Form 10QSB
period 2007-03-31
PLASTRON ACQUISITION CORP II
filed 2007-07-27
CIK 1399520

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52651

Plastron Acquisition Corp. II
(Exact name of small business issuer as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Clifford W. Chapman Jr.
712 Fifth Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 277-5301
facsimile number: (212) 702-9830

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 27, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PLASTRON ACQUISITION CORP. II

- INDEX -

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements	Page

Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	F-1
(audited)

Statements of Operations for the Three Months Ended March 31, 2007	F-2
(unaudited), from January 24, 2006 (Inception) to March 31, 2006 (unaudited)
and for the Cumulative Period from January 24, 2006 (Inception) to
March 31, 2007 (unaudited)

Statement of Stockholders’ Equity for the Cumulative Period from	F-3
January 24, 2006 (Inception) to March 31, 2007 (unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2007	F-4
(unaudited), from January 24, 2006 (Inception) to March 31, 2006 (unaudited)
and for the Cumulative Period from January 24, 2006 (Inception) to
March 31, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. II
A Development Stage Company
BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,437	$30,000
Total current assets	25,437	30,000

TOTAL ASSETS	$25,437	$30,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable - related party	12,500	12,500
Accrued interest - related party	576	451
Total current liabilities	13,076	12,951

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	13,076	12,951

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(17,639)	(12,951)

TOTAL STOCKHOLDERS’ EQUITY	12,361	17,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,437	$30,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENTS OF OPERATIONS

	January 1, 2007	January 24, 2006	January 24, 2006
	to	(Inception) to	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	4,563	12,500	17,063

LOSS FROM OPERATIONS	(4,563)	(12,500)	(17,063)

OTHER INCOME (EXPENSE)
Interest expense - related party	(125)		(576)
Total other income (expense)	(125)	-	(576)

NET LOSS	$(4,688)	$(12,500)	$(17,639)

BASIC NET LOSS PER SHARE	($0.00)	($0.01)	($0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II A Development Stage Company STATEMENT OF STOCKHOLDERS’ EQUITY
					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	$200	$29,800	-	$30,000
Net (loss)	-	-	-	-	-	(12,951)	(12,951)
BALANCES AT DECEMBER 31, 2006	-	$-	2,000,000	$200	$29,800	($12,951)	$17,049

Net (loss)	-	-	-	-	-	(4,688)	(4,688)
BALANCES AT MARCH 31, 2007	-	$-	2,000,000	$200	$29,800	($17,639)	$12,361

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2007	January 24, 2006	January 24, 2006
	to	(Inception) to	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,688)	($12,500)	($17,639)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Changes in operating liabilities:
Increase in accrued liabilities	125		576
Net cash used in operating activities	(4,563)	(12,500)	(17,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	-	12,500	12,500
Net cash provided by financing activities	-	12,500	42,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,563)	-	25,437

Cash and cash equivalents at beginning of period	30,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,437	$0	$25,437

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

(a) Organization and Business:

Plastron Acquisition Corp. II, (the “Company”) was incorporated in the state of Delaware on January 24, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b) Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-SB for the year ended December 31, 2006 of the Company.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a deficit accumulated during the development stage. These factors indicate substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(c) Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PLASTRON ACQUISITION CORP. II
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued):

(d) Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e) Income Taxes:

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax benefit is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f) Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g) Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

NOTE 2 -  NOTE PAYABLE - RELATED PARTY

On March 9, 2007, the Company entered into a loan agreement with BCM, pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

PLASTRON ACQUISITION CORP. II
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of March 31, 2007, 2,000,000 shares of Common Stock were issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plastron Acquisition Corp. II (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $4,688, comprised mostly of legal, accounting, audit and other professional service fees of $4,563 incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in May of 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $25,437, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of March 31, 2007 totaled $13,076, comprised exclusively of notes payable and accrued interest.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from January 24, 2006 (Inception) to March 31, 2007
Operating activities	$(17,063)
Investing activities	-
Financing activities	42,500

Net effect on cash	$25,437

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act (as defined under Item 3. Controls and Procedures) reports, and

(ii) consummating an acquisition.

1

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and directors, have had limited contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

2

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), an affiliate of our officers and directors, pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 15, 2007, and incorporated herein by this reference.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTRON ACQUISITION CORP. II

Dated: July 27, 2007	By:	/s/ Michael Rapp
Name: Michael Rapp Title: President

4