Form 10-Q
period 2008-03-31
PLASTRON ACQUISITION CORP II
filed 2008-05-06
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52651

Plastron Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Clifford W. Chapman Jr., 712 Fifth Avenue, New York, NY 10019
(Address of principal executive offices)

(212) 277-5301
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 6, 2008.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	1

	Statements of Operations for the Three Months Ended March 31, 2008 (unaudited), the Three Months Ended March 31, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to March 31, 2008 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from January 24, 2006 (Inception) to March 31, 2008 (unaudited)	3

	Statements of Cash Flows for the Three Months Ended March 31, 2008 (unaudited), the Three Months Ended March 31, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to March 31, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$187	$1,844
Total current assets	187	1,844

TOTAL ASSETS	$187	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	1,074	-
Note payable - related party	12,500	12,500
Accrued interest - related party	1,076	951
Total current liabilities	14,650	13,451

TOTAL LIABILITIES	14,650	13,451

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(44,463)	(41,607)

TOTAL STOCKHOLDERS’ DEFICIT	(14,463)	(11,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187	$1,844

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	2,731	4,563	43,387

LOSS FROM OPERATIONS	(2,731)	(4,563)	(43,387)

OTHER INCOME (EXPENSE)
Interest expense - related party	(125)	(125)	(1,076)
Total other income (expense)	(125)	(125)	(1,076)

NET LOSS	$(2,856)	$(4,688)	$(44,463)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(2,856)	(2,856)
BALANCE AT MARCH 31, 2008 (Unaudited)	-	$-	2,000,000	$200	$29,800	$(44,463)	$(14,463)

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,856)	$(4,688)	$(44,463)
Changes in operating assets and liabilities:
Increase in accounts payable	1,074	-	1,074
Increase in accrued liabilities	125	125	1,076
Net cash used in operating activities	(1,657)	(4,563)	(42,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	-	-	12,500
Net cash provided by financing activities	-	-	42,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,657)	(4,563)	187

Cash and cash equivalents at beginning of period	1,844	30,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187	$25,437	$187

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and business:

Plastron Acquisition Corp. II (the “Company”) was incorporated in the state of Delaware on January 24, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($44,463) and had a working capital deficiency of $(14,463) as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of the Company.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

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

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
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

(g)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(h)	New accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(i)	New accounting pronouncements (continued):

Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

NOTE 2 -  NOTE PAYABLE – RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. Interest expense for the quarters ending March 31, 2008 and 2007 was $125 and $125. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

NOTE 3 -  STOCKHOLDERS’ EQUITY (DEFICIT):

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of March 31, 2008, 2,000,000 shares of Common Stock were issued and outstanding.

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

NOTE 4 -  SUBSEQUENT EVENTS:

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each a “Note” and together, the “Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  SUBSEQUENT EVENTS (Continued):

such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plastron Acquisition Corp. II (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 24, 2006 and maintains its principal executive office at c/o Clifford W. Chapman, Jr., 712 Fifth Avenue, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

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

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $187 comprised exclusively of cash and cash equivalents. This compares with assets of $1,844, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $14,650, comprised exclusively of notes payable and accrued interest. This compares to the Company’s current liabilities as of December 31, 2007 of $13,451, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From
			January 24, 2006
	Three months Ended	Three months Ended	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Net cash used in operating activities	$(1,657)	$(4,563)	$(42,313)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	0	0	42,500
Net effect on cash	(1,657)	(4,563)	187

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of approximately $(2,856), consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in February 2008. This compares with a net loss of approximately $(4,688) for the three months ending March 31, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $4,563 incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in May of 2007.

For the period from January 24, 2006 (Inception) to March 31, 2008, the Company had a net loss of $(44,463), comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in May of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls. In the Company’s annual report on Form 10-KSB filed with the SEC on February 26, 2008, the Company inadvertently referenced RFG Acquisition I Inc. in its discussion of internal control over financial reporting. This was a typographical error and should have referenced Plastron Acquisition Corp. II.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 15, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2008	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President