Form 10-Q
period 2008-06-30
PLASTRON ACQUISITION CORP II
filed 2008-07-21
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 17, 2008.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. II
A Development Stage Company
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,524	$1,844
Total current assets	6,524	1,844

TOTAL ASSETS	$6,524	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - related party	$22,500	$12,500
Accrued interest - related party	1,373	951
Total current liabilities	23,873	13,451

TOTAL LIABILITIES	23,873	13,451

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(47,349)	(41,607)

TOTAL STOCKHOLDERS’ DEFICIT	(17,349)	(11,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,524	$1,844

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENTS OF OPERATIONS

	April 1, 2008	April 1, 2007	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	to	to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	2,589	6,964	5,320	11,527	45,976

LOSS FROM OPERATIONS	(2,589)	(6,964)	(5,320)	(11,527)	(45,976)

OTHER INCOME (EXPENSE)
Interest expense - related party	(297)	(125)	(422)	(250)	(1,373)
Total other income (expense)	(297)	(125)	(422)	(250)	(1,373)

NET LOSS	$(2,886)	$(7,089)	$(5,742)	$(11,777)	$(47,349)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From January 24, 2006 (Inception) to June 30, 2008

						Deficit
	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	During the Development Stage	Stockholders' Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(5,742)	(5,742)
BALANCE AT JUNE 30, 2008 (unaudited)	-	$-	2,000,000	$200	$29,800	$(47,349)	$(17,349)

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,742)	$(11,777)	$(47,349)
Changes in operating assets and liabilities:
Increase in accrued liabilities	422	250	1,373
Net cash used in operating activities	(5,320)	(11,527)	(45,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	10,000	-	22,500
Net cash provided by financing activities	10,000	-	52,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,680	(11,527)	6,524

Cash and cash equivalents at beginning of period	1,844	30,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,524	$18,473	$6,524

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($47,349) and had a working capital deficiency of $(17,349) as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required

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

NOTE 2 -  NOTE PAYABLE - RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. Interest expense associated with the loan for the quarters ending June 30, 2008 and 2007 was $125 and $125. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each the “April 15 Note” and together, the “April 15 Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company. Interest expense associated with the April 15 Notes for the quarter ending June 30, 2008 was $172.

NOTE 3 -  STOCKHOLDERS’ EQUITY (DEFICIT):

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of June 30, 2008, 2,000,000 shares of Common Stock were issued and outstanding.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  STOCKHOLDERS’ EQUITY (DEFICIT) (Continued):

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

None.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $6,524, comprised exclusively of cash and cash equivalents. This compares with assets of $18,473, comprised exclusively of cash and cash equivalents, as of June 30, 2007. The Company’s current liabilities as of June 30, 2008 totaled $23,873, comprised exclusively of notes payable and accrued interest. This compares to the Company’s current liabilities as of June 30, 2007 of $13,201, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from January 24, 2006 (inception) to June 30, 2008:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Cumulative Period from January 24, 2006 (inception) to June 30, 2008
Net cash used in operating activities	$(5,320)	$(11,527)	$(45,976)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	10,000	0	52,500
Net increase in cash and cash equivalents	4,680	(11,527)	6,524

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $(2,886) and $(5,724), respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in February of 2008. This compares with a net loss of $(7,089) and $(11,777) for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in May of 2007.

For the cumulative period from January 24, 2006 (inception) to June 30, 2008, the Company had a net loss of $(47,349), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each a “Note” and together, the “Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act) (the “Maturity Date”).

Under the Notes, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings. In the event that an Event of Default has occurred, Messrs Rapp, Wagenheim and Chapman or any other holder of the Note may, by notice to the Company, declare the entire Note to be immediately due and payable. In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire Note shall automatically become due and payable without any notice or other action by Messrs Rapp, Wagenheim and Chapman. Commencing five days after the occurrence of any Event of Default, the interest rate on the Notes shall accrue at the rate of 18% per annum. Copies of the Notes are attached hereto as Exhibits 4.1, 4.2 and 4.3.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

**4.1	Promissory Note issued by Plastron Acquisition Corp. I to Michael Rapp dated April 15, 2008.

**4.2	Promissory Note issued by Plastron Acquisition Corp. I to Philip Wagenheim dated April 15, 2008.

**4.3	Promissory Note issued by Plastron Acquisition Corp. I to Clifford Chapman dated April 15, 2008.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 17, 2008	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director