Form 10-Q
period 2008-09-30
PLASTRON ACQUISITION CORP II
filed 2008-10-08
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 8, 2008.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and	2
	September 30, 2007 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to September 30, 2008 (unaudited)

	Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from	3
	January 24, 2006 (Inception) to September 30, 2008 (unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and	4
	September 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006
	(Inception) to September 30, 2008 (unaudited)

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,630	$1,844
Total current assets	1,630	1,844

TOTAL ASSETS	$1,630	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - related party	$22,500	$12,500
Accrued interest - related party	1,704	951
Total current liabilities	24,204	13,451

TOTAL LIABILITIES	24,204	13,451

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(52,574)	(41,607)

TOTAL STOCKHOLDERS’ DEFICIT	(22,574)	(11,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,630	$1,844

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	July 1, 2008	July 1, 2007	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	to	to	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	4,894	11,994	10,214	23,521	50,870

LOSS FROM OPERATIONS	(4,894)	(11,994)	(10,214)	(23,521)	(50,870)

OTHER INCOME (EXPENSE)
Interest expense - related party	(331)	(125)	(753)	(375)	(1,704)
Total other income (expense)	(331)	(125)	(753)	(375)	(1,704)

NET LOSS	$(5,225)	$(12,119)	$(10,967)	$(23,896)	$(52,574)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to September 30, 2008

					Additional	Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net (loss)	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	-	2,000,000	200	29,800	(24,728)	5,272

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(10,967)	(10,967)
BALANCE AT SEPTEMBER 30, 2008 (unaudited)	-	$-	2,000,000	$200	$29,800	$(52,574)	$(22,574)

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,967)	$(23,896)	$(52,574)
Changes in operating assets and liabilities:
Increase in accrued liabilities	753	375	1,704
Net cash used in operating activities	(10,214)	(23,521)	(50,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	10,000	-	22,500
Net cash provided by financing activities	10,000	-	52,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(214)	(23,521)	1,630

Cash and cash equivalents at beginning of period	1,844	30,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,630	$6,479	$1,630

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($52,574) and had a working capital deficiency of $(22,574) as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

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
(Unaudited)

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

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 2 -  NOTE PAYABLE – RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. Interest expense associated with the loan for the quarters ending September 30, 2008 and 2007 was $125 and $125. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -  NOTE PAYABLE – RELATED PARTY (Continued):

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each the “April 15 Note” and together, the “April 15 Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company. Interest expense associated with the April 15 Notes for the quarter ending September 30, 2008 was $206.

NOTE 3 -  STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of September 30, 2008, 2,000,000 shares of Common Stock were issued and outstanding.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $1,630, comprised exclusively of cash and cash equivalents. This compares with assets of $1,844, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $24,204, comprised exclusively of accounts payable, notes payable and accrued interest. This compares to the Company’s current liabilities as of December 31, 2007 of $13,451, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from January 24, 2006 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Cumulative Period from January 24, 2006 (Inception) to September 30, 2008
Net cash used in operating activities	$(10,214)	$(23,521)	$(50,870)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	10,000	-	52,500
Net increase in cash and cash equivalents	$(214)	$(23,521)	$1,630

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $(5,225) and $(10,967), respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the periods ending March 31, 2008 and June 30, 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007. This compares with a net loss of $(12,119) and $(23,896) for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in May of 2007.

For the cumulative period from January 24, 2006 (inception) to September 30, 2008, the Company had a net loss of $(52,574), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 8, 2008	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer