Form 10-Q
period 2009-03-31
PLASTRON ACQUISITION CORP II
filed 2009-05-13
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2009.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	1

	Statements of Operations for the Three Months Ended March 31, 2009 and	2
	March 31, 2008 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to March 31, 2009 (unaudited)

	Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from	3
	January 24, 2006 (Inception) to March 31, 2009 (unaudited)

	Statements of Cash Flows for the Three Months Ended March 31, 2009 and	4
	March 31, 2008 (unaudited) and for the Cumulative Period from January 24, 2006
	(Inception) to March 31, 2009 (unaudited)

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,399	$582
Total current assets	7,399	582

TOTAL ASSETS	$7,399	$582

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$854
Accrued interest - related party	2,411	2,036
Note payable - related party	37,000	22,500
Total current liabilities	39,411	25,390

TOTAL LIABILITIES	39,411	25,390

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(62,012)	(54,808)

TOTAL STOCKHOLDERS’ DEFICIT	(32,012)	(24,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,399	$582

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Inception
	January 1, 2009 to	January 1, 2008 to	(January 24, 2006) to
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	6,829	2,731	59,601

LOSS FROM OPERATIONS	(6,829)	(2,731)	(59,601)

OTHER (EXPENSE)
Interest expense - related party	(375)	(125)	(2,411)
Total other (expense)	(375)	(125)	(2,411)

NET LOSS	$(7,204)	$(2,856)	$(62,012)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

						Deficit Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	-	2,000,000	200	29,800	(24,728)	5,272

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(13,201)	(13,201)
BALANCE AT DECEMBER 31, 2008	-	-	2,000,000	200	29,800	(54,808)	(24,808)

Net loss	-	-	-	-	-	(7,204)	(7,204)
BALANCE AT March 31, 2009 (unaudited)	-	$-	2,000,000	$200	$29,800	$(62,012)	$(32,012)

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2009	January 1, 2008	Inception
	to	to	(January 24, 2006) to
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,204)	$(2,856)	$(62,012)
Changes in operating assets and liabilities:
Decrease in accounts payable	(854)	1,074	-
Increase in accrued interest - related party	375	125	2,411
Net cash used in operating activities	(7,683)	(1,657)	(59,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	14,500	-	37,000
Net cash provided by financing activities	14,500	-	67,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,817	(1,657)	7,399

Cash and cash equivalents at beginning of period	582	1,844	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,399	$187	$7,399

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($62,012) and had a working capital deficiency of ($32,012) as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2008 of the Company.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

On March 16, 2009, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $14,500 on or before the earlier of (i) March 16, 2014 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”).  Interest shall accrue on the outstanding principal balance of this loan at an annual rate of 8.25%. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

NOTE 3 -   STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of March 31, 2009, 2,000,000 shares of Common Stock were issued and outstanding.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $7,399, comprised exclusively of cash and cash equivalents. This compares with assets of $582, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaled $39,411, comprised exclusively of notes payable and accrued interest.  This compares to the Company’s current liabilities as of December 31, 2008 of $25,390, comprised exclusively of accounts payable, notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and March 31, 2008 and for the cumulative period from January 24, 2006 (inception) to March 31, 2009:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from January 24, 2006 (Inception) to March 31, 2009
Net cash used in operating activities	$(7,683)	$(1,657)	$(59,601)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	14,500	-	67,000
Net increase in cash and cash equivalents	$6,817	$(1,657)	$7,399

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $(7,204), consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009 and Annual Report on Form 10-K for the year ended December 31, 2008.  This compares with a net loss of $(2,856) for the three months ended March 31, 2008, respectively, consisting of legal, accounting, audit and other professional service fees incurred.

For the cumulative period from January 24, 2006 (inception) to March 31, 2009, the Company had a net loss of $(62,012), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 13, 2009	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer