Form 10-Q
period 2009-06-30
PLASTRON ACQUISITION CORP II
filed 2009-09-21
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52651

Plastron Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Michael Rapp, 712 Fifth Avenue, 22nd Floor New York, NY 10019
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,061,856 shares of common stock, par value $.0001 per share, outstanding as of September 21, 2009.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	1

	Statements of Operations for the Three and Six Months Ended June 30, 2009 and	2
	June 30, 2008 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to June 30, 2009 (unaudited)

	Statement of Stockholders’ Deficit for the Cumulative Period from	3
	January 24, 2006 (Inception) to June 30, 2009 (unaudited)

	Statements of Cash Flows for the Six Months Ended June 30, 2009 and	4
	June 30, 2008 (unaudited) and for the Cumulative Period from January 24, 2006
	(Inception) to June 30, 2009 (unaudited)

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$239	$582
Total current assets	239	582

TOTAL ASSETS	$239	$582

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$854
Accrued interest - related party	3,040	2,036
Note payable - related party	37,000	22,500
Total current liabilities	40,040	25,390

TOTAL LIABILITIES	40,040	25,390

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856 shares issued and outstanding	206	200
Additional paid-in capital	30,722	29,800
Deficit accumulated during the development stage	(70,729)	(54,808)

TOTAL STOCKHOLDERS’ DEFICIT	(39,801)	(24,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239	$582

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	April 1, 2009	April 1, 2008	January 1, 2009	January 1, 2008	Inception
	to	to	to	to	(January 24, 2006) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	8,087	2,589	14,917	5,320	67,688

LOSS FROM OPERATIONS	(8,087)	(2,589)	(14,917)	(5,320)	(67,688)

OTHER (EXPENSE)
Interest expense - related party	(630)	(297)	(1,004)	(422)	(3,041)
Total other (expense)	(630)	(297)	(1,004)	(422)	(3,041)

NET LOSS	$(8,717)	$(2,886)	$(15,921)	$(5,742)	$(70,729)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,031,948	2,000,000	2,016,404	2,000,000

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional	Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(13,201)	(13,201)
BALANCE AT DECEMBER 31, 2008	-	-	2,000,000	200	29,800	(54,808)	(24,808)

Issuance of common stock for cash at $.015 per share	-	-	61,856	6	922	-	928
Net loss	-	-	-	-	-	(15,921)	(15,921)
BALANCE AT JUNE 30, 2009 (unaudited)	-	$-	2,061,856	$206	$30,722	$(70,729)	$(39,801)

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2009	January 1, 2008	Inception
	to	to	(January 24, 2006) to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,921)	$(5,742)	$(70,729)
Changes in operating assets and liabilities:
Decrease in accounts payable	(854)	-	-
Increase in accrued interest - related party	1,004	422	3,041
Net cash used in operating activities	(15,771)	(5,320)	(67,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	928	-	30,929
Proceeds from loan - related party	14,500	10,000	37,000
Net cash provided by financing activities	15,428	10,000	67,929

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(343)	4,680	239

Cash and cash equivalents at beginning of period	582	1,844	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$239	$6,524	$239

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($70,729) and had a working capital deficiency of ($39,801) as of June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2010. This will not have an impact on the results of the Company.

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

NOTE 3 -   STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share.  On May 14, 2009, the Company issued 61,856 shares to Charles Allen, for total cash consideration of $927.84 or $.015 per share.  As of June 30, 2009, 2,061,856 shares of Common Stock were issued and outstanding.

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

Description of Business

The Company was incorporated in the State of Delaware on January 24, 2006 and maintains its principal executive office at c/o Michael Rapp, 712 Fifth Avenue, 22nd Floor, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $239, comprised exclusively of cash and cash equivalents. This compares with assets of $582, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $40,040, comprised exclusively of notes payable and accrued interest.  This compares to the Company’s current liabilities as of December 31, 2008 of $25,390, comprised exclusively of accounts payable, notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and June 30, 2008 and for the cumulative period from January 24, 2006 (Inception) to June 30, 2009:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Cumulative Period from January 24, 2006 (Inception) to June 30, 2009
Net cash used in operating activities	$(15,771)	$(5,320)	$(67,688)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	15,428	10,000	67,929
Net increase in cash and cash equivalents	$(343)	$4,680	$239

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $8,717 and $15,921, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2009 and Annual Report on Form 10-K for the year ended December 31, 2008.  This compares with a net loss of $2,886 and $5,742 for the three and six months ended June 30 , 2008, respectively, consisting of legal, accounting, audit and other professional service fees incurred.

For the cumulative period from January 24, 2006 (Inception) to June 30, 2009, the Company had a net loss of $(70,729), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2009, the Company sold 61,856 shares of Common Stock to Charles Allen.  The Company sold such shares of Common Stock to Mr. Allen, for an aggregate purchase price equal to $927.84 and pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Mr. Allen, a copy of which is attached as Exhibit 10.2 to the Form 8-K filed by the Company in May of 2009.  The Company sold these shares of Common Stock to Mr. Allen under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder.  As of the date hereof, the Company has 2,061,856 shares of Common Stock issued and outstanding.

Mr. Allen represented in writing that he acquired the shares for his own account. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q  for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: September 21, 2009	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer