Form 10-Q
period 2009-09-30
PLASTRON ACQUISITION CORP II
filed 2009-11-20
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,061,856 shares of common stock, par value $.0001 per share, outstanding as of November 20, 2009.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and	2
	September 30, 2008 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to September 30, 2009 (unaudited)

	Statement of Stockholders’ Deficit for the Cumulative Period from	3
	January 24, 2006 (Inception) to September 30, 2009 (unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and	4
	September 30, 2008 (unaudited) and for the Cumulative Period from January 24, 2006
	(Inception) to September 30, 2009 (unaudited)

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Sept 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,697	$582
Total current assets	6,697	582

TOTAL ASSETS	$6,697	$582

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$786	$854
Accrued interest - related party	3,820	2,036
Note payable - related party	49,000	22,500
Total current liabilities	53,606	25,390

TOTAL LIABILITIES	53,606	25,390

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856 shares issued and outstanding	206	200
Additional paid-in capital	30,722	29,800
Deficit accumulated during the development stage	(77,838)	(54,808)

TOTAL STOCKHOLDERS’ DEFICIT	(46,910)	(24,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,697	$582

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	July 1, 2009	July 1, 2008	January 1, 2009	January 1, 2008	Inception
	to	to	to	to	(January 24, 2006) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	6,285	4,894	21,202	10,214	73,973

LOSS FROM OPERATIONS	(6,285)	(4,894)	(21,202)	(10,214)	(73,973)

OTHER (EXPENSE)
Interest expense - related party	(824)	(331)	(1,828)	(753)	(3,865)
Total other (expense)	(824)	(331)	(1,828)	(753)	(3,865)

NET LOSS	$(7,109)	$(5,225)	$(23,030)	$(10,967)	$(77,838)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,061,856	2,000,000	2,031,721	2,000,000

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to September 30, 2009

					Additional	Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	-	2,000,000	200	29,800	(24,728)	5,272

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(13,201)	(13,201)
BALANCE AT DECEMBER 31, 2008	-	-	2,000,000	200	29,800	(54,808)	(24,808)

Issuance of common stock for cash at $.015 per share	-	-	61,856	6	922	-	928
Net loss	-	-	-	-	-	(23,030)	(23,030)
BALANCE AT September 30, 2009 (unaudited)	-	$-	2,061,856	$206	$30,722	$(77,838)	$(46,910)

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2009	January 1, 2008	Inception
	to	to	(January 24, 2006) to
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,030)	$(10,967)	$(77,838)
Changes in operating assets and liabilities:
Decrease in accounts payable	(68)	-	786
Increase in accrued interest - related party	1,785	753	3,821
Net cash used in operating activities	(21,313)	(10,214)	(73,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	928	-	30,928
Proceeds from loan - related party	26,500	10,000	49,000
Net cash provided by financing activities	27,428	10,000	79,929

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,114	(214)	6,697

Cash and cash equivalents at beginning of period	582	1,844	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,697	$1,630	$6,697

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($77,838) and had a working capital deficiency of ($46,910) as of September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

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

On August 12, 2009, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,000 on or before the earlier of (i) August 12, 2013 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”).  Interest shall accrue on the outstanding principal balance of this loan at an annual rate of 8.25%. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -   STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share.  On May 14, 2009, the Company issued 61,856 shares to Charles Allen, for total cash consideration of $927.84 or $.015 per share.  As of September 30, 2009, 2,061,856 shares of Common Stock were issued and outstanding.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $6,697, comprised exclusively of cash and cash equivalents. This compares with assets of $582, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of September 30, 2009 totaled $53,607, comprised exclusively of notes payable and accrued interest.  This compares to the Company’s current liabilities as of December 31, 2008 of $25,390, comprised exclusively of accounts payable, notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009 and September 30, 2008 and for the cumulative period from January 24, 2006 (Inception) to September 30, 2009:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	For the Cumulative Period from January 24, 2006 (Inception) to September 30, 2009
Net cash used in operating activities	$(21,313)	$(10,214)	$(73,231)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	27,428	10,000	79,929
Net increase in cash and cash equivalents	$6,114	$(214)	$6,697

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (Inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $7,109  and $23,030, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q.  This compares with a net loss of $5,225 and 10,967 for the three and nine months ended September 30, 2008, respectively, consisting of legal, accounting, audit and other professional service fees incurred.

For the cumulative period from January 24, 2006 (Inception) to September 30, 2009, the Company had a net loss of $(77,838)consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On August 12, 2009, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,000 on or before the earlier of (i) August 12, 2013 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”).  Interest shall accrue on the outstanding principal balance of this loan at an annual rate of 8.25%. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Dated: November 20, 2009	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer