Form 10-Q
period 2010-06-30
PLASTRON ACQUISITION CORP II
filed 2010-08-12
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,061,856 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	1

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009 (unaudited) and for the Cumulative Period from Inception (January 24, 2006) to June 30, 2010 (unaudited)	2

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009 (unaudited) and for the Cumulative Period from Inception (January 24, 2006 ) to June 30, 2010 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved.	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,078	$6,559
Total current assets	1,078	6,559

TOTAL ASSETS	$1,078	$6,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$0	$1,735
Accrued interest - related party	6,585	4,677
Note payable - related party	60,100	49,000
Total current liabilities	66,685	55,412

TOTAL LIABILITIES	66,685	55,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856 and 2,061,856 shares issued and outstanding	206	206
Additional paid-in capital	30,722	30,722
Deficit accumulated during the development stage	(96,535)	(79,781)

TOTAL STOCKHOLDERS’ DEFICIT	(65,607)	(48,853)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,078	6,559

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
A Development Stage Company
STATEMENT OF OPERATIONS

					Inception
	April 1, 2010	April 1, 2009	January 1, 2010	January 1, 2009	(January 24, 2006)
	to	to	to	to	to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	11,826	8,087	14,846	14,917	89,949

LOSS FROM OPERATIONS	(11,826)	(8,087)	(14,846)	(14,917)	(89,949)

OTHER (EXPENSE)
Interest expense - related party	(1,040)	(630)	(1,908)	(1,004)	(6,586)
Total other (expense)	(1,040)	(630)	(1,908)	(1,004)	(6,586)

NET LOSS	$(12,866)	$(8,717)	$(16,754)	$(15,921)	$(96,535)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,061,856	2,031,948	2,061,856	2,016,404

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2010	January 1, 2009	Inception
	to	to	(January 24, 2006) to
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,754)	$(15,921)	$(96,535)
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest - related party	1,908	(854)	6,585
Increase (decrease) in accounts payable	(1,735)	1,004	-
Net cash used in operating activities	(16,581)	(15,771)	(89,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	928	30,928
Proceeds from note payable - related party	11,100	14,500	60,100
Net cash provided by financing activities	11,100	15,428	91,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,481)	(343)	1,078

Cash and cash equivalents at beginning of period	6,559	582	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,078	$239	$1,078

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($96,535) and had a working capital deficiency of ($65,607) as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2010, no income tax expense has been incurred.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -   NOTE PAYABLE – RELATED PARTY (Continued):

During the six months ended June 30, 2010, the Company received a total of $11,100 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

For the three and six months ended June 30, 2010 and 2009, interest expense was $1,040 and $630 and $1,908 and $1,004, respectively.

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

As of June 30, 2010, 2,061,856 shares of Common Stock were issued and outstanding.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $1,078, comprised exclusively of cash and cash equivalents. This compares with assets of $6,559, comprised exclusively of cash and cash equivalents, as of December 31, 2009. The Company’s current liabilities as of June 30, 2010 totaled $66,685, comprised exclusively of notes payable and accrued interest.  This compares to the Company’s current liabilities as of December 31, 2009 of $55,412, comprised exclusively of accounts payable, notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and June 30, 2009 and for the cumulative period from January 24, 2006 (inception) to June 30, 2010:
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Cumulative Period from January 24, 2006 (Inception) to June 30, 2010
Net cash used in operating activities	$(16,581)	$(15,771)	$(89,950)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$11,100	$15,428	$91,028
Net change in cash and cash equivalents	$(5,481)	$(343)	$1,078

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception (January 24, 2006) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $12,866 and $16,754, respectively, consisting of legal, accounting, .and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in May of 2010 and Annual Report on Form 10-K for the year ended December 31, 2009 filed in March of 2010.  This compares with a net loss of $8,717 and $15,921, respectively for the three and six months ended June 30, 2009 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed in March of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed in May of 2009.

For the cumulative period from inception  (January 24, 2006) to June 30, 2010, the Company had a net loss of $96,535, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005 and the filing of the Company’s Annual and Quarterly Reports.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 12, 2010	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer