Form 10-Q
period 2010-09-30
PLASTRON ACQUISITION CORP II
filed 2010-11-15
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52651

Plastron Acquisition Corp. II
(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Michael Rapp, 712 Fifth Avenue, New York, NY 10019
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,061,856 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2010.

PLASTRON ACQUISITION CORP. II
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and	2
	September 30, 2009 (unaudited) and for the Cumulative Period from Inception
	(January 24, 2006) to September 30, 2010 (unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and	3
	September 30, 2009 (unaudited) and for the Cumulative Period from Inception
	(January 24, 2006) to September 30, 2010 (unaudited)

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved.	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$663	$6,559
Total current assets	663	6,559

TOTAL ASSETS	$663	$6,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$1,735
Accrued interest - related party	7,745	4,677
Note payable - related party	65,100	49,000
Total current liabilities	72,845	55,412

TOTAL LIABILITIES	72,845	55,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856 and 2,061,856 shares issued and outstanding	206	206
Additional paid-in capital	30,722	30,722
Deficit accumulated during the development stage	(103,110)	(79,781)

TOTAL STOCKHOLDERS’ DEFICIT	(72,182)	(48,853)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$663	$6,559

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
A Development Stage Company
STATEMENT OF OPERATIONS

	April 1, 2010	April 1, 2009	January 1, 2010	January 1, 2009	Inception (January 24, 2006)
	to	to	to	to	to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-
		.		.
OPERATING EXPENSES:
General and administrative expenses	5,415	6,285	20,261	21,202	95,364

LOSS FROM OPERATIONS	(5,415)	(6,285)	(20,261)	(21,202)	(95,364)

OTHER (EXPENSE)
Interest expense - related party	(1,160)	(824)	(3,068)	(1,828)	(7,746)
Total other (expense)	(1,160)	(824)	(3,068)	(1,828)	(7,746)

NET LOSS	$(6,575)	$(7,109)	$(23,329)	$(23,030)	$(103,110)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,061,856	2,061,856	2,061,856	2,031,721

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2010	January 1, 2009	Inception (January 24, 2006)
	to	to	to
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,329)	$(23,030)	$(103,110)
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued liabilities	3,068	(68)	7,745
Increase/(Decrease) in accounts payable	(1,735)	1,785	-
Net cash used in operating activities	(21,996)	(21,313)	(95,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	928	30,928
Proceeds from note payable - related party	16,100	26,500	65,100
Net cash provided by financing activities	16,100	27,428	96,028

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,896)	6,115	663

Cash and cash equivalents at beginning of period	6,559	582	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$663	$6,697	$663

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($103,110) and had a working capital deficiency of ($72,182) as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2010, no income tax expense has been incurred.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

During the nine months ended September 30, 2010, the Company received a total of $16,100 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

For the three and nine months ended September 30, 2010 and 2009, interest expense was $1,160 and $824 and $3,068 and $1,828, respectively.

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

As of September 30, 2010, 2,061,856 shares of Common Stock were issued and outstanding.

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

Description of Business

The Company was incorporated in the State of Delaware on January 24, 2006 (Inception) and maintains its principal executive office at c/o Michael Rapp, 712 Fifth Avenue, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $663 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $663, comprised exclusively of cash and cash equivalents. This compares with assets of $6,559, comprised exclusively of cash and cash equivalents, as of December 31, 2009. The Company’s current liabilities as of September 30, 2010 totaled $72,845, comprised exclusively of notes payable and accrued interest.  This compares to the Company’s current liabilities as of December 31, 2009 of $55,412, comprised exclusively of accounts payable, notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2010 and September 30, 2009 and for the cumulative period from January 24, 2006 (inception) to September 30, 2010:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	For the Cumulative Period from January 24, 2006 (Inception) to September 30, 2010
Net cash used in operating activities	$(21,996)	$(21,313)	$(95,365)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$16,100	$27,428	$96,028
Net change in cash and cash equivalents	$(5,896)	$6,115	$663

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (Inception) through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2010, the Company had a net loss of $6,575 and $23,329, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K. This compares with a net loss of $7,109 and $23,030, respectively, for the three and nine months ended September 30, 2009, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

For the cumulative period from January 24, 2006 (Inception) to September 30, 2010, the Company had a net loss of $103,110, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005 and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

PLASTRON ACQUISITION CORP. II

Dated: November 15, 2010	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer