Form 10-K
period 2010-12-31
PLASTRON ACQUISITION CORP II
filed 2011-03-22
CIK 1399520

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of December 31, 2010, there was 1 non-affiliate holder of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 22, 2011, there were 2,061,856 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plastron Acquisition Corp. II (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(f) The extent to which the business opportunity can be advanced; and

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our officers and directors.  Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 22, 2011, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2010.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $612 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $5,112, comprised exclusively of cash and cash equivalents and prepaid expenses.  This compares with assets of $6,559, comprised exclusively of cash and cash equivalents as of December 31, 2009.  The Company’s current liabilities as of December 31, 2010 totaled $84,406, comprised exclusively of notes payable, accrued interest and related party advances.  This compares with current liabilities equal to $55,412, comprised exclusively of notes payable, accrued interest and accounts payable as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009 and for the cumulative period from January 24, 2006 (Inception) to December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from Inception (January 24, 2006) to December 31, 2010
Net cash used in operating activities	$(32,329)	$(21,451)	$(105,698)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$26,382	$27,428	$106,310
Net Increase (Decrease) in Cash and Cash Equivalents	$(5,947)	$5,977	$612

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from Inception (January 24, 2006) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal years ended December 31, 2010 and 2009, the Company had a net loss of $30,441 and $24,973 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from Inception (January 24, 2006) to December 31, 2010, the Company had a net loss of $110,222 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in May of 2007, and the filing of the Company’s periodic reports.

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

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Plastron Acquisition Corp. II

We have audited the accompanying balance sheets of Plastron Acquisition Corp II (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 and from inception (January 24, 2006) to December 31, 2010. Plastron Acquisition Corp II management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastron Acquisition Corp II. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and from inception (January 24, 2006) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 10, 2011

Plastron Acquisition Corp. II
A Development Stage Company
BALANCE SHEETS

	As of December 31, 2010	As of December 31, 2009
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$612	$6,559
Prepaid expenses	4,500	-
Total current assets	5,112	6,559

TOTAL ASSETS	$5,112	$6,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$1,735
Accrued interest - related party	9,024	4,677
Related party advances	26,382	-
Note payable - related party	49,000	49,000
Total current liabilities	84,406	55,412

TOTAL LIABILITIES	84,406	55,412

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856and 2,061,856 shares issued and outstanding	206	206
Additional paid-in capital	30,722	30,722
Deficit accumulated during the development stage	(110,222)	(79,781)

TOTAL STOCKHOLDERS’ DEFICIT	(79,294)	(48,853)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,112	$6,559

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage CompanY
STATEMENTS OF OPERATIONS

	January 1, 2010 to December 31, 2010	January 1, 2009 to December 31, 2009	Inception (January 24, 2006) to December 31, 2010
	(Audited)	(Audited)	(Audited)
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	26,094	22,331	101,197

LOSS FROM OPERATIONS	(26,094)	(22,331)	(101,197)

OTHER (EXPENSE)
Interest expense - related party	(4,347)	(2,642)	(9,025)
Total other (expense)	(4,347)	(2,642)	(9,025)

NET LOSS	$(30,441)	$(24,973)	$(110,222)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,061,856	2,039,317

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT
From Inception (January 24, 2006) to December 31, 2010

					Additional	Deficit Accumulated During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015per share	-	-	2,000,000	200	29,800	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	(12,951)	17,049

Net loss	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE30, 2007	-	-	2,000,000	200	29,800	(24,728)	5,272

Net loss	-	-	-	-	-	(16,879)	(16,879)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	(41,607)	(11,607)

Net loss	-	-	-	-	-	(13,201)	(13,201)
BALANCE AT December 31, 2008	-	-	2,000,000	200	29,800	(54,808)	(24,808)

Issuance of common stock for cash at $.015per share	-	-	61,856	6	922	-	928
Net loss	-	-	-	-	-	(24,973)	(24,973)
BALANCE AT December 31, 2009	-	-	2,061,856	206	30,722	(79,781)	(48,853)

Net loss	-	-	-	-	-	(30,441)	(30,441)
BALANCE AT December 31, 2010 (Audited)	-	$-	2,061,856	$206	$30,722	$(110,222)	$(79,294)

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2010 to December 31, 2010	January 1, 2009 to December 31, 2009	Inception (January 24, 2006) to December 31, 2010
	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,441)	$(24,973)	$(110,222)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,500)	-	(4,500)
(Decrease) Increase in accounts payable	(1,735)	881	-
Increase in accrued interest - related party	4,347	2,641	9,024
Net cash used in operating activities	(32,329)	(21,451)	(105,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	928	30,928
Proceeds from related party advances	26,382	-	26,382
Proceeds from note payable - related party	-	26,500	49,000
Net cash provided by financing activities	26,382	27,428	106,310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,947)	5,977	612

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	6,559	582	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$612	$6,559	$612

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Audited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($110,222) and had a working capital deficiency of ($79,294) as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

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

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Audited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(h)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 -RELATED PARTY ADVANCES:

During the year ended December 31, 2010, the Company received a total of $26,382 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

For the years ended December 31, 2010 and 2009, interest expense was $845 and $0, respectively.

NOTE 3 -NOTE PAYABLE – RELATED PARTY:

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

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Audited)

NOTE 3 -NOTE PAYABLE – RELATED PARTY (Continued):

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

During the year ended December 31, 2010, the Company received a total of $26,382 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

For the years ended December 31, 2010 and 2009, interest expense was $3,502 and $2,642, respectively.

NOTE 4 -STOCKHOLDERS’ DEFICIT:

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

As of December 31, 2010 and 2009, 2,061,856 shares of Common Stock were issued and outstanding.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Audited)

NOTE 5 -INCOME TAXES:

At December 31, 2010 and 2009, the Company had a federal operating loss carryforward of approximately $110,222 and $79,781 respectively, which begins to expire between 2026 and 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$110,222	$79,781
Total deferred tax assets	38,578	27,923
Less: Valuation Allowance	(38,578)	(27,923)
Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $38,578 and $27,923, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31:

	2010	2009

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 6 -SUBSEQUENT EVENTS:

During the two months ended February 28, 2011, the Company received $2,000 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

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

              As of December 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term
Michael Rapp	44	President and Director	March 1, 2006 through Present

Philip Wagenheim	40	Secretary and Director	March 1, 2006 through Present

Clifford Chapman	42	Director	March 1, 2006 through Present

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

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2010 and December 31, 2009.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Michael Rapp, President and Director	2010 2009	None None	None None	None None	None None	None None

Philip Wagenheim, Secretary and Director	2010 2009	None None	None None	None None	None None	None None

Clifford Chapman, Director	2010 2009	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 22, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions.

During the year ended December 31, 2010, the Company received a total of $26,382 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.  As of December 31, 2010, the total amount owed to BCM was $65,382.

During the two months ended February 28, 2011, the Company received $2,000 from BCM.  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.

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

Item 14.  Principal Accounting Fees and Services

De Joya Griffith & Company, LLC (“DJGC”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by DJGC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,000 for the fiscal year ended December 31, 2010 and $7,600 for the fiscal year ended December 31, 2009.

Audit-Related Fees

There were no fees billed by DJGC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2010 and for the fiscal year ended December 31, 2009.

Tax Fees

There were fees of $-0- billed by DJGC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010 and $400 fees for tax compliance, tax advice, and tax planning for the fiscal year ended 2009.

All Other Fees

There were no fees billed by DJGC for other products and services for the fiscal years ended December 31, 2010 and 2009.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*	Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

**14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securitiesand Exchange Commission on May 15, 2007 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Form 10-KSB filed with the Securities Exchange Commission onFebruary 25, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTRON ACQUISITION CORP. II

Dated: March 22, 2011	By:	/s/ Michael Rapp
Michael Rapp President and Director
Principal Accounting Officer
Principal Financial Officer Principal Executive Officer

Dated: March 22, 2011	By:	/s/ Philip Wagenheim
Philip Wagenheim
Secretary and Director

Dated: March 22, 2011	By:	/s/ Clifford Chapman
Clifford Chapman
Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Michael Rapp	President and Director	March 22, 2011
Michael Rapp

/s/ Philip Wagenheim	Secretary and Director	March 22, 2011
Philip Wagenheim

/s/ Clifford Chapman	Director	March 22, 2011
Clifford Chapman