Form 10-Q
period 2011-03-31
PLASTRON ACQUISITION CORP II
filed 2011-05-16
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,600,000 shares of common stock, par value $.0001 per share, outstanding as of May 16, 2011.

PLASTRON ACQUISITION CORP. II

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and
	December 31, 2010 (audited)	2

	Condensed Statements of Operations for the Three Months Ended March 31, 2011 and
	March 31, 2010 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to March 31, 2011 (unaudited)	3

	Condensed Statement of Stockholders’ Deficit from January 24, 2006 (Inception) to
	March 31, 2011	4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and
	March 31, 2010 (unaudited) and for the Cumulative Period from
	January 24, 2006 (Inception) to March 31, 2011 (unaudited)	5

	Condensed Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved.	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Plastron Acquisition Corp. II
A Development Stage Company
CONDENSED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$521	$612
Prepaid expenses	225	4,500
Total current assets	746	5,112

TOTAL ASSETS	$746	$5,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accrued interest - related party	9,994	9,024
Related party advances	41,177	26,382
Note payable - related party	47,000	49,000
Total current liabilities	98,171	84,406

TOTAL LIABILITIES	98,171	84,406

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,061,856 issued and 1,661,856 and 2,061,856 shares outstanding at March 31, 2011 and December 31, 2010, respectively	206	206
Additional paid-in capital	30,722	30,722
Treasury stock	(6,000)	-
Deficit accumulated during the development stage	(122,353)	(110,222)

TOTAL STOCKHOLDERS’ DEFICIT	(97,425)	(79,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$746	$5,112

The accompanying condensed notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS

			Inception
	January 1, 2011	January 1, 2010	(January 24, 2006)
	to	to	to
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	10,677	3,020	111,874

LOSS FROM OPERATIONS	(10,677)	(3,020)	(111,874)

OTHER (EXPENSE)
Interest expense - related party	(1,454)	(868)	(10,479)
Total other (expense)	(1,454)	(868)	(10,479)

NET LOSS	$(12,131)	$(3,888)	$(122,353)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,061,856	2,061,856

The accompanying condensed notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to March 31, 2011

					Additional		Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Development Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800	-	-	30,000
Net loss	-	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	-	(12,951)	17,049

Net loss	-	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	-	2,000,000	200	29,800	-	(24,728)	5,272

Net loss	-	-	-	-	-	-	(16,879)	(16,879)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	-	(41,607)	(11,607)

Net loss	-	-	-	-	-	-	(13,201)	(13,201)
BALANCE AT December 31, 2008 (Audited)	-	-	2,000,000	200	29,800	-	(54,808)	(24,808)

Issuance of common stock for cash at $.015 per share	-	-	61,856	6	922	-	-	928
Net loss	-	-	-	-	-	-	(24,973)	(24,973)
BALANCE AT December 31, 2009 (Audited)	-	-	2,061,856	206	30,722	-	(79,781)	(48,853)

Net loss	-	-	-	-	-	-	(30,441)	(30,441)
BALANCE AT December 31, 2010 (Audited)	-	-	2,061,856	206	30,722	-	(110,222)	(79,294)

Purchase treasury stock	-	-	-	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	-	-	-	(12,131)	(12,131)
BALANCE AT March 31, 2011 (Unaudited)	-	$-	2,061,856	$206	$30,722	$(6,000)	$(122,353)	$(97,425)

The accompanying condensed notes are an integral part of the financial statements.

Plastron Acquisition Corp. II
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOWS

	January 1, 2011	January 1, 2010	Inception
	to	to	(January 24, 2006) to
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,131)	$(3,888)	$(122,353)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	4,275	-	(225)
Increase in accounts payable	-	868	-

Increase (Decrease) in accrued interest - related party	970	(1,135)	9,994
Net cash used in operating activities	(6,886)	(4,155)	(112,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,928
Payments for treasury stock	(6,000)		(6,000)
Proceeds from related party advances	14,795	-	41,177
Proceeds from note payable - related party	-	-	49,000
Payments for note payable - related party	(2,000)	-	(2,000)
Net cash provided by financing activities	6,795	-	113,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91)	(4,155)	521

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	612	6,559	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$521	$2,404	$521

The accompanying condensed notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($122,353) and had a working capital deficiency of ($97,425) as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.  The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2010.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows presented herein have been included in the financial statements.

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

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2011 and 2010, no income tax expense has been incurred.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
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

The Company has evaluated the recent accounting pronouncements through ASU 2011-03 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 -  RELATED PARTY ADVANCES:

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

During the three months ended March 31, 2011, the Company received a total of $14,795 from Broadband Capital Management, LLC (“BCM”).  The loans are due upon demand and have an imputed interest rate of 8.25% per annum.  Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

For the three months ended March 31, 2011 and 2010, interest expense was $586 and $0, respectively.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -  NOTE PAYABLE – RELATED PARTY:

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

During the three months ended March 31, 2011, the Company repaid a total of $2,000 on principal and $484 of accrued interest to Clifford Chapman for full satisfaction of debt.

For the three months ended March 31, 2011 and 2010, interest expense was $868 and $868, respectively.

PLASTRON ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 -   STOCKHOLDERS’ DEFICIT:

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

On March 31, 2011, the Company repurchased 400,000 shares from Clifford Chapman for total cash consideration of $6,000 which was recorded as treasury stock.

As of March 31, 2011, 1,661,856 shares of Common Stock were issued and outstanding.

NOTE 5 -   SUBSEQUENT EVENTS:

On April 28, 2011, the Company repurchased 61,586 shares from Charles Allen for total cash consideration of $928 which was recorded as treasury stock.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $521 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $746, comprised of cash and cash equivalents and prepaid expenses. This compares with assets of $5,112, comprised of cash and cash equivalents and prepaid expenses, as of December 31, 2010. The Company’s current liabilities as of March 31, 2011 totaled $98,171, comprised of notes payable, accrued interest and advances.  This compares to the Company’s current liabilities as of December 31, 2010 of $84,406, comprised of notes payable, accrued interest and advances. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and March 31, 2010 and for the cumulative period from January 24, 2006 (inception) to March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Cumulative Period from January 24, 2006 (Inception) to March 31, 2011
Net cash used in operating activities	$(6,886)	$(4,155)	$(112,584)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$6,795	$-	$113,105
Net change in cash and cash equivalents	$(91)	$(4,155)	$521

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (Inception) through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $12,131, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K and interest expense. This compares with a net loss of $3,888 for the three months ended March 31, 2010, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K and interest expense.

For the cumulative period from January 24, 2006 (Inception) to March 31, 2011, the Company had a net loss of $122,353, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005 and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K and interest expense.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On March 31, 2011, the Company repurchased an aggregate of 400,000 shares (the “Shares”) of the Company’s Common Stock, from Clifford Chapman for an aggregate purchase price equal to $6,000. In addition, the Company agreed to pay an aggregate amount of $2,483.64, representing the outstanding principal amount plus all accrued interest due to Mr. Chapman pursuant to the terms and conditions of that certain promissory note, dated April 15, 2008.  On April 25, 2011, Clifford Chapman resigned as director of the Company.

On April 28, 2011, the Company repurchased 61,586 shares of the Company’s Common Stock from Charles Allen for total cash consideration of $928.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Dated: May 16, 2011	PLASTRON ACQUISITION CORP. II

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer