Form 10-Q
period 2011-06-30
COMMITTED CAPITAL ACQUISITION Corp
filed 2011-08-12
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52651

Committed Capital Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Michael Rapp
712 Fifth Avenue, 22nd Floor,
New York, New York 10019
(Address of principal executive offices)

(212) 759-2020
(Registrant’s telephone number, including area code)

Plastron Acquisition Corp. II
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,750,000 shares of common stock, par value $.0001 per share, outstanding as of August 8, 2011.

COMMITTED CAPITAL ACQUISITION CORPORATION

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	1

	Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2011 (unaudited)	2

	Statement of Stockholders’ Deficit from January 24, 2006 (Inception) to June 30, 2011	3

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved.	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Committed Capital Acquisition Corporation
(formerly Plastron Acquisition Corp. II)
A Development Stage Company
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$391	$612
Prepaid expenses		4,500
Total current assets	391	5,112

OTHER ASSETS:
Deferred offering costs	122,861

TOTAL ASSETS	$123,252	$5,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$80,225	$-
Accrued interest - related party		9,024
Related party advances	27,768	26,382
Note payable - related party	120,000	49,000
Total current liabilities	227,993	84,406

TOTAL LIABILITIES	227,993	84,406
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 6,750,000 and 8,698,455 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	675	869
Additional paid-in capital	23,325	30,059
Deficit accumulated during the development stage	(128,741)	(110,222)

TOTAL STOCKHOLDERS’ DEFICIT	(104,741)	(79,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,252	$5,112

* Common shares retroactively restated for a 4.21875 for 1 forward split effected on May 20, 2011. See Note 1.

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation
(formerly Plastron Acquisition Corp. II)
A Development Stage Company
STATEMENTS OF OPERATIONS

					Inception
	April 1, 2011	April 1, 2010	January 1, 2011	January 1, 2010	(January 24, 2006)
	to	to	to	to	to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unudited)	(Unudited)	(Unudited)	(Unudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	5,503	11,826	16,180	14,846	117,377

LOSS FROM OPERATIONS	(5,503)	(11,826)	(16,180)	(14,846)	(117,377)

OTHER (EXPENSE)
Interest expense - related party	(885)	(1,040)	(2,339)	(1,908)	(11,364)
Total other (expense)	(885)	(1,040)	(2,339)	(1,908)	(11,364)

NET LOSS	$(6,388)	$(12,866)	$(18,519)	$(16,754)	$(128,741)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	7,544,780	8,698,455	6,830,294	8,698,455

* Common shares retroactively restated for a 4.21875 for 1 forward split effected on May 20, 2011. See Note 1.

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation
(formerly Plastron Acquisition Corp. II)
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to June 30, 2011

							Deficit Accumulated	Total
	Preferred Stock		Common Stock		Additional		During the Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Treasury Stock	Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	843	29,157		-	30,000
Net loss	-	-	-	-	-		(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	8,437,500	843	29,157		(12,951)	17,049

Net loss	-	-	-	-	-		(28,656)	(16,879)
BALANCE AT DECEMBER 31, 2007	-	-	8,437,500	843	29,157		(41,607)	(11,607)

Net loss	-	-	-	-	-		(13,201)	(13,201)
BALANCE AT DECEMBER 31, 2008 (Audited)	-	-	8,437,500	843	29,157		(54,808)	(24,808)

Issuance of common stock for cash at $.004 per share	-	-	260,955	26	902		-	928
Net loss	-	-	-	-	-		(24,973)	(24,973)
BALANCE AT DECEMBER 31, 2009 (Audited)	-	-	8,698,455	869	30,059		(79,781)	(48,853)

Net loss	-	-	-	-	-		(30,441)	(30,441)
BALANCE AT DECEMBER 31, 2010 (Audited)	-	-	8,698,455	869	30,059		(110,222)	(79,294)

Purchase of Treasury Stock	-	-	-	-		(6,928)	-	(6,928)
Retirement of Treasury Stock			(1,948,455)	(194)	(6,734)	6,928
Net loss	-	-	-	-	-		(18,519)	(18,519)
BALANCE AT JUNE 31, 2011 (Unaudited)	-	$-	6,750,000	$675	$23,325	$-	$(128,741)	$(104,741)

* Common shares retroactively restated for a 4.21875 for 1 forward split effected on May 20, 2011. See Note 1.

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation
(formerly Plastron Acquisition Corp. II)
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2011	January 1, 2010	Inception
	to	to	(January 24, 2006) to
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,519)	$(16,754)	$(128,741)
Changes in operating assets and liabilities:
Prepaid expenses	4,500
Accounts payable	5,000	1,908	5,000
Decrease in accrued interest - related party	(9,024)	(1,735)
Net cash used in operating activities	(18,043)	(16,581)	(123,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock			30,928
Payment of offering costs	(47,636)		(47,636)
Payments for treasury stock	(6,928)		(6,928)
Proceeds from related party advances	74,386		100,768
Proceeds from note payable - related party		11,100	49,000
Payments for note payable - related party	(2,000)		(2,000)
Net cash provided by financing activities	17,822	11,100	124,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(221)	(5,481)	391

CASH AT THE BEGINNING OF PERIOD	612	6,559	-

CASH AT END OF PERIOD	$391	$1,078	$391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$484

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$120,000

Deferred offering costs included in accounts payable	$75,225

The accompanying notes are an integral part of the financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Committed Capital Acquisition Corporation (the “Company”) (f/k/a Plastron Acquisition Corp. II) was incorporated in the state of Delaware on January 24, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage as defined in ASC Topic 915. All activities of the Company to date relate to its organization, initial funding and share issuances.

On May 27, 2011, the Company commenced the process to convert the Company to a special purpose acquisition corporation. In connection with this conversion the Company is filing a form S-1 with the United States Securities and Exchange Commission whereby it is offering to sell up to 5,000,000 units at a price of $5.00 per unit. Each unit consists of one share of common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock. Under the terms of the warrant agreement, the Company has agreed to use their best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00. Each warrant will become exercisable upon the effectiveness of the registration statement to be filed upon the completion of an initial business transaction and will expire 45 days thereafter. However, if the Company does not complete its initial business transaction on or prior to the 21-month or 24-month period allotted to complete the initial business transaction as described below, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

In connection with the proposed offering, the Company's initial stockholders and designees have committed to purchase 2,000,000 shares of common stock at a price of $5.00 per share in a private placement which will occur concurrently with the closing of the Company’s initial business transaction. Just prior to the closing of the proposed offering the Company will amend its charter to become a special purpose acquisition corporation and as a result the Company will have 21 months from the date of effectiveness of the registration statement of which the prospectus forms a part (the “registration statement”) (or 24 months from the date of effectiveness of the registration statement if a letter of intent or a definitive agreement has been executed within 21 months from the date of effectiveness of the registration statement and the business transaction relating thereto has not yet been completed within such 21-month period) to enter into negotiations and consummate an initial business transaction.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, and had an accumulated deficit of ($128,741) and a working capital deficiency of ($97,813) as of June 30, 2011. These factors raise substantial doubt

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission’s requirements for financial statements. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements contained in the Form 10-K for the year ended December 31, 2010.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows presented herein have been included in the financial statements.

The Company effectuated a 4.21875 for 1 forward stock split on May 20, 2011. All shares have been retroactively restated.

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

(d)	Deferred offering costs:

The Company complies with the requirements of ASC 340. Deferred offering costs consist principally of $122,861 of legal, accounting and printing fees incurred through the balance sheet date that are related to the proposed offering and that will be charged to stockholders’ equity upon the completion of the proposed offering or charged to operations if the proposed offering is not completed.

(e)	Income taxes:

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. Therefore this standard has not had a material effect on the Company.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2011, no income tax expense has been incurred.

(f)	Loss per share of common stock:

Basic loss per share is calculated using the weighted-average number of shares common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(h)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 -RELATED PARTY ADVANCES:

During the year ended December 31, 2010, the Company received a total of $26,382 from Broadband Capital Management, LLC (“BCM”), a registered broker-dealer. These loans, which have been refinanced as described below, were due upon demand and had an imputed interest rate of 8.25% per annum. Michael Rapp, the Company's President and director, and Philip Wagenheim, the Company's Secretary and director, serve as management of BCM.

During the three months ended March 31, 2011, the Company received a total of $14,795 from BCM. These loans, which have been refinanced as described below, were due upon demand and had an imputed interest rate of 8.25% per annum.

On May 27, 2011, the Company refinanced all of its related party advances received from BCM on or prior to May 27, 2011, along with its other related party obligations, through a new loan payable agreement described in Note 3, below.

During the three and six months ended June 30, 2011, the Company received a total of $27,768 and $42,563, respectively, from BCM. The $27,768 in advances made during the three-months period ended June 30, 2011 bear no interest and the advances made during the three-month period ended March 31, 2011 were refinanced through the new loan payable agreement described in Note 3.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -RELATED PARTY ADVANCES (Continued):

For the three and six months ended June 30, 2011, interest expense from related party advances was $364 and $586, respectively. For the three and six months ended June 30, 2010, interest expense from related party advances was $162 and $162, respectively.

NOTE 3 -NOTE PAYABLE – RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. BCM had previously advanced the $12,500 on behalf of the Company. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until it was paid in full at the rate of four percent (4%) per annum.

On April 15, 2008, Messrs. Rapp and Wagenheim and Clifford Chapman, a former director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each, a “April 15 Note” and together, the “April 15 Notes”) to Messrs Rapp, Wagenheim and Chapman. Prior to each April 15 Note being refinanced or repaid, as the case may be, each April 15 Note accrued interest at an annual rate of 8.25%, and such principal and all accrued interest was due and payable on or before the earlier of (i) the fifth anniversary of the date of such April 15 Note or (ii) the date on which the Company would have consummated a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would have ceased to be a shell company.

On March 16, 2009, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $14,500 on or before the earlier of (i) March 16, 2014 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan at an annual rate of 8.25%.

On August 12, 2009, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $12,000 on or before the earlier of (i) August 12, 2013 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan at an annual rate of 8.25%.

On March 31, 2011, the Company repaid a total of $2,000 on principal and $484 of accrued interest to Mr. Chapman for full satisfaction of his April 15 Note.

On May 27, 2011, the Company entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of the Company’s accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to the Company. The loan is payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the proposed offering.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -NOTE PAYABLE – RELATED PARTY (Continued):

Michael Rapp, our President and director, Philip Wagenheim, our Secretary and director, and Jason Eiswerth, our director, all serve as management of BCM, a registered broker-dealer. BCM is also the lead underwriter of the Company’s initial public offering.

For the three and six months ended June 30, 2011, interest expense from notes payable—related party was $521 and $868, respectively. For the three and six months ended June 30, 2010, interest expense from notes payable—related party was $878 and $1,746, respectively.

NOTE 4 -STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.0001 per share.

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

On March 1, 2006, the Company issued 4,218,750, 2,531,250, and 1,687,500 shares of Common Stock to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.004 per share.

On May 14, 2009, the Company issued 260,955 shares of Common Stock to Charles Allen for total cash consideration of $928 or $.004 per share.

On March 31, 2011, the Company repurchased 1,687,500 shares of Common Stock from Clifford Chapman for total cash consideration of $6,000 which was recorded as treasury stock.

On April 28, 2011, the Company repurchased 260,955 shares of Common Stock from Charles Allen for total cash consideration of $928, all of which was recorded as treasury stock.

Subsequent to the repurchase of the Allen and Chapman Common Stock, the treasury stock was cancelled.

As of June 30, 2011, 6,750,000 shares of Common Stock were issued and outstanding.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 -SUBSEQUENT EVENTS:

On July 27, 2011, the Company amended the loan payable agreement for approximately $120,000 that it had previously issued to BCM on May 27, 2011. The amendment to the loan payable agreement amends the waiver of BCM contained in the loan payable agreement to the effect that BCM waives any and all rights to the trust account that will hold the proceeds of the IPO and the proceeds of the sale of the securities issued in a private placement to be consummated concurrently with the completion of the initial business combination of the Company. Except as modified by the amendment, the loan payable agreement will continue in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation (f/k/a Plastron Acquisition Corp. II) (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded the IPO (as described below). The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

On May 27, 2011, the Company filed a registration statement on Form S-1 with the SEC relating to the initial public offering of the Company’s securities. The Company is registering 5,000,000 units, with each unit consisting of one share of common stock, par value $0.0001 per share (the “Common Stock”), and one warrant exercisable for one share of Common Stock at a price of $5.00 per share (the “IPO”), for anticipated total gross proceeds of $25,000,000.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. After the close of the IPO, the business of the Company will be solely to focus on acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that have not yet been identified. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

(i) consummating our IPO,
(ii) filing Exchange Act reports, and
(iii) investigating, analyzing and consummating an initial business combination.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by Broadband Capital Management LLC (“BCM”) and our stockholders, management or other investors. As of the end of the period covered by this report, the Company has $391 in its treasury. BCM has agreed to cover all of our pre-IPO expenses through loans and advances. All such loans and advances will be due and payable upon consummation of our initial business transaction and bear no interest. Additionally, prior to the effective date of the IPO, we intend to enter into an expense advancement agreement (the “Expense Advancement Agreement”) with BCM. It is anticipated that the expense advancement agreement will provide that BCM will fund up to $800,000 of our expenses after the IPO and until we complete an initial business transaction. It is anticipated that the Expense Advancement Agreement will provide that BCM will not seek repayment until we have consummated our initial business combination. Michael Rapp, our President and Chairman, and Philip Wagenheim, our Secretary and director, serve as management of BCM, and Jason Eiswerth, our director, is a Senior Managing Director of BCM. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

The Company anticipates that the selection of a business combination will be complex and subject to a variety of risks, including those described in the Company’s Registration Statement for the IPO. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $123,252, comprised of cash and deferred offering costs related to the IPO. This compares with assets of $5,112, comprised of cash and prepaid expenses, as of December 31, 2010. The Company’s current liabilities as of June 30, 2011 totaled $227,993, comprised of the BCM loan payable agreement, BCM advances and accounts payable. This compares to the Company’s current liabilities as of December 31, 2010 of $84,406, comprised of notes payable, accrued interest and advances. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. As of June 30, 2011, we owed BCM an aggregate of $147,768, comprised of a loan payable in the amount of $120,000 and advances of $27,768. The loan is payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the proposed offering. The loan consolidated and refinanced all loans payable, related party advances and accrued interest as of May 27, 2011, and provided additional advances to us. The advances bear no interest and are payable upon the consummation of our initial business transaction.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2011 and June 30, 2010 and for the cumulative period from January 24, 2006 (inception) to June 30, 2011:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Cumulative Period from January 24, 2006 (Inception) to June 30, 2011
Net cash used in operating activities	$(18,043)	(16,581)	$(123,741)
Net cash provided by financing activities	$17,822	$11,100	$124,132
Net change in cash and cash equivalents	$(221)	$(5,481)	$391

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms (including through the Expense Advancement Agreement after it becomes effective), the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for (i) minimal efforts to locate suitable acquisition candidates and (ii) activities relating to the IPO.  No revenue has been generated by the Company from January 24, 2006 (Inception) through June 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation after the completion of the IPO shall be to locate suitable candidates for its initial business transaction.

For the three and six months ended June 30, 2011, the Company had a net loss of $6,388 and $18,519, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the IPO, the preparation and filing of the Company’s reports with the SEC and interest expense. This compares with a net loss of $12,866 and $16,754 for the three and six months ended June 30, 2010, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s reports with the SEC and interest expense.

For the cumulative period from January 24, 2006 (Inception) to June 30, 2011, the Company had a net loss of $128,741, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in May 2007, the filing of the Company’s periodic reports on Form 10-Q and Form 10-K, interest expense and legal, accounting, audit, printing and other professional service fees incurred in relation to the IPO.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or any of its subsidiaries, or, to the knowledge of the Company, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company effectuated a 4.21875 for 1 forward stock split on May 20, 2011.

On April 28, 2011, the Company repurchased 260,955 shares of Common Stock from Charles Allen for total cash consideration of $928.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011).

10.1	Purchase Agreement by and between the Company and Charles Allen, dated April 20, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.2
Promissory Note issued by Committed Capital Acquisition Corporation to Broadband Capital Management LLC dated May 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2011).

10.3	Amendment to Promissory Note, dated July 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
 Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Unaudited Statements of Operations for the three and six months ended June 30, 2011 and 2010 and Inception (January 24, 2006) to June 30, 2011; (ii) Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and Inception (January 24, 2006) to June 30, 2011; (iv) Unaudited Statement of Stockholders' Deficit from January 24, 2006 (Inception) to June 30, 2011; and (v) Notes to Unaudited Financial Statements tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2011	COMMITTED CAPITAL ACQUISITION CORPORATION

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer