Form 10-Q
period 2011-09-30
COMMITTED CAPITAL ACQUISITION Corp
filed 2011-11-14
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2011

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

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2011.

COMMITTED CAPITAL ACQUISITON CORPORATION

- INDEX –

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2011 (unaudited)	4

Condensed Statement of Stockholders’ Deficit from January 24, 2006 (Inception) to September 30, 2011	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2011 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Removed and Reserved.	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

Committed Capital Acquisition Corporation
A Development Stage Company
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$1,000
Prepaid expenses	-	4,000
Total current assets	-	5,000

OTHER ASSETS:
Deferred offering costs	267,000	-

TOTAL ASSETS	$267,000	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$180,000	$-
Accrued interest - related party	-	9,000
Related party advances	96,000	26,000
Note payable - related party	120,000	49,000
Total current liabilities	396,000	84,000

TOTAL LIABILITIES	396,000	84,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 6,750,000 and 8,698,455 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Additional paid-in capital	23,000	30,000
Deficit accumulated during the development stage	(153,000)	(110,000)

TOTAL STOCKHOLDERS’ DEFICIT	(129,000)	(79,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$267,000	$5,000

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,		Period from January 24, 2006 (inception) to September 30,
	2011 (Unudited)	2010 (Unudited)	2011 (Unudited)	2010 (Unudited)	2011 (Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	24,000	6,000	41,000	20,000	142,000

LOSS FROM OPERATIONS	(24,000)	(6,000)	(41,000)	(20,000)	(142,000)

OTHER (EXPENSE)
Interest expense - related party	-	(1,000)	(2,000)	(3,000)	(11,000)
Total other (expense)	-	(1,000)	(2,000)	(3,000)	(11,000)

NET LOSS	$(24,000)	$(7,000)	$(43,000)	$(23,000)	$(153,000)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	6,750,000	8,698,455	7,276,942	8,698,455

The accompanying notes are an integral part of the condensed financial statements.

Committed Capital Acquisition Corporation
A Development Stage Company
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to September 30, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT DECEMBER 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT DECEMBER 31, 2007	-	-	8,437500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008 (Audited)	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009 (Audited)	-	-	8,648,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010 (Audited)	-	-	8,648,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000
Net loss	-	-	-	-	-		(43,000)	(43,000)
BALANCE AT September 30, 2011 (Unaudited)	-	$-	6,750,000	$1,000	$23,000	$-	$(153,000)	$(129,000)

The accompanying notes are an integral part of the condensed financial statements

Committed Capital Acquisition Corporation
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Inception (January 24, 2006) to September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,000)	$(23,000)	$(153,000)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	-	-
Accounts payable and accrued liabilities	15,000	1,000	15,000
Decrease in accrued interest - related party	(9,000)	-	-
Net cash used in operating activities	(32,000)	(22,000)	138,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-		31,000
Payments for Offering costs	(102,000)		(102,000)
Payments for treasury stock	(7,000)		(7,000)
Proceeds from related party advances	142,000		169,000
Payment for note payable - related party	(2,000)		(2,000)
Proceeds from note payable - related party	-	16,000	49,000
Net cash provided by financing activities	31,000	16,000	138,000

NET DECREASE IN CASH	(1,000)	(6,000)	-

CASH AT THE BEGINNING OF PERIOD	1,000	7,000	-

CASH AT END OF PERIOD	$-	$1,000	$-

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$120,000
Deferred offering costs included in accounts payable	$165,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,000

The accompanying notes are an integral part of the condensed financial statements

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The Company is currently in the development stage as defined in Accounting Standards Codification (“ASC”) No.  915. All activities of the Company to date relate to its organization, initial funding, share issuances and the Offering (defined below).  All dollar amounts are rounded to the nearest thousand dollars.

On May 27, 2011, the Company commenced the process to convert the Company to a special purpose acquisition corporation.  In connection with this conversion, the Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 5,000,000 units at a price of $5.00 per unit (the “Offering”).  The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 750,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock.  Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a post-effective or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction.  Each warrant entitles the holder to purchase one share of common stock at a price of $5.00.  Each warrant will become exercisable upon the effectiveness of the registration statement to be filed upon the completion of an initial business transaction and will expire 45 days thereafter.  However, if the Company does not complete its initial business transaction on or prior to the 21-month or 24-month period allotted to complete the initial business transaction as described below, the warrants will expire at the end of such period.  If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  The lead underwriter for the Offering is a related party; see Note 2.

In connection with the Offering, the Company's initial stockholders (“initial stockholders”) and designees have committed to purchase 2,000,000 shares of common stock at a price of $5.00 per share in a private placement which will occur concurrently with the closing of the Company’s initial business transaction.

Subsequent to September 30, 2011, on October 24, 2011, the registration statement in connection with the Company’s Offering was declared effective.  Additionally, on October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company.  As a special purpose acquisition company, the Company will have only 21 months from the date of effectiveness of the registration statement for the Offering (or 24 months from the date of effectiveness of such registration statement if a letter of intent or a definitive agreement has been executed within 21 months from the date of effectiveness and the Company’s business transaction relating thereto has not yet been completed within such 21-month period) to consummate the initial business transaction.  If the Company does not consummate its initial business transaction within such 21-month (or 24-month) period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Unlike most other special purpose acquisition companies, the Company’s board of directors will have the sole discretion and authority to approve and consummate its initial business transaction without seeking stockholder approval.  The Company’s stockholders will not have the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of the initial business transaction, nor will they have the right to vote on the business transaction unless required by law. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of common stock in connection with such vote.

The Company is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating its initial business transaction.  The Company will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate.  The Company does not have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction under consideration or discussion.

On October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of Common Stock and warrants to purchase an additional 5,750,000 shares of Common Stock (as described above) in exchange for gross proceeds of $28,750,000.  The costs of the Offering were approximately $330,000.

Since the closing of the Offering, the gross proceeds have been held in a trust account ("Trust Account").  The Trust Account will be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 21-month or 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of this Offering and prior to the consummation of the initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements (estimated at $680,000 in aggregate), an affiliate of the Company’s principal shareholders has agreed to loan the Company funds from time to time of up to $800,000.  See also Note 2.  There are no agreements for facilities or services between the Company and its initial shareholders.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements for financial statements. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows presented herein have been included in the financial statements.

The Company effectuated a 4.21875-for-1 forward stock split on May 20, 2011. All shares have been retroactively restated.

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

The Company complies with the requirements of ASC 340. Deferred offering costs consist principally of approximately $267,000 of legal, accounting and printing fees incurred through the balance sheet date that are related to the proposed offering and that were charged to stockholders’ equity upon the completion of the Offering in October 2011.

(e)	Income taxes:

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September  30, 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. Therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2011, no income tax expense has been incurred.

(f)	Loss per share of common stock:

Basic loss per share is calculated using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair value of financial instruments:

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

(h)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company received a total of approximately $216,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below.  The remainder, approximately $96,000, is a non-interest bearing advance and due on demand.  Michael Rapp, the Company's President and director, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, our director all serve as management of BCM. BCM was the lead underwriter of the Offering.

On May 27, 2011, as amended on July 27, 2011, the Company entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of the Company’s accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to the Company.  Included in such consolidation was approximately $26,000 received during the year ended December 31, 2010 and approximately $15,000 received during the three months ended March 31, 2011.  Such amounts had been due on demand and had an imputed interest rate of 8.25% per annum.  The loan as consolidated is now payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the Trust Account.  Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement.  See also Note 1.

For the three and nine months ended September 30, 2011, interest expense from related party advances was approximately $0  and $2,000, respectively. For the three and nine months ended September 30, 2010, interest expense from related party advances was approximately $1,000 and $3,000, respectively.

During the period from inception (January 24, 2006) to December 31, 2009, the Company entered into the following related party note agreements, all of which were consolidated into a single loan payable agreement on May 27, 2011 as described above:

-
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

-
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

-
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

-
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

COMMITTED CAPITAL ACQUISITION CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Amended and Restated Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of Common Stock and 10,000,000 are shares of preferred stock, par value $0.0001 per share.

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

On April 28, 2011, the Company repurchased 260,955 shares of Common Stock from Charles Allen for total cash consideration of $1,000, all of which was recorded as treasury stock.

Subsequent to the repurchase of the Allen and Chapman Common Stock, the treasury stock was cancelled.

On May 20, 2011, the Company effectuated a 4.21875-for-1 forward stock split. All shares have been retroactively restated in all periods presented.

As of September 30, 2011, 6,750,000 shares of Common Stock were issued and outstanding.

Subsequent to June 30, 2011, on October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company as described further in Note 1.  On October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of Common Stock and warrants to purchase an additional 5,750,000 shares of Common Stock (as described above) in exchange for gross proceeds of $28,750,000.  The costs of the Offering were approximately $330,000.

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

Description of Business

The Company was incorporated in the State of Delaware on January 24, 2006 (Inception) and maintains its principal executive office at c/o Michael Rapp, 712 Fifth Avenue, New York, NY10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing, including through the Offering (defined below). The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

On May 27, 2011, the Company filed a registration statement on Form S-1 with the SEC relating to the initial public offering of the Company’s securities. The Company is registering 5,000,000 units, with each unit consisting of one share of common stock, par value $0.0001 per share (the “Common Stock”), and one warrant exercisable for one share of Common Stock at a price of $5.00 per share (the “Offering”), for anticipated total gross proceeds of $25,000,000. The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 750,000 units for 45 days after the effectiveness of the registration statement for the Offering. The lead underwriter for the Offering is a related party, Broadband Capital Management LLC (“BCM”) as further described below.

In connection with the Offering, the Company's initial stockholders (“initial stockholders”) and designees have committed to purchase 2,000,000 shares of common stock at a price of $5.00 per share in a private placement which will occur concurrently with the closing of the Company’s initial business transaction.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Since the close of the Offering, the business of the Company has been solely to focus on acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that have not yet been identified. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an initial business combination.

We believe we will be able to meet these costs primarily through funds loaned to or invested in us by BCM,a FINRA registered broker-dealer, and our stockholders, management or other investors and through deferral of fees by certain service providers.  In that regard,through September 30, 2011, the Company has received a total of approximately $216,000 from BCM, $120,000 of which has been refinanced as described in Note 2 to the financial statements in Item 1.  Additionally, upon the effective date of the registration statement for the Offering, we entered into an expense advancement agreement (the “Expense Advancement Agreement”) which provides that BCM will fund up to $800,000 of our expenses after the Offering and until we complete an initial business transaction and that BCM will not seek repayment until we have consummated our initial business combination.  Michael Rapp, our President and Chairman, and Philip Wagenheim, our Secretary and director, serve as management of BCM, and Jason Eiswerth, our director, is a Senior Managing Director of BCM.

The Company anticipates that the selection of a business combination will be complex and subject to a variety of risks, including those described in the  registrationstatement for the Offering. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

On October 24, 2011, the registration statement in connection with the Offering was declared effective.  Additionally, on October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company.  As a special purpose acquisition company, the Company will have only 21 months from the date of effectiveness of the registration statement for the Offering (or 24 months from the date of effectiveness of such registration statement if a letter of intent or a definitive agreement has been executed within 21 months from the date of effectiveness and the Company’s business transaction relating thereto has not yet been completed within such 21-month period) to consummate the initial business transaction.  If the Company does not consummate its initial business transaction within such 21-month (or 24-month) period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (defined below) less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

Unlike most other special purpose acquisition companies, the Company’s board of directors will have the sole discretion and authority to approve and consummate its initial business transaction without seeking stockholder approval.  The Company’s stockholders will not have the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account upon the consummation of the initial business transaction, nor will they have the right to vote on the business transaction unless required by law. If a stockholder vote is required by law, the Company will conduct a proxy solicitation pursuant to the proxy rules but will not offer its stockholders the opportunity to redeem their shares of common stock in connection with such vote.

The Company is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating its initial business transaction.  The Company will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate.  The Company does not have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction under consideration or discussion.

On October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of Common Stock and warrants to purchase an additional 5,750,000 shares of Common Stock (as described above) in exchange for gross proceeds of $28,750,000.  The costs of the Offering were approximately $330,000.

Since the closing of the Offering, the gross proceeds have been held in the trust account ("Trust Account").  The Trust Account will be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 21-month or 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Liquidity and Capital Resources

As of September 30, 2011, the Company has nominal assets and has generated no revenues since inception. The Company’s liquidity has been provided by advances of approximately $216,000 from BCM, $120,000 of which has been refinanced as described in Note 2 to the financial statements in Item 1.

Subsequent to September 30, 2011 and pursuant to an Expense Advance Agreement, BCM has agreed that it will fund up to $800,000 of our expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements (estimated at $680,000 in aggregate) after the Offering and until we complete an initial business transaction.  Further, the Expense Advance Agreement provides that BCM will not seek repayment until we have consummated our initial business combination.  Additionally, we may seek fee or cost payment deferrals.  As such, we believe that we have sufficient resources available to us to support our business plans over the coming twelve months.

As a special purpose acquisition company, the Company will have only 21 months from the date of effectiveness of the registration statement for the Offering (or 24 months from the date of effectiveness of such registration statement if a letter of intent or a definitive agreement has been executed within 21 months from the date of effectiveness and the Company’s business transaction relating thereto has not yet been completed within such 21-month period) to consummate the initial business transaction.  If the Company does not consummate its initial business transaction within such 21-month (or 24-month) period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

At September 30, 2011, the Company’s assets consisted of deferred offering costs of approximately $267,000.  Such costs were charged to stockholders’ equity in connection with the closing of the Offering on October 28, 2011.  At September 30, 2011, the Company’s liabilities consisted of approximately $396,000 including approximately $216,000 payable to BCM for expenses paid on our behalf and approximately $180,000 is payable to vendors and others principally for services provided in connection with the Offering.

Subsequent to September 30, 2011, on October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of Common Stock and warrants to purchase an additional 5,750,000 shares of Common Stock (as described above) in exchange for gross proceeds of $28,750,000.  The costs of the Offering were approximately $330,000.

Since the closing of the Offering, the gross proceeds have been held in a Trust Account.  The Trust Account will be invested in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the trust account will be released until the earlier of (i) the consummation of a business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 21-month or 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Results of Operations

The Company has not conducted any active operations since inception, except for (i) minimal efforts to locate suitable acquisition candidates and (ii) activities relating to the Offering.  No revenue has been generated by the Company from January 24, 2006 (Inception) through September 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation after the completion of the Offering is to locate suitable candidates for its initial business transaction.

For the three and nine months ended September 30, 2011, the Company had a net loss of approximately  $24,000 and $43,000, respectively, consisting of legal, accounting, audit, and other professional service fees incurred maintaining its public reporting.  This compares with a net loss of approximately $7,000 and $23,000 for the three and nine months ended September 30, 2010, respectively, consisting of professional fees associated with its public reporting.  Costs were higher in the three months ended September 30, 2011 than prior quarters, and the prior year, due to more complex activities.

For the cumulative period from January 24, 2006 (Inception) to September 30, 2011, the Company had a net loss of approximately $153,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s periodic reports on Form 10-Q and Form 10-K and interest expense.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On October 24, 2011, the Company’s registration statement on form S-1 relating to its initial public offering (the “IPO”) was declared effective by the SEC.  In connection with the IPO, the Company sold an aggregate of 5,750,000 units (the “Units”), which included the exercise in full of the over-allotment option granted to the underwriters of the IPO.  Each Unit consisted of 5,750,000 shares of common stock, par value $0.0001 per share (the “Common Stock) and 5,750,000 warrants, each exercisable for one share of Common Stock at $5.00 per share.  In connection with the IPO, the Company received total gross proceeds of $28,750,000, which is currently being held in a trust account maintained by Continental Stock Transfer & Trust Company, as trustee.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Amendment to Promissory Note, dated July 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

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

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and Inception (January 24, 2006) to September 30, 2011; (ii) Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and Inception (January 24, 2006) to September 30, 2011; (iv) Unaudited Statement of Stockholders' Deficit from January 24, 2006 (Inception) to September 30, 2011; and (v) Notes to Unaudited Financial Statements tagged as blocks of text.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTRON ACQUISITION CORP. II

Dated: November 14, 2011	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer