Form 10-K
period 2011-12-31
COMMITTED CAPITAL ACQUISITION Corp
filed 2012-03-29
CIK 1399520

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

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

712 Fifth Avenue, New York, New York 10019
(Address of principal executive offices)

(212) 277-5301
(Registrant’s telephone number, including area code)

None.

Securities registered under Section 12(b) of the Exchange Act:

N/A

Name of exchange on which registered:

Common stock, par value $0.0001 per share

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on March 27, 2012, as reported on the OTC Bulletin Board, was approximately $28,750,000. There were 12,500,000 shares of common stock outstanding as of March 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business transactions, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for expenses. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), and regulatory conditions and the following:

•	our status as a development stage company;
•	the reduction of the proceeds held in the trust account due to third party claims;
•	our selection of a prospective target business or asset for the initial business transaction and the inability of our stockholders to affect the determination of our board of directors in respect of such initial business transaction;
•	our issuance of our capital shares or incurrence of debt to complete a business transaction;
•	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;
•	conflicts of interest of our officers, directors and initial stockholders;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our initial stockholders’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;
•	the adverse effect the outstanding warrants may have on the market price of our common stock;
•	the adverse effect on the market price our common stock due to the existence of registration rights with respect to the securities owned by our initial stockholders and private placement investors;
•	the lack of a market for our securities;
•	our dependence on our key personnel;
•	the general business and market outlook;
•	our stockholders’ lack of approval rights over our business transaction;
•	the short exercise period of our warrants;

•	stockholders’ lack of redemption rights in connection with the consummation of our initial business transaction; and
•	the costs of complying with applicable laws.

These risks and others described under “Risk Factors” in Item 1A are not exhaustive.

Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Committed Capital Acquisition Corporation.

PART I

Item 1 BUSINESS

General Overview

Committed Capital Acquisition Corporation was incorporated in the state of Delaware on January 24, 2006. We are a blank check company whose purpose is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (an “initial business transaction”). We are currently in the development stage as defined in Accounting Standards Codification (“ASC”) No. 915. All dollar amounts are rounded to the nearest thousand dollars.

On October 28, 2011, we consummated our initial public offering pursuant to a registration statement that was declared effective on October 24, 2011 (the “registration statement”) and sold an aggregate of 5,750,000 units at a price of $5.00 per unit (the “Offering”), which included the full exercise of the underwriter’s over-allotment option.  Each unit sold in the Offering consisted of one share of common stock, par value $0.0001 per share, and one warrant to purchase one share of common stock. The common stock sold in the Offering as part of the units are referred to herein as the “public shares” and the warrants sold in the offering as part of the units are referred to herein as the “public warrants.”  An aggregate of $28,750,000 was deposited into the trust account for the benefit of our public stockholders upon the completion of the Offering. Under the terms of the warrant agreement, we agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of our initial business transaction.  Each public warrant entitles the holder to purchase one share of common stock at a price of $5.00.  Each public warrant will become exercisable upon the effectiveness of the registration statement (or post-effective amendment) to be filed upon the completion of an initial business transaction and will expire 45 days thereafter.  However, if we do not complete our initial business transaction on or prior to the 21-month or 24-month period allotted to complete the initial business transaction as described in more detail below, the warrants will expire at the end of such period.  If we are unable to deliver registered shares of common stock to the holder upon exercise of public warrants during the exercise period, there will be no cash settlement of the public warrants and the public warrants will expire worthless.  The lead underwriter for the Offering was a related party.

In connection with the Offering, our initial stockholders (“initial stockholders”) and their designees have committed to purchase 2,000,000 shares of common stock (the “placement shares”) at a price of $5.00 per share in a private placement transaction for gross proceeds of $10,000,000, which will occur concurrently with the closing of our initial business transaction (the “private placement”).

Effecting a Business Transaction

General

We are a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating our initial business transaction. We have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate a business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business transaction.

We have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. We plan to consummate a business transaction with a target business in the United States having a fair market value between $100,000,000 and $300,000,000 at the time of our signing a definitive agreement in connection with our initial business transaction, although we are not required to set a minimum valuation on either the fair market value or the net assets of a target business and, accordingly, the target business may have a fair market value of substantially less than $100,000,000. We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target. Upon the completion of our initial business transaction, we will file a Form 8-K which will include disclosure responsive to the applicable items of Form 8-K, including Items 2.01 and 5.06, within the time periods required by such form.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business transaction. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. Our initial stockholders and their designees have committed to purchase 2,000,000 shares of our common stock at $5.00 per share in the private placement. Our board of directors will have the ability to increase the size of the private placement at their discretion. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business transaction. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise other than the private placement.

In order to meet our working capital needs following the consummation of the Offering and before the consummation of our initial business transaction, we have entered into an expense advancement agreement with Broadband Capital Management (“BCM”). Pursuant to the expense advancement agreement, BCM has agreed to loan us from time to time, or at any time, funds of up to $800,000 in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

No stockholder vote or redemption rights on consummation of our business transaction.

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. We will not provide our stockholders with the right to vote on our business transaction unless required by law. If a stockholder vote is required by law, we will conduct a proxy solicitation pursuant to the proxy rules but will not offer our stockholders the opportunity to redeem their shares of common stock in connection with such vote. Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets, since our board of directors will have the sole discretion and authority to approve and consummate our initial business transaction without seeking stockholder approval.

We have not identified a target business

Although we are seeking suitable target businesses for our initial business transaction, we are not presently engaged in and, if we do not consummate a suitable business transaction prior to the prescribed liquidation date of the trust account, we may never engage in, any substantive commercial business. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business transaction on favorable terms.

Sources of target businesses

Target business candidates have been, and we expect will continue to be, brought to our attention from various sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought, and we expect will continue to bring, target business candidates to our attention.

In no event will any of our initial stockholders, including our officers, directors, or any of our or their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of a business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders, based on their degree of participation in activities relating to the initial business transaction; provided that after such forfeiture (and any other required forfeitures), the initial shares beneficially owned by P&P 2, LLC and Michael Serruya will be equal to at least two percent (2%) and one percent (1%) of our issued and outstanding initial shares, respectively. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing a business transaction.

While we do not intend to pursue our initial business transaction with a target business that is affiliated with our initial stockholders, officers or directors, or any of our affiliates (including BCM), we are not prohibited from pursuing such a transaction. In the event we seek to complete our initial business transaction with such an affiliated business, we would obtain an opinion from an independent investment banking firm which is a member of FINRA that such initial business transaction is fair to our stockholders from a financial point of view and require approval of a majority of the disinterested members of our board of directors. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Selection of a target business and structuring of a business transaction

Our management will attempt to analyze all factors and circumstances and make a determination on whether to pursue a transaction with any target business based upon reasonable investigative measures and available information and data. Business opportunities may arise in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about such opportunities.

In evaluating a prospective business transaction, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the potential inexperience of our management with respect to such activities to the extent that a target business is in an industry or area outside our management’s areas of expertise. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspections of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including, but not limited to, attorneys, accountants, consultants or other professionals. The costs associated with hiring third parties to complete the review of one or more potential business transaction targets may be significant and difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business transaction, the locations of such target companies and the size and the complexity of such target companies.

As part of our intended processes, we may create a contact database indicating the materials received from any prospective target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidate was either rejected or the issues that, upon initial evaluation, require further investigation. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to move forward with any particular acquisition candidate.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of our initial business transaction and there may or may not be additional acquisition opportunities as we grow and, as a result, we may or may not make future acquisitions. However, we believe that, following an initial business transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial business transaction as we will before an initial business transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial business transaction, we intend to seek to consummate the acquisition that provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our stockholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target business and to structure and complete a business transaction cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business transaction, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business transaction. Any costs incurred with respect to the evaluation of the initial prospective business transaction that is not ultimately completed will be borne by BCM.

We intend (although we are not obligated) to pursue a transaction with a target business in the United States having a fair market value between $100,000,000 and $300,000,000 at the time of our signing a definitive agreement in connection with our initial business transaction. Therefore, we could pursue a transaction, such as a reverse merger or other similar transaction, in which we issue a substantial number of new shares and, as a result, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction.

No minimum fair market value of target business or businesses

We will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. We plan to consummate a business transaction with a target business in the United States having a fair market value between $100,000,000 and $300,000,000 at the time of our signing a definitive agreement in connection with our initial business transaction. However, there is no required minimum valuation on either the fair market value or net assets of a target business. Accordingly, the value of the target business could be substantially less than $100,000,000.

We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest through the acquisition of at least 50.1% of the voting equity interests in the target.

In order to consummate such an initial business transaction, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business transaction. If we issue securities in order to consummate such an initial business transaction, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business transaction, an ultimate parent company that may be formed) after our initial business transaction. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so except that our initial stockholders and their designees have committed to purchase 2,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $10,000,000. Our board of directors will have the ability to increase the size of the private placement at its discretion.

Possible lack of business diversification

We may seek to effect business transactions with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition, as discussed above. We expect to complete only a single business transaction, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike many other entities that may have the resources to complete several business transactions of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of the losses. By consummating a business transaction with a single entity or asset, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete our initial business transaction. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business transaction and have extensive experience doing so through our evaluation of numerous businesses in the past, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business transaction will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business transaction cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business transaction, they may not devote their full time and efforts to our affairs subsequent to a business transaction. Moreover, they would only be able to remain with us after the consummation of a business transaction if they are able to negotiate employment or consulting agreements in connection with such business transaction. Such negotiations would take place simultaneously with the negotiation of our initial business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business transaction, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption of common stock and liquidation if no initial business transaction

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash in connection with the consummation of our initial business transaction or the right to approve our business transaction. Our officers and directors have agreed that we will have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate a business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from our funds in the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

There will be no liquidating distribution with respect to our warrants, which will expire worthless in the event we do not consummate a business transaction. We expect that all costs associated with the implementation and completion of our liquidation will be funded by loans provided to us from BCM (currently anticipated to be approximately $30,000).

If any of our officers, directors, initial stockholders or affiliates acquire shares in or after the Offering, they will be entitled to a pro rata share of the trust account with respect to such shares upon our redemption in the event we do not consummate a business transaction within the required time period.

Without taking into account any interest accrued to date, we currently have $28,750,000 deposited in the trust account for the benefit of our public stockholders. In the event no business transaction is consummated within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) and we are unable to redeem the shares sold in the Offering because such redemption would be in violation of Section 160 of the Delaware General Corporation Law or other applicable law, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders. If we are required to submit such plan of dissolution to our public stockholders for approval, the initial stockholders have agreed to vote their initial shares in accordance with the majority of the public stockholders. In such a case, we will also hire a proxy solicitor in order to maximize the number of public shares that vote on the plan of dissolution and increase the likelihood of dissolving the company and returning the pro rata portion of the proceeds held in the trust account. Although we believe it is unlikely that we would not be able to redeem the public shares due to the applicability of Section 160 of the Delaware General Corporation Law or other applicable law, if we were required to submit a plan of dissolution to our public stockholders for approval, our public stockholders may be forced to wait longer than 21 months (or 24 months if extended) before they receive their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained.

If all of the net proceeds of the Offering were used for redemption, and without taking into account interest, if any, earned on the trust account, we anticipate that the (i) per share redemption price or (ii) per share liquidation price would be $5.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors that have a higher priority than the claims of our public stockholders. We cannot assure you that the actual value of the (i) per share redemption price or (ii) per share liquidation price will not be less than $5.00. Under Section 281(b) of the Delaware General Corporation Law, our plan of distribution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities which we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced below $5.00 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. While we currently expect that our directors would take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us, it is possible that our directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price (or per share liquidation distribution if we are unable to effect our redemption) will not be less than $5.00 per share.

We will seek to reduce the possibility that BCM and Mr. Rapp will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. BCM and Mr. Rapp will also not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon our redemption of our public shares in the event we do not consummate our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business transaction within such required time frame, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Accordingly, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following the 21-month or 24-month period described above, as applicable, and, therefore, we do not intend to comply with those procedures. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent accountants) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust account is remote. We have an obligation to pursue indemnification from BCM and Mr. Rapp pursuant to the terms of their agreement with us. Further, BCM and Mr. Rapp may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $5.00 per share less any per share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business transaction within 21 (or 24) months from October 24, 2011, and will not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent that any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders an aggregate of at least $5.00 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or as having acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business for our initial business transaction, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. These factors may place us at a competitive disadvantage in successfully negotiating our initial business transaction.

Employees

Our employees currently consist solely of our two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process we are in. Accordingly, once our management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We expect our executive officers to devote a reasonable amount of time to our business.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Although we do not currently have an Internet website, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report. If one or more of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.

Unlike most other blank check companies, our public stockholders will likely have no control over the selection of a target business for our initial business transaction or the terms thereof, will not have the right to vote on the initial business transaction and will not have a redemption right if they are not satisfied with the choice of target business or the terms of the initial business transaction.

Unlike most other blank check companies, our public stockholders will not be afforded an opportunity to vote on our initial business transaction. Although a vote of stockholders may be required in connection with our initial business transaction under state law, we believe that it is unlikely that such vote will be required. Accordingly, our board of directors will have complete control, subject to their fiduciary duties, to choose a target business and to set the terms of the initial business transaction. Our public stockholders will have no control over (i) what industry sector the target is involved in, (ii) whether the acquisition will be relatively large or small, (iii) the financial position of the target, including whether or not it is generating positive cash flow or is highly leveraged, (iv) the terms of the business transaction or (v) any other aspect relating to the target business or the business transaction.

Unlike most other blank check companies, the public stockholders will have no right to have their shares of common stock redeemed if they are not satisfied with the proposed business transaction. The only immediate means of exiting from the investment would be to sell their securities and there is no assurance that the market would be liquid enough to accommodate such sales or that the sale price would not be substantially below the Offering price.

We are a development stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not conducted any active operations since inception. Since we do not have any operations or an operating history, potential investors will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of our initial business transaction. We do not know when or if our initial business transaction will occur.

If we are unable to consummate a business transaction, our public stockholders will be forced to wait the full 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) or longer, before receiving distributions from our trust account.

We have 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to complete our initial business transaction. If we do not consummate our initial business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. In the event we are unable to redeem the public shares in compliance with Section 160 of the Delaware General Corporation Law, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation. Only upon our liquidation will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business transaction.

We may not be able to consummate our initial business transaction within the required time frame, in which case we will be forced to redeem our public shares and liquidate.

Our officers and directors have agreed that we will have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate our initial business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of our initial business transaction.

Public stockholders may receive less than their pro rata share of the trust account upon redemption due to claims of creditors.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business transaction within the required time frame, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent ten years following redemption. Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $5.00 per share held in the trust account, due to claims of such creditors. In addition, BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account could be subject to applicable bankruptcy law, and may be included as an asset in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent that any bankruptcy claims deplete the trust account, we may not be able to return $5.00 per share to our public stockholders.

Our directors may decide not to enforce the indemnification obligations of BCM and Mr. Rapp, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $5.00 per share and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. While we expect that our directors would take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us, it is possible that our directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $5.00 per share.

Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our redemption of our public shares for a per share pro rata portion of the trust account (including interest but net of any taxes and amounts released to us for working capital purposes), subject to the requirements of applicable law, if we do not consummate our initial business transaction within the required time frame, or (ii) our liquidation (if redemption does not occur). In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

We do not intend to establish an audit committee or a compensation committee until the consummation of our initial business transaction.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of our initial business transaction. Our board of directors intends to adopt charters for these committees at that time. Prior to such time, we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Offering were intended to be used to complete a business transaction with an unidentified target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 as a result of the consummation of the Offering and have filed a Current Report on Form 8-K with the SEC upon consummation of the Offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules, such as a requirement that we consummate a business transaction with a target whose fair market value is equal to 80% of the proceeds in our trust account.

If the loans provided to us from BCM and interest earned on the trust account balance are insufficient to allow us to operate for at least 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), we may not be able to complete our initial business transaction.

On and after the time we consummated the Offering, any amounts that we need to pay our income or other tax obligations or to fund our expenses relating to investigating and selecting a target business and other working capital requirements have been and will be funded solely from loans provided to us from BCM and interest earned on the trust account balance, net of taxes payable on such interest. Our board of directors will review and approve all of our significant expenditures. We believe that the funds available to us will be sufficient to allow us to operate for at least 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) assuming that our initial business transaction is not consummated during that time. However, we cannot assure you that our estimates will be accurate or that BCM will make such loans as necessary. If we do not have enough loans to fund our operation during the time frame referred to above, we may not be able to complete our initial business transaction.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business transaction and, thereafter, to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and operating businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business transaction; or (ii) absent a business transaction, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and us to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem our public shares for a per share pro rata portion of the trust account, in the event we do not consummate our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or as having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), our officers and directors have agreed that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of the shares sold in the Offering may be deemed a liquidating distribution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder until the tenth anniversary of the dissolution.

Although we are required to use our best efforts to file a registration statement after the completion of our initial business transaction and keep such registration statement covering the issuance of the shares of common stock underlying the warrants effective for at least 45 days after such effectiveness date, a registration statement may not be effective, in which case our warrant holders may not be able to exercise their warrants.

Holders of our warrants will be able to exercise the warrants only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock (which we intend to file after the completion of our initial business transaction), and such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants for at least 45 days after such effectiveness date, and we intend to comply with our undertaking, we may not be able to do so. Factors such as our inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be able to settle their warrants for cash if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants.

Unlike most other blank check companies, the holders of our warrants have only a 45-day period to exercise their warrants.

Holders of warrants will have a short period of time to exercise their warrants. This 45-day exercise period could occur at a time when a warrantholder might not have the financial resources to exercise its warrants or may have other personal or business reasons preventing the exercise of its warrants during the exercise period. In addition, there is no assurance that the exercise price of the warrants will be lower than the value of the common stock during the exercise period for such warrants. The expiration of the exercise period would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit. If the warrants are not exercised during the 45-day exercise period, they will expire and become worthless.

As we are not limited to a particular geographic area or industry and we have not yet selected a target business with which to complete a business transaction, our stockholders are unable to currently ascertain the merits or risks of the target business and will be relying on our management’s ability to identify a target business or businesses and complete a business transaction.

We are not limited to targeting a business transaction with a target business in a particular geographic area or industry, although we intend to focus on operating businesses in the United States. To the extent we complete our initial business transaction, we may be affected by numerous risks inherent in the business operations of those entities which our management may not properly ascertain. An investment in our units or common stock may ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

If we decide to complete a business transaction with a target business outside of the expertise of our officers and directors, we cannot assure you that our officers and directors will have sufficient knowledge relating to the target, the jurisdiction in which it operates or its industry to make an informed decision regarding such business transaction.

Should a favorable business opportunity present itself in an industry or area that is outside of our management’s expertise, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment and other criteria in evaluating such a business opportunity may be adversely affected. If we determine to enter into a business transaction with a prospective target business which is outside of the expertise of our management, no assurance can be given that we will be able to complete such a business transaction.

Unlike most other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our business transaction although we plan to consummate our initial business transaction with a target business having a fair market value between $100,000,000 and $300,000,000 at the time of our signing a definitive agreement in connection with our initial business transaction. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Unlike most blank check companies, we are not required to consummate our initial business transaction with a target whose value is equal to at least 80% of the amount of money deposited in the trust account of the blank check company at the time of entry into a materially definitive agreement. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Stockholders will be relying on our management’s ability to identify business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Public stockholders will not be afforded the opportunity to vote on our initial business transaction or redeem their shares in connection with the consummation of our initial business transaction, which may result in the consummation of an initial business transaction that would not have otherwise been approved by our public stockholders.

In most other blank check companies, the initial business transaction would not be consummated if the requisite number of stockholders disapproved of the transaction. Furthermore, in most other blank check companies, even if the transaction is consummated, disapproving stockholders would be able to redeem their shares of common stock. Unlike most blank check companies, our stockholders will not be afforded the opportunity to vote on our initial business transaction. Furthermore, we will not provide our stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account upon the consummation of our initial business transaction. This provides the sole discretion to our board of directors to select a target business and negotiate the terms of the initial business transaction.

Although our board of directors is obligated to act in the best interest of the stockholders, their business judgment is given a wide range of latitude in discharging its fiduciary duties to the stockholders. As such, a target business that is selected by the board of directors to be in the best interest of the stockholders, or the terms of the initial business transaction, may be ones that would not have been otherwise approved by some or most of our stockholders. If our board of directors seeks to consummate a transaction that the stockholders and other potential investors view as unfavorable, or there is a perception that such a transaction may be pursued, it may make it more difficult for you to receive cash for your shares of common stock because your sole option would be to sell your shares. This may lead to a less liquid and more volatile trading market as compared to the market for the equity securities of similar investment vehicles.

We may issue shares of our capital stock to complete our initial business transaction, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 27, 2012, there were 62,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, a total of 56,750,000 will be available for issuance). Although we have no commitment, other than the $10,000,000 private placement with our initial stockholders and their designees, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business transaction. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in the Offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;
•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.

Substantial resources could be expended in researching initial business transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business transaction we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business transaction for any number of reasons, many of which are beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business transaction.

Our ability to successfully effect a business transaction and to be successful thereafter will be dependent in large part upon the efforts of our key personnel, including our officers and directors.

Our ability to successfully effect a business transaction is dependent upon the efforts of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers, will have entered into employment or consultant agreements with us.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business transaction.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Certain of our executive officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If the other business affairs of our key personnel require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate a business transaction. These conflicts may not be resolved in our favor.

Our officers and directors owe fiduciary or similar duties to certain other entities and may be required to present a particular business opportunity to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors are affiliated with other entities, and hold positions in such other entities that give rise to fiduciary and other similar duties to such other entities. For example, Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. Mr. Eiswerth is a senior managing director of BCM, and is subject to certain employment policies of BCM that require all employees to present business opportunities to BCM prior to any other person or entity. Mr. Eiswerth is also a director of Manx Energy, Inc. and, as such, he is required to present corporate opportunities in the oil and gas industry to Manx Energy, Inc. prior to presenting such opportunity to us. In addition, Mr. Rapp and Mr. Wagenheim are officers and directors of Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV, which are recently formed shell corporations. Mr. Rapp and Mr. Wagenheim are officers and directors of, and Mr. Eiswerth is a director of, Committed Capital Acquisition Corporation II and Committed Capital Acquisition Corporation III, two recently formed shell corporations; however, neither company is expected to commence its activities relating to a business combination prior to the completion of our initial business transaction or the redemption of our public shares. Due to these affiliations, and their obligations to such affiliated organizations, our officers and directors have obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause conflicts of interest.

Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor. Furthermore, our amended and restated certificate of incorporation provides that the corporate opportunity doctrine will not apply to any of our officers or directors in respect of existing and future fiduciary duties or contractual obligations that they may owe to third parties due to relationships and agreements with such third parties that exist on the date on which the amended and restated certificate of incorporation is filed with the Secretary of State of the State of Delaware, other than such duties or obligations our officers or directors may have to Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV. Such conflicts may have an adverse effect on our ability to consummate a business transaction.

Our management may negotiate employment or consulting agreements with a target business in connection with a particular business transaction. These agreements may provide for them to receive compensation following our initial business transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business transaction is in the best interest of our public stockholders.

Our management may not be able to remain with the company after the consummation of our initial business transaction unless they are able to negotiate employment or consulting agreements in connection with our initial business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of our initial business transaction, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of our initial business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of our initial business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. In making the determination as to whether current management should remain with us following our initial business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of our initial business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of our initial business transaction.

We will only have a limited ability to evaluate the management of the target business.

We intend to closely scrutinize the management of the target business; however, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our initial stockholders, directors or officers, which may raise potential conflicts.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our initial stockholders, directors or officers, which may raise potential conflicts. Also, the completion of our initial business transaction between us and an entity owned by a business in which one of our directors, officers or initial stockholders may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our amended and restated certificate of incorporation provides that we may not consummate, a business transaction with a target business that is affiliated with our initial stockholders, directors or officers or any of our or their affiliates unless we obtain an opinion from an independent investment banking firm that is a member of FINRA that our business transaction is fair to our stockholders from a financial point of view.

Since our initial stockholders will lose their entire investment in us if our initial business transaction is not consummated and may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business transaction.

As of March 27, 2012, our initial stockholders beneficially owned 6,750,000 initial shares, representing 54% of our outstanding common stock. Immediately following the time at which our public warrants cease to be exercisable, which will occur at 5:00 p.m., New York City time, on the 45th day after the effectiveness of the post-effective amendment or a new registration statement covering the shares of common stock underlying such warrants (the “warrant expiration time”), assuming: the consummation of our initial business transaction, the full exercise of the public warrants, the issuance of the placement shares, that our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,375,000 initial shares, representing 20% of our issued and outstanding common stock. Additionally, assuming a $10,000,000 private placement and that all such placement shares (2,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 5,375,000 shares of our common stock, representing 31.85% of our issued and outstanding common stock.

Our initial stockholders have waived their rights to receive distributions with respect to the initial shares upon our liquidation if we are unable to consummate our initial business transaction. Accordingly, the initial shares will be worthless if we do not consummate our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period). In the event we are forced to liquidate, BCM has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing our initial business transaction. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

The requirement that we complete our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may give potential target businesses leverage over us in negotiating a business transaction and may decrease our ability to conduct due diligence on potential business transaction targets as we approach our deadline, which could undermine our ability to consummate our initial business transaction on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business transaction will be aware that we must consummate our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period). Consequently, such target businesses may obtain leverage over us in negotiating a business transaction, knowing that if we do not complete our initial business transaction with that particular target business, we may be unable to complete a business transaction with any target business. This risk will increase as we get closer to the deadlines described above. In addition, we may have limited time to conduct due diligence and may enter into a business transaction on terms that we would have rejected upon a more comprehensive investigation.

The requirement that we complete a business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may motivate our officers and directors to approve a business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business transactions. The funds for such reimbursement will be provided from the interest earned on the amount held in trust and loans provided to us from BCM. In the event that we do not effect a business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), then any expenses incurred by such individuals in excess of the interest earned on the amount held in trust and loans provided to us from BCM will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business from the funds in the trust account. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders. In addition, all the expenses associated with the Offering and expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business prior to the consummation of our initial business transaction have been or will be funded by BCM via loans to us and interest earned on the amount in the trust account. All BCM loans are and will be on terms that waive any and all rights to the funds in the trust account. Since BCM may not be repaid unless a business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange. Lack of liquidity will limit the price at which our stockholders may be able to sell our securities or our stockholders’ ability to sell our securities at all.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

The New York Stock Exchange, the NYSE AMEX (“AMEX”) and the Nasdaq Stock Market recently amended their listing rules to restrict the ability of companies that have completed “reverse mergers” to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, we may not be able to satisfy the initial listing standards of the New York Stock Exchange, the AMEX or the Nasdaq exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchanges, we may not be able to maintain a listing of the common stock on such stock exchange.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market on the OTC Bulletin Board for our securities may never develop or, if developed, it may not be sustained. The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC, and general market and economic conditions. In addition, the price of the securities can vary due to our general business condition. Our stockholders may be unable to sell their securities unless a market can be established and sustained.

We will likely complete only one business transaction with the proceeds of the Offering held in the trust account. As a result, our operations will depend on a single business and we will be exposed to higher risk than other entities that have the resources to complete several transactions.

We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, notice disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination. Due to these added risks, we are more likely to choose a single target business with which to pursue a business transaction than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only one business transaction with the proceeds of the Offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business transactions, or that operate in diversified industries or industry segments.

Unlike most other blank check companies, the provisions of our amended and restated certificate of incorporation may be amended with the approval of at least 65% of our outstanding common stock.

Most blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business transaction activity, without approval by a certain percentage of the company’s stockholders. Typically, an amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by at least 65% of our outstanding common stockholders. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction behavior more easily than other blank check companies, and this may increase our ability to consummate a business transaction with which you do not agree.

Prior to the consummation of our initial business transaction and the issuance of any placement shares, our initial stockholders will beneficially own 54% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily that other blank check companies, and this may increase our ability to consummate a business transaction with which our stockholders do not agree. However, we and our initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction within 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period).

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business transaction, which may adversely affect our leverage and financial condition.

In order to meet our working capital needs following the consummation of the Offering and before the consummation of our initial business transaction, BCM has agreed to loan us funds, from time to time, of up to $800,000. However, though we have no commitments to issue any other notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business transaction. The incurrence of debt could result in:

•	the default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;
•	the acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt arrangement contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	covenants that limit our ability to acquire capital assets or make additional acquisitions;
•	our inability to obtain additional financing, if necessary, if the debt arrangement contains covenants restricting our ability to obtain additional financing while such debt is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

It is anticipated that our initial stockholders will beneficially own a substantial proportion of our issued and outstanding shares of common stock at all times through the expiration of their lockup provisions. This ownership interest, together with any other acquisitions of our shares of common stock, could allow our initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after the consummation of our initial business transaction. Depending on the circumstances, our initial stockholders may be able to continue to exert significant control over us even after we complete our initial business transaction.

We may not have an effective registration statement for the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants.

Under the terms of the warrant agreement, we have agreed to use our best efforts to file a post-effective amendment or new registration statement under the Securities Act covering the shares of common stock underlying the public warrants and maintain a current prospectus relating to such shares after the completion of our initial business transaction for at least 45 days after such post-effective amendment or registration statement becomes effective, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. No warrant will be exercisable and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless there is an effective registration statement and the issuance of the shares upon such exercise is registered and qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units.

We may be unable to obtain additional financing, if required, to complete a business transaction or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business transaction.

We believe that the net proceeds of the Offering currently held in trust and a $10,000,000 private placement will be sufficient to allow us to consummate a business transaction. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and private placement prove to be insufficient, either because of the size of our business transaction or the depletion of the available net proceeds in search of a target business, and if we are unable to secure further loans from BCM or our initial stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or initial stockholders are required to provide any financing to us in connection with or after a business transaction.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business transaction.

In connection with the Offering, we issued warrants to purchase up to 5,750,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete our business transaction. Therefore, our warrants may make it more difficult to effectuate an initial business transaction or increase the cost of acquiring the target business.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to extend the exercise period, reduce the exercise price, cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to increase the exercise price of the warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant, among other things.

Since our initial stockholders have a lower cost basis in their investment in us than our public stockholders, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business transaction.

From January 24, 2006 to August 12, 2011, we sold an aggregate of 8,698,455 shares of common stock to our directors and officers for an aggregate purchase price of $30,927.84, or $0.003556 per share. On March 31, 2011 and April 28, 2011, we repurchased an aggregate of 1,948,455 shares from two former stockholders for an aggregate repurchase price of $6,928, or $0.003556 per share. Accordingly, our initial stockholders’ cost basis in us is approximately $24,000. Since our public stockholders purchased our units in the Offering at a per-unit price of $5.00, a conflict of interest may arise because our initial stockholders have a lower cost basis in their investment. As a result, our initial stockholders could profit from a business transaction even though such business transaction may be unprofitable for public stockholders.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. It is also unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of a business transaction, in which case all of the current directors will continue in office until at least the consummation of the initial business transaction. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Sections 1-02 and 2-02 of Regulation S-X and Item 308 of Regulation S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business transaction.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business transaction, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to the registration rights agreement that was entered into concurrently with the issuance and sale of the securities in the Offering, our initial stockholders and private placement investors and their permitted transferees can demand that we register the initial shares and placement shares. The registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities.

The registration and availability of a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business transaction more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

Because of our limited resources and the significant competition for business transaction opportunities, it may be more difficult for us to complete a business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only $5.00 per share on our redemption, which may be less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Offering in the trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only $5.00 per share on our redemption, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $5.00 per share on the redemption of their shares.

Item 1B UNRESOLVED STAFF COMMENTS

None.

Item 2 PROPERTIES

We do not rent or own any properties. We utilize the office space and equipment of our management, located at 712 Fifth Avenue, New York, New York 10019, at no cost. Management estimates such amounts to be immaterial. We currently do not have a policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3 LEGAL PROCEEDINGS

As of March 27, 2012, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4 MINE SAFETY DISCLOSURES

None.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants, and units are each traded on the OTC Bulletin Board under the symbols CCAC, CCACW and CCACU, respectively. Our units commenced public trading on October 25, 2011, and our common stock and warrants commenced public trading on November 9, 2011. The following table includes the high and low bids for our units, common stock and warrants for the calendar quarter indicated:

	Units		Common Stock				Warrants
	High	Low	High		Low		High		Low

2011
Fourth Quarter (1)	$5.15	$5.00		(2)		(2)		(2)		(2)

(1) Our units were quoted on the OTCBB on October 25, 2011 and, therefore, the bid prices for our units for the fourth quarter of 2011 are for the period from October 25, 2011 to December 31, 2011.

(2) Our common stock and warrants were quoted on the OTCBB on November 9, 2011; however, neither security traded during the period from November 9, 2011 to December 31, 2011. Therefore, pricing information is unavailable.

Holders

As of March 22, 2012, there were 5 holders of record of our common stock, no holders of record of our warrants and 1 holder of record of our units.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2011.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6 SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on January 24, 2006 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. We intend to use cash from the proceeds of the Offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of investors in the Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to the Offering and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to December 31, 2011. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

Since the closing of the Offering, the gross proceeds have been held in a trust account. The trust account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an initial business transaction or (ii) the distribution of the trust account as described elsewhere in this Annual Report.

Investment securities in the trust account at December 31, 2011 consisted of cash held in a demand deposit account which is stated at cost. There are no holding gains or losses and to date there has been no interest accrued or paid on the cash. On March 20, 2012, the funds in the trust account were transferred to an investment bank and invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the year ended December 31, 2011, we had a net loss of $293,000, consisting of expense due to our activities in relation to the initial business transaction, expense due to the preparation and filing of our reports with the SEC, approximately $85,000 in state franchise taxes and interest expense. This compares with a net loss of $30,000 for the year ended December 31, 2010, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of our reports with the SEC and interest expense.

For the cumulative period from January 24, 2006 (inception) to December 31, 2011, we had a net loss of $403,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our Registration Statement on Form 10-SB in May 2007, the filing of our periodic reports on Form 10-Q and Form 10-K, state franchise taxes of approximately $85,000, interest expense and our activities in relation to the initial business transaction.

We will not generate any operating revenues until after the consummation of our initial business transaction, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses in 2012 as a result of activities relating to our initial business transaction, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than franchise taxes) until the consummation of our initial business transaction, at the earliest.

Liquidity and Capital Resources

As of December 31, 2011, we had assets equal to $28,772,000, comprised solely of cash in the trust account and prepaid expenses. This compares with assets of $5,000, comprised of cash and prepaid expenses as of December 31, 2010. Our current liabilities as of December 31, 2011 totaled approximately $805,000, comprised of the BCM loan payable agreement, BCM advances and accounts payable. This compares to our current liabilities as of December 31, 2010 of approximately $84,000, comprised of notes payable, accrued interest and advances. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

As of December 31, 2011, we owed BCM an aggregate of $466,000, comprised of a loan payable in the amount of $120,000 and advances of $346,000. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Note 1 to financial statements.

Cash flows used in operating activities for the years ended December 31, 2011 and 2010, and for the cumulative period from January 24, 2006 (inception) to December 31, 2011 were approximately $1,000, $32,000, and $106,000, respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our initial business transaction, to consummate our initial business transaction. We estimate our annual Delaware and New York State and City franchise tax obligations, based on the number of shares of our authorized and outstanding capital stock will be approximately $85,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until July 24, 2013, which is the date that is 21 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

The terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us from BCM until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. Our initial stockholders and their designees have committed to purchase 2,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $10,000,000. Our board of directors will have the ability to increase the size of the private placement at its discretion.

We have evaluated the appropriate accounting treatment for the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including if we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable requirements of paragraph 11 of SFAS 133, which provides guidance on identifying those contracts that should not be accounted for as derivative instruments, and paragraphs 12-33 of EITF 00-19. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Annual Report as we have conducted no operations to date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Offering, including amounts in the trust account, will be invested in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements begin on the following page of this report.

COMMITTED CAPITAL ACQUISITON CORPORATION

A Development Stage Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Committed Capital Acquisition Corporation

We have audited the accompanying balance sheets of Committed Capital Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2011 and the period from January 24, 2006 (inception) to December 31 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 and the period from January 24, 2006 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 27, 2012

Committed Capital Acquisition Corporation

A Development Stage Company

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$-	$1,000
Prepaid expenses	22,000	4,000
Total current assets	22,000	5,000

OTHER ASSETS:
Cash held in Trust Account	28,750,000	-

TOTAL ASSETS	$28,772,000	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$54,000	$-
Accrued liablilities	200,000
Accrued franchise taxes	85,000
Accrued interest - related party	-	9,000
Related party advances	346,000	26,000
Note payable - related party	120,000	49,000
Total current liabilities	805,000	84,000

TOTAL LIABILITIES	805,000	84,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 and 8,698,455 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,000	1,000
Additional paid-in capital	28,369,000	30,000
Deficit accumulated during the development stage	(403,000)	(110,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	27,967,000	(79,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,772,000	$5,000

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation

A Development Stage Company

STATEMENTS OF OPERATIONS

			Period from
			January 24, 2006 (inception)
	Years ended December 31,		to December 31,
	2011	2010	2011

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	291,000	26,000	392,000

LOSS FROM OPERATIONS	(291,000)	(26,000)	(392,000)

OTHER (EXPENSE)
Interest expense - related party	(2,000)	(4,000)	(11,000)
Total other (expense)	(2,000)	(4,000)	(11,000)

NET LOSS	$(293,000)	$(30,000)	$(403,000)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.00)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,168,000	8,698,000	8,328,000

The accompanying notes are an integral part of the financial statements.

* Common shares retroactively restated for a 4.21875 for 1 forward split effected on May 20, 2011. See Note 4.

Committed Capital Acquisition Corporation

A Development Stage Company

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to December 31, 2011

					Additional		Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in		During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Development Stage	Equity (Deficit)
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT DECEMBER 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT DECEMBER 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	$-	12,500,000	$1,000	$28,369,000	$-	$(403,000)	$27,967,000

The accompanying notes are an integral part of the financial statements.

Committed Capital Acquisition Corporation

A Development Stage Company

STATEMENTS OF CASH FLOWS

			Inception
	Year ended December 31,		(January 24, 2006) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,000)	$(30,000)	$(403,000)
Changes in operating assets and liabilities:
Prepaid expenses	4,000	(5,000)	-
Accounts payable and accrued liabilities	203,000	(1,000)	203,000
Accrued interest related party	-	4,000	9,000
Franchise tax payable	85,000	-	85,000
Net cash used in operating activities	(1,000)	(32,000)	(106,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held in Trust account	(28,750,000)		(28,750,000)
Net cash used by investing activities	(28,750,000)	-	(28,750,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,750,000		28,781,000
Proceeds from note payable and advances - related party	-	26,000	75,000
Net cash provided by financing activities	28,750,000	26,000	28,856,000

NET DECREASE IN CASH	(1,000)	(6,000)	-

CASH AT THE BEGINNING OF PERIOD	1,000	7,000	-

CASH AT END OF PERIOD	$-	$1,000	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,000	$-	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$120,000	$-	$120,000
Related party advances paid directly to vendors	$320,000	$-	$320,000
Retirement of Treasury Stock	$7,000	$-	$7,000
Related party advances to fund expenses	$149,000	$-	$149,000

The accompanying notes are an integral part of the financial statements.

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Committed Capital Acquisition Corporation (the “Company”) was incorporated in the state of Delaware on January 24, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business (the “initial business transaction”).

The Company is currently in the development stage as defined in Accounting Standards Codification (“ASC”) No. 915. All activities of the Company to date relate to its organization, initial funding, share issuances and the Offering (defined below) and initial search activities toward finding a candidate for the initial business transaction. All dollar amounts are rounded to the nearest thousand dollars.

On May 27, 2011, the Company commenced the process for conversion to a special purpose acquisition corporation. In connection with this conversion, the Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 5,000,000 units at a price of $5.00 per unit (the “Offering”). The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 750,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.0001 per share and one warrant to purchase one share of common stock. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00. Each warrant will become exercisable upon the effectiveness of the registration statement to be filed upon the completion of an initial business transaction and will expire 45 days thereafter. However, if the Company does not complete its initial business transaction on or prior to the 21-month or 24-month period allotted to complete the initial business transaction as described below, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless. The lead underwriter for the Offering is a related party; see Note 4.

In connection with the Offering, the Company's initial stockholders (“initial stockholders”) and designees have committed to purchase 2,000,000 shares of common stock at a price of $5.00 per share in a private placement which will occur concurrently with the closing of the Company’s initial business transaction.

On October 24, 2011, the registration statement in connection with the Company’s Offering was declared effective. Additionally, on October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company. As a special purpose acquisition company, the Company will have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and the Company’s business transaction relating thereto has not yet been completed within such 21-month period) to consummate the initial business transaction. If the Company does not consummate its initial business transaction within such 21-month (or 24-month) period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

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

On October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of common stock and warrants to purchase an additional 5,750,000 shares of common stock (as described above) in exchange for gross proceeds of $28,750,000. The costs of the Offering were approximately $404,000.

Since the closing of the Offering, the gross proceeds have been held in a trust account ("Trust Account"). The Trust Account can invest in U.S. "government securities," defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940. Except for a portion of the interest income that may be released to the Company to pay income or other tax obligations and to fund its working capital requirements, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of an initial business transaction, (ii) the Company’s redemption of the public shares sold in the Offering if the Company is unable to consummate its initial business transaction within the 21-month or 24-month period set forth above, or (iii) the Company’s liquidation (if no redemption occurs).

Following the closing of this Offering and prior to the consummation of the initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of the Company’s principal shareholders has agreed to loan the Company funds from time to time of up to $800,000. See also Note 3. There are no agreements for facilities or services between the Company and its initial shareholders.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared in accordance with the Securities and Exchange Commission requirements for financial statements.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(c)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d)	Income taxes:

The company complies with accounting principles generally accepted in the United States which require an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that met the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $85,000 and nil for the years ended December 31, 2011 and 2010 and approximately $85,000 for the period from inception (January 24, 2006) to December 31, 2011.

(e)	Loss per share of common stock:

Basic loss per share is calculated using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss, the warrants to purchase 5,750,000 shares of common stock issued in connection with the Offering have been considered in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive.

(f)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds has been held in a trust account ("Trust Account"). The Trust Account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Company’s Trust Account at December 31, 2011 consist of cash held in a demand deposit account which is stated at cost. There are no holding gains or losses and to date there has been no interest accrued or paid on the cash. On March 20, 2012, the funds in the Trust Account were transferred to an investment bank and invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank.

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company received a total of approximately $466,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $346,000, is a non-interest bearing advance and due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and director, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director, all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

On May 27, 2011, the Company entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of the Company’s accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to the Company. This loan agreement was subsequently amended in July 27, 2011. Included in such consolidation was approximately $26,000 received during the year ended December 31, 2010 and approximately $15,000 advanced to third parties by BCM during the three months ended March 31, 2011. Such amounts had been due on demand and had an imputed interest rate of 8.25% per annum. The loan as consolidated is now payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the Trust Account. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement. See also Note 1.

For the years ended December 31, 2011 and 2010, and the period from inception (January 24, 2006) to December 31, 2011, interest expense from related party advances was approximately $2,000, $4,000 and $11,000, respectively.

During the period from inception (January 24, 2006) to December 31, 2009, the Company entered into the following related party note agreements, all of which were consolidated into a single loan payable agreement on May 27, 2011 as described above:

-	On March 9, 2007, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. BCM had previously advanced the $12,500 on behalf of the Company. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until it was paid in full at the rate of four percent (4%) per annum.

-	On April 15, 2008, Messrs. Rapp and Wagenheim and Clifford Chapman, a former director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each, a “April 15 Note” and together, the “April 15 Notes”) to Messrs. Rapp, Wagenheim and Chapman. Prior to each April 15 Note being refinanced or repaid, as the case may be, each April 15 Note accrued interest at an annual rate of 8.25%, and such principal and all accrued interest was due and payable on or before the earlier of (i) the fifth anniversary of the date of such April 15 Note or (ii) the date on which the Company would have consummated its initial business transaction with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would have ceased to be a shell company.

-	On March 16, 2009, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $14,500 on or before the earlier of (i) March 16, 2014 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan at an annual rate of 8.25%.

-	On August 12, 2009, the Company entered into a loan agreement with BCM pursuant to which the Company agreed to repay $12,000 on or before the earlier of (i) August 12, 2013 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Prior to being refinanced, interest accrued on the outstanding principal balance of this loan at an annual rate of 8.25%.

On March 31, 2011, the Company repaid a total of $2,000 on principal and $484 of accrued interest to Mr. Chapman for full satisfaction of his April 15 Note from advances made directly by BCM.

NOTE 4 -STOCKHOLDERS’ EQUITY (DEFICIT):

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

On May 14, 2009, the Company issued 260,955 shares of common stock to Charles Allen for total cash consideration of approximately $1,000 or $.004 per share.

On March 31, 2011, the Company repurchased 1,687,500 shares of common stock from Clifford Chapman for total cash consideration of $6,000 which was recorded as treasury stock.

On April 28, 2011, the Company repurchased 260,955 shares of common stock from Charles Allen for total cash consideration of $928, all of which was recorded as treasury stock.

Subsequent to the repurchase of the Allen and Chapman common stock, the treasury stock was retired.

On May 20, 2011, the Company effectuated a 4.21875-for-1 forward stock split. All shares have been retroactively restated in all periods presented.

On October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company as described further in Note 1. On October 28, 2011, the Company closed on the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of common stock and warrants to purchase an additional 5,750,000 shares of common stock (as described above) in exchange for gross proceeds of $28,750,000. The costs of the Offering were approximately $404,000.

NOTE 5 – INCOME TAXES:

At December 31, 2011 and 2010, components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2011	2010
Deferred tax assets:
Non-deductible start-up costs	$403,000	$110,000
Total deferred tax assets	141,000	39,000
Less: Valuation Allowance	(141,000)	(39,000)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $141,000 and $39,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31:

	2011	2010
Federal statutory tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0.0%	0.0%

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 26, 2011, upon the approval of our board of directors, we dismissed De Joya Griffith & Company, LLC as our independent registered public accountant.

During the fiscal years ended December 31, 2010 and 2009, De Joya Griffith & Company, LLC’s reports on the financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2010 and 2009 and subsequent period through April 26, 2011, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between us and De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya Griffith & Company, LLC, would have caused it to make reference thereto in its report on financial statements for such years.

During the fiscal years ended December 31, 2010 and 2009 and subsequent period through April 26, 2011, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On April 26, 2011, upon the approval of our board of directors, Rothstein Kass was appointed as our independent registered public accounting firm.

Item 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of our assets that could have a material effect on the financial statements.

As of December 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B OTHER INFORMATION

None.

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position	Term
Michael Rapp	44	Chairman, President and Director	March 1, 2006 through present

Philip Wagenheim	41	Secretary and Director	March 1, 2006 through present

Jason Eiswerth	41	Director	May 20, 2011 through present

Michael Rapp is our President and chairman of our board of directors. Mr. Rapp has over 22 years of experience in the financial industry and is the co-founder and chairman of Broadband Capital Management LLC (“BCM”) since 2000. BCM is a boutique investment bank and broker-dealer which has arranged financings, provided advisory services for, invested in, and has held interests in a diverse portfolio of high-growth companies. BCM has led numerous initial public offerings and private placements and has also specialized in providing its clients solutions with regard to accessing the capital markets through non-traditional methods such as SPACs and reverse mergers. From February 2009, Mr. Rapp has also served as a member of the board of directors of Omtool, Ltd. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s given surname is Rapoport, however, he uses the alias “Rapp” because it is a short and convenient name to use for business purposes.

As our chairman, Mr. Rapp has general supervision and control of our activities, including matters relating to the initial business transaction, subject to the ultimate authority of our board of directors, and shall be responsible for the execution of the policies of our board of directors with respect to such matters. Mr. Rapp’s experience, qualifications, attributes and skills that led to the conclusion that he should serve as chairman of our board of directors include his background of 22 years in the financial industry, and his substantial experience in identifying and investing in a wide variety of businesses.

Philip Wagenheim is our Secretary and a director. Mr. Wagenheim has over 19 years of experience in the financial industry and is currently the vice chairman of BCM. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a co-founder and vice-chairman of BCM, his other business experience and education.

Jason Eiswerth is our director. Mr. Eiswerth is currently a Senior Managing Director at BCM. From June 2011, Mr. Eiswerth has also served as a member of the board of directors of Manx Energy, Inc. Prior to joining BCM, from 2002 from 2010, Mr. Eiswerth was Vice President of Business Development for The Markets.com and General Manager of MeritMark, a leading financial technology firm that was acquired by Capital IQ in 2010. From 2000 to 2002, Mr. Eiswerth was Managing Consultant at Sapient Corporation, where he was responsible for leading the incubation, business structuring, creation and launch of TheMarkets.com. Prior to this, Mr. Eiswerth worked at Lehman Brothers in fixed income trading and strategy from 1996 until 2000 and with Goldman Sachs in fixed income sales from 1993 until 1996. Mr. Eiswerth holds a BA from Lafayette College with a dual major in English Literature and Economics and Business. Mr. Eiswerth’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his extensive corporate operational experience, his financial expertise and education, and his business experience.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Jason Eiswerth, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Philip Wagenheim, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Michael Rapp, will expire at the third annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the private equity businesses.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Director Independence

Since our securities are quoted on the Over-the-Counter Bulletin Board, we do not intend to establish a board of directors comprised of a majority of independent directors until after we consummate our initial business transaction.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business transaction. At that time, our board of directors intends to adopt charters for these committees. Prior to such time, we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. Our whole Board of Directors acts as the audit committee. We do not believe a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed elsewhere in this Annual Report.

Conflicts of Interest

Investors in our company should also be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his full time to our affairs and, accordingly, each may have conflicts of interest in allocating his time among various business activities. None of our other initial stockholders are obligated to commit any time to our affairs.

•	Our officers and directors are affiliated with other entities, and hold positions in such entities that give rise to fiduciary and similar duties to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business transaction.

•	As of March 27, 2012, our initial stockholders, including our officers and directors, own an aggregate of 6,750,000 initial shares of common stock, a portion of which will be subject to forfeiture. Immediately following the warrant expiration time, assuming: the consummation of our initial business transaction, the full exercise of the public warrants, the issuance of the placement shares, that our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,375,000 initial shares, representing 20% of our issued and outstanding common stock. Additionally, assuming a $10,000,000 private placement and that all such placement shares (2,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 5,375,000 shares of our common stock, representing 31.85% of our issued and outstanding common stock. All of the initial shares not subject to forfeiture will be released from transfer restrictions if our initial business transaction is successfully completed. Since our officers and directors may own securities which will become worthless or be forfeited if our initial business transaction is not consummated, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

•	All of the expenses associated with the Offering and up to $800,000 of expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business after the Offering but prior to the consummation of our initial business transaction have been or will be funded by BCM via loans to us. All BCM loans will be on terms that waive any and all rights to the funds in the trust account. Since BCM may not be repaid unless our initial business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

•	If our management negotiates to be retained post-business transaction as a condition to any potential business transaction, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our officers or directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, our amended and restated certificate of incorporation provides that the corporate opportunity doctrine will not apply to any of our officers or directors in respect of existing and future fiduciary duties or contractual obligations that they owed to third parties due to relationships and agreements with such third parties that existed on the date on which the amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware, other than such duties or obligations our officers or directors may have to Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV.

Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that would conflict with their fiduciary obligations to us, all of which would have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, prior to their presentation of such target business to us:

Individual	Entity	Affiliation
Michael Rapp	Broadband Capital Management LLC	Chairman

	Omtool, Ltd.	Director

Philip Wagenheim	Broadband Capital Management LLC	Vice-Chairman

Jason Eiswerth	Broadband Capital Management LLC	Senior Managing Director

	Manx Energy, Inc.	Director

Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. Mr. Eiswerth is a senior managing director of BCM, and is subject to certain employment policies of BCM that require all employees to present business opportunities to BCM prior to any other person or entity. Mr. Eiswerth is also a director of Manx Energy, Inc. and, as such, he is required to present corporate opportunities in the oil and gas industry to Manx Energy, Inc. prior to presenting such opportunities to us. In addition, Mr. Rapp and Mr. Wagenheim are officers and directors of Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV, which are recently formed shell corporations. Mr. Rapp and Mr. Wagenheim are officers and directors of, and Mr. Eiswerth is a director of, Committed Capital Acquisition Corporation II and Committed Capital Acquisition Corporation III, two recently formed shell corporations; however, neither company is expected to commence its activities relating to a business combination prior to the completion of our initial business transaction or the redemption of our public shares.

Although we do not intend to enter into a business transaction with a target business that is affiliated with our initial stockholders, directors or officers, or any of our affiliates (including BCM), we are not prohibited from doing so. In the event we enter into such a transaction, we will obtain an opinion from an independent investment banking firm that is a member of FINRA that such a business transaction is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our initial stockholders, officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of a business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders, based on the degree of participation of our initial stockholders in activities relating to the initial business transaction; provided that after such forfeiture, the initial shares beneficially owned by P&P 2, LLC and Michael Serruya will be equal to at least two percent (2%) and one percent (1%) of our issued and outstanding initial shares, respectively. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing a business transaction.

Employees

As of the date hereof, the Company has no employees, other than our two officers.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Item 11 EXECUTIVE COMPENSATION

No initial stockholder, executive officer or director has received compensation of any kind for services rendered. Furthermore, in no event will any of our initial stockholders, officers or directors, or any of our or their respective affiliates be paid any finder’s fee, consulting fee or any other form of compensation, prior to, or for any services they render in connection with, the consummation of a business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders, based on the degree of participation of our initial stockholders in activities relating to the initial business transaction; provided that after such forfeiture, the initial shares beneficially owned by P&P 2, LLC and Michael Serruya will be equal to at least two percent (2%) and one percent (1%) of our issued and outstanding initial shares, respectively. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholder if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing a business transaction. In no event will the total number of initial shares held by the initial stockholders exceed 20.0% of our total issued and outstanding shares of common stock after giving effect to (i) a private placement of $10,000,000, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares.

Our initial stockholders, officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective target businesses and performing due diligence on suitable business transactions. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Since none of our directors is deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

After our initial business transaction, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of any securities exchange on which our shares of common stock may then be listed.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2012, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and officers
Michael Rapp (2) 712 Fifth Avenue New York, New York 10019	1,833,985	14.67%

Philip Wagenheim (2) 712 Fifth Avenue New York, New York 10019	616,786	4.93%

Jason Eiswerth (3) 712 Fifth Avenue New York, New York 10019	445,486	3.56%

All Directors and Officers as a Group (3 individuals)	2,896,257	23.17%

5% Beneficial Owners
P&P 2, LLC (4) 4418 Club Drive, NE Atlanta, Georgia 30319	2,587,500	20.70%

Michael Serruya 4000 Island Blvd. Suite PH-#6 Aventura, Florida 33160	1,293,750	10.35%

(1)	Based on 12,500,000 shares of common stock outstanding as of March 27, 2012.
(2)	Each of Messrs. Rapp and Wagenheim own 6.5662% and 2.0169%, respectively, of the membership interest of Committed Capital Holdings LLC. The 445,486 shares of our common stock beneficially owned by Committed Capital Holdings LLC, however, are not included in the respective ownership numbers of Messrs. Rapp and Wagenheim because they do not have voting or investment control over such shares of common stock. Based on their membership interests in Committed Capital Holdings LLC, Messrs. Rapp and Wagenheim each have a pecuniary interest in 29,251 and 8,985 shares of our common stock owned by Committed Capital Holdings LLC, respectively. See Note (3) below for a description of the voting and dispositive power over the shares of common stock owned by Committed Capital Holdings LLC.
(3)	Jason Eiswerth holds a 25.2533% interest in Committed Capital Holdings LLC and is its managing member. As the managing member, Mr. Eiswerth exercises sole voting and dispositive power of the 445,486 shares of our common stock beneficially owned by Committed Capital Holdings LLC. As such, Mr. Eiswerth can be deemed to be the beneficial owner of all such shares. Other than the shares of our common stock to which Mr. Eiswerth has an indirect pecuniary interest, Mr. Eiswerth disclaims beneficial ownership over the shares of our common stock beneficially owned by Committed Capital Holdings LLC. Other than the shares of common stock beneficially owned by Committed Capital Holdings LLC, Mr. Eiswerth does not beneficially own any shares of our common stock.
(4)	Richard E. Perlman and James K. Price are the managing members of P&P 2, LLC. As managing members, Messrs. Perlman and Price jointly exercise voting and dispositive power over the 2,587,500 shares held by P&P 2, LLC. Except to the extent of their respective pecuniary interest, each of Messrs. Perlman and Price disclaims beneficial ownership over the shares of our common stock beneficially owned by P&P 2, LLC.

Forfeiture of Initial Shares

The initial shares will be subject to forfeiture in an amount such that the aggregate number of initial shares beneficially owned by our initial stockholders would equal 20.0% of our issued and outstanding common stock after giving effect to (i) a private placement of $10,000,000, (ii) any exercises of the public warrants, and (iii) any forfeitures of initial shares. Notwithstanding such forfeiture, the initial shares beneficially owned by P&P 2, LLC and Michael Serruya will be equal to at least two percent (2%) and one percent (1%) of our issued and outstanding initial shares, respectively. If shares of common stock are issued in the initial business transaction, the initial shares will not be subject to any adjustment and the beneficial ownership of the initial stockholders, as a percentage of the outstanding shares of common stock, will decrease. All shares subject to forfeiture will be forfeited as promptly as practicable after the warrant expiration time.

Our initial stockholders will be required to forfeit (i) up to 2,875,000 initial shares on a pro rata basis if the public warrants are not exercised in full, and (ii) up to an aggregate of 3,375,000 initial shares based on the contribution made by each of our initial stockholders in identifying and evaluating potential target businesses and consummating the initial business transaction. In respect of the 3,375,000 initial shares subject to forfeiture based on contributions made in respect of the initial business transaction, our board of directors will have the sole discretion to decide how many initial shares will be forfeited by each initial stockholder, subject to the minimum ownership threshold for each of P&P 2, LLC and Mr. Serruya discussed above. In determining the number of initial shares to be forfeited by each initial stockholder, our board of directors will take into account various factors including, but not limited to the individual effort that each initial stockholder provided in introducing us to the target of our initial business transaction, the role and involvement of each such person throughout the due diligence, negotiation and transaction process, and other contributions made by each such person in connection with our initial business transaction.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Michael Rapp, our President and director, Philip Wagenheim, our Secretary and director, and Jason Eiswerth, our director, all serve as management of BCM, a registered broker-dealer. BCM was also the lead underwriter of the Offering.

From January 24, 2006 to August 12, 2011, we sold an aggregate of 8,698,455 shares of common stock to our directors and officers for an aggregate purchase price of $30,927.84, or $0.003556 per share. On March 31, 2011 and April 28, 2011, we repurchased an aggregate of 1,948,455 shares from two former stockholders for an aggregate repurchase price of $6,928, or $0.003556 per share. All these repurchased shares were initially recorded as treasury stock and then subsequently cancelled.

On March 31, 2011, we repaid a total of $2,000 on principal and $484 of accrued interest to Mr. Chapman for full satisfaction of a loan he made to us on April 15, 2008.

On May 27, 2011, we entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of our accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to us. This loan agreement was subsequently amended on July 27, 2011. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. Accordingly, the loan will become worthless and will not be repaid unless and until the consummation of our initial business transaction. BCM has also advanced an aggregate of $346,000 to us. These advances are payable in accordance with the expense advance agreement and bear no interest.

For the year ended December 31, 2011, interest expense due to related parties was $2,000.

The expenses associated with the Offering which aggregated to approximately $404,000 were funded to us by BCM through non-interest bearing loans. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

In addition, in the event we are forced to liquidate, BCM has agreed to advance us the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to our public stockholders (currently anticipated to be no more than approximately $30,000) and have agreed not to seek repayment for such expenses.

BCM and Mr. Rapp have agreed that each will be liable to us jointly and severally, if and to the extent that any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $5.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims. In the event that the proceeds in the trust account are reduced below $5.00 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and BCM and Mr. Rapp assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our directors would determine whether to take legal action against BCM and Mr. Rapp to enforce their indemnification obligations. While we currently expect that our directors would take legal action on our behalf against BCM and Mr. Rapp to enforce their indemnification obligations to us, it is possible that our directors in exercising their business judgment may choose not to do so in any particular instance. We have not, however, independently verified whether BCM and Mr. Rapp have sufficient funds to satisfy their indemnity obligations or asked BCM and Mr. Rapp to reserve for such indemnification obligations. As such, there is no assurance BCM and Mr. Rapp will be able to satisfy those obligations. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the (i) per share redemption price or (ii) per share liquidation price will not be less than $5.00 per share.

Our initial stockholders and their designees have committed to purchase 2,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $10,000,000. Our board of directors will have the ability to increase the size of the private placement at their discretion.

Our initial stockholders, private placement investors and their permitted transferees will be entitled to registration rights. Such holders will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to the initial shares and the placement shares, commencing, in the case of the initial shares, one year after the consummation of our initial business transaction and, in the case of the placement shares, 30 days after the consummation of our initial business transaction.

We will reimburse our initial stockholders, officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business transactions. Reimbursable out-of-pocket expenses incurred by our initial stockholders, officers and directors will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of a business transaction, provided there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business transaction is in our public stockholders’ best interest.

Other than the reimbursable out-of-pocket expenses payable to our initial stockholders, officers and directors, no compensation, reimbursements, cash payments or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to our initial stockholders, officers or directors, or to any of our or their respective affiliates prior to or with respect to a business transaction. However, upon the closing of our initial business transaction, our board of directors will have the sole discretion to determine the number of initial shares to be forfeited by each of our initial stockholders, based on the contribution made by each such person in identifying and evaluating potential target businesses and consummating the initial business transaction; provided that after such forfeiture, the initial shares beneficially owned by P&P 2, LLC and Michael Serruya will be equal to at least two percent (2%) and one percent (1%) of our issued and outstanding initial shares, respectively. As a result, certain of our initial stockholders may forfeit a lesser number of their initial shares than other initial stockholders if our board of directors determines that such individuals played a more prominent role in identifying, evaluating and closing a business transaction.

After the consummation of a business transaction, if any, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of a business transaction, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.

Item 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Rothstein Kass is the Company’s independent registered public accounting firm. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees

The aggregate fees billed by Rothstein Kass for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $35,000 for the fiscal year ended December 31, 2011 and $20,000 for the fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed by Rothstein Kass for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $22,500 for the fiscal year ended December 31, 2011 and $0 for the fiscal year ended December 31, 2010.

Tax Fees

There were no fees billed by Rothstein Kass for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011 and no fees for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by Rothstein Kass for other products and services during the fiscal year ended December 31, 2011 and the fiscal year ended December 31, 2010.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b)        Index to Exhibits required by Item 601 of Regulation S-K.

A list of exhibits filed with this Annual report is set forth on the Exhibit Index and is incorporated in this Item 15 by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMITTED CAPITAL ACQUISITION CORPORATION

Dated: March 29, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Accounting Officer
Principal Financial Officer
Principal Executive Officer

Dated: March 29, 2012	By:	/s/ Philip Wagenheim
Philip Wagenheim
Secretary and Director

Dated: March 29, 2012	By:	/s/ Jason Eiswerth
Jason Eiswerth
Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Michael Rapp	President and Director	March 29, 2012
Michael Rapp

/s/ Philip Wagenheim	Secretary and Director	March 29, 2012
Philip Wagenheim

/s/ Jason Eiswerth	Director	March 29, 2012
Jason Eiswerth

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on October 25, 2011).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Investment Management Trust Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.2	Registration Rights Agreement, dated October 24, 2011, by and between the Registrant and the stockholders listed on the signature page thereto (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.3	Form of Letter Agreement by and between the Registrant and each of Michael Rapp, Philip Wagenheim and Jason Eiswerth (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.4	Form of Letter Agreement by and between the Registrant and each of P&P 2, LLC and Michael Serruya (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.5	Form of Letter Agreement by and between the Registrant and Committed Capital Holdings LLC (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.6	Form of Promissory Note of the Registrant issued and to be issued to Broadband Capital Management LLC (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.7	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.8	Expense Advance Agreement, dated October 24, 2011, by and between the Registrant and Broadband Capital Management LLC (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.9	Trust Indemnification Agreement, dated October 24, 2011, by and among the Registrant, Broadband Capital Management LLC and Michael Rapp (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.10	Lock-Up Letter Agreement, dated August 10, 2011, between Committed Capital Holdings LLC and Broadband Capital Management LLC (Incorporated by reference to Amendment No. 3 to Form S-1 filed on August 16, 2011).
14.1	Code of Business and Ethics (Incorporated by reference to Form 10-KSB filed on February 26, 2008).
16.1	Letter to the SEC from De Joya Griffith & Company, LLC, dated April 26, 2011 (Incorporated by reference to Form 8-K filed on April 26, 2011).
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
31.2	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.1	The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K for the year ended December 31, 2011: (i) Balance Sheet as of December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from January 24, 2006 (Inception) to December 31, 2011, (iii) Statements of Stockholders’ Equity (Deficit) from January 24, 2006 (Inception) to December 31, 2011, (iv) Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from January 24, 2006 (Inception) to December 31, 2011 and (v) Notes to Financial Statements as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

