Form 10-Q
period 2012-03-31
COMMITTED CAPITAL ACQUISITION Corp
filed 2012-05-15
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 11, 2012.

COMMITTED CAPITAL ACQUISITION CORPORATION

- INDEX –

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011(unaudited) and for the Period from January 24, 2006 (Inception) to March 31, 2012 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from January 24, 2006 (Inception) to March 31, 2012 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to March 31, 2012 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	22,000	22,000
Total current assets	22,000	22,000

OTHER ASSETS:
Cash held in Trust Account	28,751,000	28,750,000

TOTAL ASSETS	$28,773,000	$28,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,000	$54,000
Accrued liablilities	205,000	200,000
Accrued franchise taxes	125,000	85,000
Related party advances	406,000	346,000
Note payable - related party	120,000	120,000
Total current liabilities	861,000	805,000

TOTAL LIABILITIES	861,000	805,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	28,369,000	28,369,000
Deficit accumulated during the development stage	(458,000)	(403,000)

TOTAL STOCKHOLDERS’ EQUITY	27,912,000	27,967,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,773,000	$28,772,000

The accompanying notes are an integral part of the condensed financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			January 24, 2006 (inception)
	Three months ended March 31,		to March 31,
	2012	2011	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	56,000	11,000	448,000

LOSS FROM OPERATIONS	(56,000)	(11,000)	(448,000)

OTHER INCOME (EXPENSE)
Interest income - Trust	1,000	-	1,000
Interest expense - related party	-	(1,000)	(11,000)
Total other income (expense)	1,000	(1,000)	(10,000)

NET LOSS	$(55,000)	$(12,000)	$(458,000)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,500,000	8,698,000	8,496,000

The accompanying notes are an integral part of the condensed financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to March 31, 2012 (unaudited)

					Additional		Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in		During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Development Stage	Equity (Deficit)
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT DECEMBER 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT DECEMBER 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	-	12,500,000	1,000	28,369,000	-	(403,000)	27,967,000

Net loss (unaudited)	-	-	-	-	-		(55,000)	(55,000)
BALANCE AT March 31, 2012 (unaudited)	-	$-	12,500,000	$1,000	$28,369,000	$-	$(458,000)	$27,912,000

The accompanying notes are an integral part of the condensed financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Inception
	Three months ended March 31,		(January 24, 2006) to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,000)	$(12,000)	$(458,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Accounts payable and accrued liabilities	16,000	-	219,000
Accrued interest related party	-	1,000	9,000
Franchise tax payable	40,000	-	125,000
Net cash provided by (used in) operating activities	1,000	(7,000)	(105,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held in Trust Account	-	-	(28,750,000)
Interest reinvested in the Trust Account	(1,000)	-	(1,000)
Net cash used by investing activities	(1,000)	-	(28,751,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-		28,781,000
Payments for Treasury stock		(6,000)
Proceeds from note payable and advances - related party	-	13,000	75,000
Net cash provided by financing activities	-	7,000	28,856,000

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$-	$-	$120,000
Related party advances paid directly to vendors	$60,000	$-	$380,000
Retirement of Treasury Stock	$-	$-	$7,000
Related party advances to fund expenses	$-	$-	$149,000

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

Following the closing of the Offering and prior to the consummation of the initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and the Company’s other working capital requirements, an affiliate of the Company’s principal shareholders has agreed to loan the Company funds from time to time of up to $800,000. See also Note 3. There are no agreements for facilities or services between the Company and its initial shareholders.

(b)	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements for financial statements. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2011.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows presented herein have been included in the financial statements.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(d) Valuation of Investments in Securities at Fair Value - Definition and Hierarchy:

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Valuations based on inputs other than quoted prices in Level 1 that are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause an investment to be reclassified to a lower level within the fair value hierarchy.

(e)	Income taxes:

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008. As of March 31, 2012 and December 31, 2011, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that met the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2012 and 2011 and for the period from inception (January 24, 2006) to March 31, 2012, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $40,000 and $0 for the three months ended March 31, 2012 and 2011 and approximately $125,000 for the period from inception (January 24, 2006) to March 31, 2012.

(f)	Loss per share of common stock:

Basic loss per share is calculated using the weighted-average number of shares of common stock outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Because the Company reported a net loss in all periods presented, the warrants to purchase 5,750,000 shares of common stock issued in connection with the Offering have not been included in the diluted net loss per share since these securities would reduce the loss per common share and become anti-dilutive.

(g)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – INVESTMENT IN TRUST ACCOUNT

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. As described in Note 1, the Trust Account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described below.

Investment securities in the Company’s Trust Account at March 31, 2012 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $1,000 of interest income accrued. Prior to March 20, 2012, the investment securities in the Company’s Trust Account consisted of cash held in a demand deposit account which was stated at cost at December 31, 2011. There were no holding gains or losses and no interest accrued or paid on the cash.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company has received a total of approximately $526,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $406,000, is a non-interest bearing advance and is due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and Chairman, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

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

For the three months ended March 31, 2012 and 2011, and the period from inception (January 24, 2006) to March 31, 2012, interest expense from related party advances was approximately $0, $1,000 and $11,000, respectively.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On March 31, 2011, the Company repaid a total of $2,000 of principal and $484 of accrued interest to Mr. Chapman for full satisfaction of his April 15 Note from advances made directly by BCM.

NOTE 4 -STOCKHOLDERS’ EQUITY:

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

On October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company as described further in Note 1. On October 28, 2011, the Company closed the Offering, including the exercise in full of the over-allotment option, and issued equity units consisting of 5,750,000 shares of common stock and warrants to purchase an additional 5,750,000 shares of common stock (as described above) in exchange for gross proceeds of $28,750,000. The costs of the Offering were approximately $404,000.

NOTE 5 – INCOME TAXES:

At March 31, 2012 and December 31, 2011, components of net deferred tax assets, including a valuation allowance, are as follows:

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Non-deductible start-up costs	$458,000	$403,000
Total deferred tax assets	160,000	141,000
Less: Valuation Allowance	(160,000)	(141,000)
Net Deferred Tax Assets	$-	$-

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The valuation allowance for deferred tax assets as of March 31, 2012 and December 31, 2011 was $160,000 and $141,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2012 and December 31, 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended March 31:

	2012	2011
Federal statutory tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0.0%	0.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011. See also the Risk Factors discussed under Item 1A. of such Annual Report. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on January 24, 2006 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. We intend to use cash from the proceeds of our initial public offering (the “Offering”) on October 28, 2011 (including the exercise in full of the underwriters’ over-allotment option), our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the initial business transaction. We have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate a business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

Results of Operations

We have not generated any revenues to date. Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to the Offering and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to March 31, 2012. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

Since the closing of the Offering, the gross proceeds have been held in a trust account. The trust account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an initial business transaction or (ii) the distribution of the trust account.

Investment securities in the trust account at March 31, 2012 consisted of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the quarter ended March 31, 2012, we had a net loss of $55,000, consisting of expenses due to our activities in relation to the initial business transaction and expenses due to the preparation and filing of our reports with the SEC. This compares with a net loss of $12,000 for the quarter ended March 31, 2011, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of our reports with the SEC and interest expense.

For the cumulative period from inception (January 24, 2006) to March 31, 2012, we had a net loss of $458,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our periodic reports on Form 10-Q and Form 10-K, state franchise taxes of approximately $125,000, and interest expense and our activities in relation to the initial business transaction.

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

Liquidity and Capital Resources

As of March 31, 2012, we had assets equal to $28,773,000, comprised of invested funds held in the trust account and prepaid expenses. This compares with assets of $28,772,000, comprised of cash and prepaid expenses, as of December 31, 2011. Our current liabilities as of March 31, 2012 totaled approximately $861,000, comprised of the loan payable agreement with Broadband Capital Management LLC (“BCM”), BCM advances, accrued liabilities and taxes and accounts payable. This compares to our current liabilities as of December 31, 2011 of approximately $805,000, comprised of the BCM loan payable agreement, accounts payable, accrued liabilities and taxes and advances.

As of March 31, 2012, we owed BCM an aggregate of $526,000, comprised of a loan payable in the amount of $120,000 and advances of $406,000. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows provided by (used in) operating activities for the quarter ended March 31, 2012 and 2011, and for the cumulative period from January 24, 2006 (inception) to March 31, 2012 were approximately $1,000, ($7,000), and ($105,000) respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our initial business transaction to consummate our initial business transaction.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, proceeds from the loans provided to us by BCM and cooperation from our professional service providers will be sufficient to allow us to operate until July 24, 2013, which is the date that is 21 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account. The terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds other than the loans provided or to be provided to us from BCM until the consummation of our initial business transaction to meet the expenditures required for operating our business; however, we can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months. Additionally, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction. Our initial stockholders and their designees have committed to purchase 2,000,000 shares of our common stock at $5.00 per share in a private placement to occur concurrently with the closing of our initial business transaction for gross proceeds of $10,000,000. Our board of directors will have the ability to increase the size of the private placement at its discretion.

We have evaluated the appropriate accounting treatment for the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including if we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable accounting guidance on identifying those contracts that should not be accounted for as derivative instruments. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited); (ii) Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to March 31, 2012 (unaudited); (iii) Condensed Statement of Stockholders’ Equity ( Deficit) from January 24, 2006 (Inception) to March 31, 2012; (iv) Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to March 31, 2012 (unaudited) and (v) Notes to Financial Statements (unaudited) tagged as blocks of text.*

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

Dated: May 15, 2012	COMMITTED CAPITAL
ACQUISITION CORPORATION

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

