Form 10-Q
period 2012-06-30
COMMITTED CAPITAL ACQUISITION Corp
filed 2012-08-14
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2012

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

712 Fifth Avenue, 22nd Floor

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2012.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011(unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2012 (unaudited)	4

	Condensed Statement of Stockholders’ Equity (Deficit) from January 24, 2006 (Inception) to June 30, 2012 (unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2012 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,
	2012	December 31,
	(unaudited)	2011
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	22,000	22,000
Total current assets	22,000	22,000

OTHER ASSETS:
Investment held in Trust Account	28,762,000	28,750,000

TOTAL ASSETS	$28,784,000	$28,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,000	$54,000
Accrued liablilities	210,000	200,000
Accrued franchise taxes	165,000	85,000
Related party advances	465,000	346,000
Note payable - related party	120,000	120,000
Total current liabilities	963,000	805,000
TOTAL LIABILITIES	963,000	805,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	28,369,000	28,369,000
Deficit accumulated during the development stage	(549,000)	(403,000)

TOTAL STOCKHOLDERS’ EQUITY	27,821,000	27,967,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,784,000	$28,772,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					January 24, 2006 (inception)
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	102,000	6,000	158,000	16,000	550,000

LOSS FROM OPERATIONS	(102,000)	(6,000)	(158,000)	(16,000)	(550,000)

OTHER INCOME (EXPENSE)
Interest income - Trust	11,000	-	12,000	-	12,000
Interest expense - related party	-	(1,000)	-	(2,000)	(11,000)
Total other income (expense)	11,000	(1,000)	12,000	(2,000)	1,000

NET LOSS	$(91,000)	$(7,000)	$(146,000)	$(18,000)	$(549,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,500,000	7,544,000	12,500,000	6,830,000	8,651,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to June 30, 2012 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Development Stage	Equity (Deficit)
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT DECEMBER 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT DECEMBER 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	-	12,500,000	1,000	28,369,000	-	(403,000)	27,967,000

Net loss (unaudited)	-	-	-	-	-		(146,000)	(146,000)
BALANCE AT June 30, 2012 (unaudited)	-	$-	12,500,000	$1,000	$28,369,000	$-	$(549,000)	$27,821,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

				Inception
	Six months ended June 30,			(January 24, 2006) to
	2012		2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(146,000)	$(18,000)	$(549,000)
Changes in operating assets and liabilities:
Prepaid expenses		-	4,000	-
Accounts payable and accrued liabilities		78,000	5,000	281,000
Accrued interest related party		-	9,000	9,000
Franchise tax payable		80,000	-	165,000
Net cash provided by (used in) operating activities		12,000	-	(94,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment held in Trust Account		-	-	(28,750,000)
Interest reinvested in the Trust Account		(12,000)	-	(12,000)
Net cash used in investing activities		(12,000)	-	(28,762,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-		28,781,000
Proceeds from note payable and advances - related party		-	-	75,000
Net cash provided by financing activities		-	-	28,856,000

NET DECREASE IN CASH		-	-	-

CASH AT THE BEGINNING OF PERIOD		-	-	-

CASH AT END OF PERIOD		$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest		$-	$-	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)		$-	$120,000	$120,000
Related party advances paid directly to vendors		$123,000	$-	$443,000
Deferred offering costs included in accounts payable	$		$75,000	$
Retirement of Treasury Stock		$-	$7,000	$7,000
Related party advances to fund expenses		$-	$74,000	$149,000

The accompanying notes are an integral part of the condensed interim financial statements.

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

On May 27, 2011, the Company commenced the process for conversion to a special purpose acquisition corporation. In connection with this conversion, the Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 5,000,000 units at a price of $5.00 per unit (the “Offering”). The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 750,000 units for 45 days after the effectiveness of the registration statement for the Offering. Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant to purchase one share of common stock. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a post-effective amendment or new registration statement under the Securities Act of 1933, as amended, following the completion of the Company's initial business transaction. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00. Each warrant will become exercisable upon the effectiveness of the registration statement to be filed upon the completion of an initial business transaction and will expire 45 days thereafter. However, if the Company does not complete its initial business transaction on or prior to the 21-month or 24-month period allotted to complete the initial business transaction as described below, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless. The lead underwriter for the Offering is a related party; see Note 4.

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

The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission’s accounting and reporting requirements under Regulation S-X and S-K. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2011.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows presented herein have been included in the financial statements.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008. As of June 30, 2012 and December 31, 2011, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that met the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2012 and 2011 and for the period from inception (January 24, 2006) to June 30, 2012, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $40,000 and $80,000 for the three and six months ended June 30, 2012, respectively, and $0 and $0 for the three and six months ended June 30, 2011, respectively, and approximately $165,000 for the period from inception (January 24, 2006) to June 30, 2012.

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

The Company has evaluated the recent accounting pronouncements through ASU 2012-02 and believes that none of them will have a material effect on the Company’s financial statements.

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

Investment securities in the Trust Account at June 30, 2012 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $12,000 of interest income accrued at June 30, 2012. Prior to March 20, 2012, the investment securities in the Company’s Trust Account consisted of cash held in a demand deposit account which was stated at cost at December 31, 2011. There were no holding gains or losses and no interest accrued or paid on the cash.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company has received a total of approximately $585,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $465,000, is a non-interest bearing advance and is due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and Chairman, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

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

For the three and six months ended June 30, 2012, the three and six months ended June 30, 2011, and the period from inception (January 24, 2006) to June 30, 2012, interest expense from related party advances was approximately $0, $0, $1,000, $2,000 and $11,000, respectively.

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

On March 1, 2006, the Company issued 4,218,750, 2,531,250 and 1,687,500 shares of common stock to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.004 per share.

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

NOTE 5 – INCOME TAXES:

At June 30, 2012 and December 31, 2011, components of net deferred tax assets, including a valuation allowance, are as follows:

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Non-deductible start-up costs	$549,000	$403,000
Total deferred tax assets	192,000	141,000
Less: Valuation Allowance	(192,000)	(141,000)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2012 and December 31, 2011 was $192,000 and $141,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012 and December 31, 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three and six months ended June 30:

	2012	2011
Federal statutory tax rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0.0%	0.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. See also the Risk Factors discussed under Item 1A. of such Annual Report. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

We have not generated any revenues to date. Through June 30, 2012, our efforts have been limited to organizational activities, activities relating to the Offering and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to June 30, 2012. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

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

Investment securities in the trust account at June 30, 2012 consisted of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the three and six months ended June 30, 2012, we had a net loss of $91,000 and $146,000, respectively, consisting of expenses due to our activities in relation to the initial business transaction expenses due to the preparation and filing of our reports with the SEC as well as approximately $40,000 per quarter in accrued franchise taxes. This compares with a net loss of $7,000 and $18,000, respectively, for the three and six months ended June 30, 2011, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of our reports with the SEC and interest expense.

For the cumulative period from inception (January 24, 2006) to June 30, 2012, we had a net loss of $549,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our periodic reports on Form 10-Q and Form 10-K, state franchise taxes of approximately $165,000, and interest expense and our activities in relation to the initial business transaction.

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

Liquidity and Capital Resources

As of June 30, 2012, we had assets equal to $28,784,000, comprised of invested funds held in the trust account and prepaid expenses. This compares with assets of $28,772,000, comprised of invested funds held in the trust account and prepaid expenses, as of December 31, 2011. Our current liabilities as of June 30, 2012 totaled approximately $963,000, comprised of the loan payable agreement with Broadband Capital Management LLC (“BCM”), BCM advances, accrued franchise taxes and accounts payable. This compares to our current liabilities as of December 31, 2011 of approximately $805,000, comprised of the BCM loan payable agreement, accounts payable, accrued franchise taxes and advances.

As of June 30, 2012, we owed BCM an aggregate of $585,000, comprised of a loan payable in the amount of $120,000 and advances of $465,000. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements.

Cash flows provided by (used in) operating activities for the six months ended June 30, 2012 and 2011, and for the cumulative period from January 24, 2006 (inception) to June 30, 2012 were approximately $12,000, $0, and $(94,000), respectively.

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

Item 4.Controls and Procedures.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2012 (unaudited); (iii) Statement of Stockholders Equity (Deficit) from January 24, 2006 (Inception) to June 30, 2012; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2012 (unaudited) and (v) Notes to Financial Statements (unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	COMMITTED CAPITAL
ACQUISITION CORPORATION

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

