Form 10-K
period 2012-12-31
COMMITTED CAPITAL ACQUISITION Corp
filed 2013-03-29
CIK 1399520

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52651

COMMITTED CAPITAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1961545 (I.R.S. Employer Identification No.)

712 Fifth Avenue, New York, New York 10019
(Address of principal executive offices)

(212) 277-5301
(Registrant’s telephone number, including area code)

None.

Securities registered under Section 12(b) of the Exchange Act:

N/A

Name of exchange on which registered:

Securities registered under Section 12(g) of the Exchange Act:

UNITS, EACH CONSISTING OF ONE SHARE OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE, AND ONE WARRANT

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

WARRANTS TO PURCHASE COMMON STOCK

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the outstanding common stock held by non-affiliates, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the OTC Bulletin Board, was approximately $28,750,000. There were 12,500,000 shares of common stock outstanding as of March 29, 2013.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. You should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), and regulatory conditions and the following:

•	our status as a development stage company;
•	the reduction of the proceeds held in the trust account due to third party claims;
•	our selection of a prospective target business or asset for the initial business transaction and the inability of our stockholders to affect the determination of our board of directors in respect of such initial business transaction;
•	our issuance of our capital shares or incurrence of debt to complete a business transaction;
•	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;
•	conflicts of interest of our officers, directors and initial stockholders;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our initial stockholders’ ability to control or influence the outcome of matters requiring stockholder approval due to their substantial interest in us;
•	the adverse effect the outstanding warrants may have on the market price of our common stock;
•	the adverse effect on the market price of our common stock due to the existence of registration rights with respect to the securities owned by our initial stockholders and private placement investors;
•	the lack of a market for our securities;
•	our dependence on our key personnel;

•	the general business and market outlook;
•	our stockholders’ lack of approval rights over our business transaction;
•	the short exercise period of our warrants;
•	stockholders’ lack of redemption rights in connection with the consummation of our initial business transaction; and
•	the costs of complying with applicable laws.

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

Effecting a Business Transaction

General

We are a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating our initial business transaction. We have only 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate a business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business transaction.

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

Redemption of common stock and liquidation if no initial business transaction

Unlike most other blank check companies, we will not provide our stockholders with the opportunity to redeem their shares of our common stock for cash in connection with the consummation of our initial business transaction or the right to approve our business transaction. Our officers and directors have agreed that we will have only 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate a business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Such redemption of public shares from our funds in the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the Delaware General Corporation Law. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

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

Without taking into account any interest accrued to date, we currently have $28,750,000 deposited in the trust account for the benefit of our public stockholders. In the event no business transaction is consummated within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) and we are unable to redeem the shares sold in the Offering because such redemption would be in violation of Section 160 of the Delaware General Corporation Law or other applicable law, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders. If we are required to submit such plan of dissolution to our public stockholders for approval, the initial stockholders have agreed to vote their initial shares in accordance with the majority of the public stockholders. In such a case, we will also hire a proxy solicitor in order to maximize the number of public shares that vote on the plan of dissolution and increase the likelihood of dissolving the company and returning the pro rata portion of the proceeds held in the trust account. Although we believe it is unlikely that we would not be able to redeem the public shares due to the applicability of Section 160 of the Delaware General Corporation Law or other applicable law, if we were required to submit a plan of dissolution to our public stockholders for approval, our public stockholders may be forced to wait longer than 21 months (or 24 months if extended) before they receive their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon our redemption of our public shares in the event we do not consummate our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business transaction within such required time frame, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Accordingly, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following the 21-month or 24-month period described above, as applicable, and, therefore, we do not intend to comply with those procedures. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent accountants) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust account is remote. We have an obligation to pursue indemnification from BCM and Mr. Rapp pursuant to the terms of their agreement with us. Further, BCM and Mr. Rapp may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $5.00 per share less any per share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business transaction within 21 (or 24) months from October 24, 2011 (July 24, 2013 or October 24, 2013), and will not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, BCM and Mr. Rapp will not be responsible to the extent of any liability for such third party claims.

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

If we are unable to consummate a business transaction, our public stockholders will be forced to wait the full 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) or longer, before receiving distributions from our trust account.

We have 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to complete our initial business transaction. If we do not consummate our initial business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. In the event we are unable to redeem the public shares in compliance with Section 160 of the Delaware General Corporation Law, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. To the extent that the public stockholders did not approve such plan of dissolution, our public stockholders would not receive their pro rata portion of the proceeds from our trust account until such approval was obtained. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation. Only upon our liquidation will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business transaction.

We may not be able to consummate our initial business transaction within the required time frame, in which case we will be forced to redeem our public shares and liquidate.

Our officers and directors have agreed that we will have only 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) to consummate our initial business transaction. If we do not consummate our initial business transaction within such 21-month (or 24-month) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of our initial business transaction.

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

If the loans provided to us from BCM and interest earned on the trust account balance are insufficient to allow us to operate for at least 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), we may not be able to complete our initial business transaction.

On and after the time we consummated the Offering, any amounts that we need to pay our income or other tax obligations or to fund our expenses relating to investigating and selecting a target business and other working capital requirements have been and will be funded solely from loans provided to us from BCM and interest earned on the trust account balance, net of taxes payable on such interest. Our board of directors will review and approve all of our significant expenditures. We believe that the funds available to us will be sufficient to allow us to operate for at least 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) assuming that our initial business transaction is not consummated during that time. However, we cannot assure you that our estimates will be accurate or that BCM will make such loans as necessary. If we do not have enough loans to fund our operation during the time frame referred to above, we may not be able to complete our initial business transaction.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem our public shares for a per share pro rata portion of the trust account, in the event we do not consummate our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or as having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), our officers and directors have agreed that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate the balance of our net assets to our remaining stockholders, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of the shares sold in the Offering may be deemed a liquidating distribution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder until the tenth anniversary of the dissolution.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 29, 2013, there were 62,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, a total of 56,750,000 will be available for issuance). Although we have no commitment, other than the $10,000,000 private placement with our initial stockholders and their designees, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business transaction. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Certain of our officers and directors are affiliated with other entities, and hold positions in such other entities that give rise to fiduciary and other similar duties to such other entities. For example, Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. Mr. Eiswerth is a senior managing director of BCM, and is subject to certain employment policies of BCM that require all employees to present business opportunities to BCM prior to any other person or entity. Mr. Eiswerth is also a director of Manx Energy, Inc. and, as such, he is required to present corporate opportunities in the oil and gas industry to Manx Energy, Inc. prior to presenting such opportunity to us. In addition, Mr. Rapp and Mr. Wagenheim are officers and directors of Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV, which are shell corporations formed in 2011. Mr. Rapp and Mr. Wagenheim are officers and directors of, and Mr. Eiswerth is a director of, Committed Capital Acquisition Corporation II and Committed Capital Acquisition Corporation III, two shell corporations formed in 2011; however, neither company is expected to commence its activities relating to a business combination prior to the completion of our initial business transaction or the redemption of our public shares. Due to these affiliations, and their obligations to such affiliated organizations, our officers and directors have obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause conflicts of interest.

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

As of March 29, 2013, our initial stockholders beneficially owned 6,750,000 initial shares, representing 54% of our outstanding common stock. Immediately following the time at which our public warrants cease to be exercisable, which will occur at 5:00 p.m., New York City time, on the 45th day after the effectiveness of the post-effective amendment or a new registration statement covering the shares of common stock underlying such warrants (the “warrant expiration time”), assuming: the consummation of our initial business transaction, the full exercise of the public warrants, the issuance of the placement shares, that our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,375,000 initial shares, representing 20% of our issued and outstanding common stock. Additionally, assuming a $10,000,000 private placement and that all such placement shares (2,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 5,375,000 shares of our common stock, representing 31.85% of our issued and outstanding common stock.

Our initial stockholders have waived their rights to receive distributions with respect to the initial shares upon our liquidation if we are unable to consummate our initial business transaction. Accordingly, the initial shares will be worthless if we do not consummate our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period). In the event we are forced to liquidate, BCM has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing our initial business transaction. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

The requirement that we complete our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may give potential target businesses leverage over us in negotiating a business transaction and may decrease our ability to conduct due diligence on potential business transaction targets as we approach our deadline, which could undermine our ability to consummate our initial business transaction on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business transaction will be aware that we must consummate our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period). Consequently, such target businesses may obtain leverage over us in negotiating a business transaction, knowing that if we do not complete our initial business transaction with that particular target business, we may be unable to complete a business transaction with any target business. This risk will increase as we get closer to the deadlines described above. In addition, we may have limited time to conduct due diligence and may enter into a business transaction on terms that we would have rejected upon a more comprehensive investigation.

The requirement that we complete a business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period) may motivate our officers and directors to approve a business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business transactions. The funds for such reimbursement will be provided from the interest earned on the amount held in trust and loans provided to us from BCM. In the event that we do not effect a business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period), then any expenses incurred by such individuals in excess of the interest earned on the amount held in trust and loans provided to us from BCM will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business from the funds in the trust account. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders. In addition, all the expenses associated with the Offering and expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business prior to the consummation of our initial business transaction have been or will be funded by BCM via loans to us and interest earned on the amount in the trust account. All BCM loans are and will be on terms that waive any and all rights to the funds in the trust account. Since BCM may not be repaid unless a business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

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

The New York Stock Exchange, the NYSE MKT and the Nasdaq Stock Market recently amended their listing rules to restrict the ability of companies that have completed “reverse mergers” to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, we may not be able to satisfy the initial listing standards of the New York Stock Exchange, the NYSE MKT or Nasdaq exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchanges, we may not be able to maintain a listing of the common stock on such stock exchange.

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

Prior to the consummation of our initial business transaction and the issuance of any placement shares, our initial stockholders will beneficially own 54% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily that other blank check companies, and this may increase our ability to consummate a business transaction with which our stockholders do not agree. However, we and our initial stockholders have agreed not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction within 21 months from October 24, 2011 (July 24, 2013) (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and our business transaction relating thereto has not yet been completed within such 21-month period).

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

As of March 29, 2013, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Market Information

Our common stock, warrants, and units are each traded on the OTC Bulletin Board under the symbols CCAC, CCACW and CCACU, respectively. Our units commenced public trading on October 25, 2011, and our common stock and warrants commenced public trading on November 9, 2011. The following table includes the high and low bids for our units, common stock and warrants for the calendar quarter indicated:

	Fiscal Year
	2012						2011
	Units		Common Stock		Warrants		Units		Common Stock		Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

First Quarter	$5.00	$5.00	(3)	(3)	(3)	(3)	-	-	-	-	-	-
Second Quarter	5.08	3.00	(3)	(3)	(3)	(3)	-	-	-	-	-	-
Third Quarter	5.08	4.25	(3)	(3)	(3)	(3)	-	-	-	-	-	-
Fourth Quarter (1)	5.08	3.75	(3)	(3)	(3)	(3)	$5.15	$5.00	(2)	(2)	(2)	(2)

(1) Our units were quoted on the OTCBB on October 25, 2011 and, therefore, the bid prices for our units for the fourth quarter of 2011 are for the period from October 25, 2011 to December 31, 2011.

(2) Our common stock and warrants were quoted on the OTCBB on November 9, 2011, however, neither security traded during the period November 9, 2011 to December 31, 2011, therefore, pricing information is unavailable.

(3) Our common stock and warrants did not trade during the priod January 1, 2012 to December 31, 2013, therefore, pricing information is unavailable.

Holders

As of March 29, 2013, there were 5 holders of record of our common stock, no holders of record of our warrants and 1 holder of record of our units.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended December 31, 2012.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Through December 31, 2012, our efforts have been limited to organizational activities, activities relating to the Offering and our efforts to locate suitable acquisition candidates. No revenue has been generated since our inception (January 24, 2006) to December 31, 2012. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

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

Investment securities in the trust account at December 31, 2012 consisted of cash held in a demand deposit account which is stated at cost. There are no holding gains or losses and to date there has been no interest accrued or paid on the cash. On March 20, 2012, the funds in the trust account were transferred to an investment bank and invested in an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the year ended December 31, 2012, we had a net loss of $393,000, consisting of expense due to our activities in relation to the initial business transaction, expense due to the preparation and filing of our reports with the SEC, and state franchise taxes, offset by approximately $30,000 of income from the trust. This compares with a net loss of $293,000 for the year ended December 31, 2011, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of our reports with the SEC, state franchise taxes and a minor amount of interest expense with no material income from the trust.

For the cumulative period from January 24, 2006 (inception) to December 31, 2012, we had a net loss of $796,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our Registration Statement on Form 10-SB in May 2007, the filing of our periodic reports on Form 10-Q and Form 10-K, interest expense and legal, accounting, audit, printing and other professional service fees incurred in relation to the Offering, state franchise taxes and our activities in relation to the initial business transaction.

We will not generate any operating revenues until after the consummation of our initial business transaction, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents in the trust account. We expect to incur increased expenses in 2013 as a result of activities relating to our initial business transaction, including due diligence expenses. As we expect to continue to generate net losses, we do not anticipate incurring substantial income or other tax expense (other than state franchise taxes) until the consummation of our initial business transaction, at the earliest.

Liquidity and Capital Resources

As of December 31, 2012, we had assets equal to $28,802,000, comprised of cash in the trust account and prepaid expenses. This compares with assets of $28,772,000, comprised of cash and prepaid expenses as of December 31, 2011. Our current liabilities as of December 31, 2012 totaled $1,228,000, comprised of the BCM loan payable agreement, BCM advances, accrued franchise taxes and accounts payable. This compares to our current liabilities as of December 31, 2011 of $805,000, comprised of BCM loan payable agreement, BCM advances, accrued franchise taxes and accounts payable. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

As of December 31, 2012, we owed BCM an aggregate of $734,000, comprised of a loan payable in the amount of $120,000 and advances of $614,000. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our initial business transaction.

Cash flows provided by (used in) operating activities for the years ended December 31, 2012 and 2011, and for the cumulative period from January 24, 2006 (inception) to December 31, 2012 were approximately $30,000, $(1,000), and $(76,000), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which will occur concurrently with our initial business transaction, to consummate our initial business transaction. We estimate our annual Delaware and New York State and City franchise tax obligations, based on the number of shares of our authorized and outstanding capital stock to be $85,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that interest earned on the funds in the trust account released to us for working capital purposes and proceeds of the loans provided to us from BCM will be sufficient to allow us to operate until July 24, 2013, which is the date that is 21 months after the effectiveness of the registration statement, assuming that a business combination is not consummated during that time. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account.

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

In the event the Company does not consummate a Business Combination by October 24, 2013, the proceeds held in the trust account will be distributed to the Company’s public stockholders. The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

The information required by this item appears beginning on page F-1 of this Annual Report and is incorporated herein by reference.

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

As of December 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B OTHER INFORMATION

None.

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position	Term
Michael Rapp	45	Chairman, President and Director	March 1, 2006 through present

Philip Wagenheim	42	Secretary and Director	March 1, 2006 through present

Jason Eiswerth	42	Director	May 20, 2011 through present

Michael Rapp is our President and chairman of our board of directors. Mr. Rapp has over 23 years of experience in the financial industry and is the co-founder and chairman of Broadband Capital Management LLC (“BCM”) since 2000. BCM is a boutique investment bank and broker-dealer which has arranged financings, provided advisory services for, invested in, and has held interests in a diverse portfolio of high-growth companies. BCM has led numerous initial public offerings and private placements and has also specialized in providing its clients solutions with regard to accessing the capital markets through non-traditional methods such as SPACs and reverse mergers. From February 2009, Mr. Rapp has also served as a member of the board of directors of Omtool, Ltd. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s given surname is Rapoport, however, he uses the alias “Rapp” because it is a short and convenient name to use for business purposes.

As our chairman, Mr. Rapp has general supervision and control of our activities, including matters relating to the initial business transaction, subject to the ultimate authority of our board of directors, and shall be responsible for the execution of the policies of our board of directors with respect to such matters. Mr. Rapp’s experience, qualifications, attributes and skills that led to the conclusion that he should serve as chairman of our board of directors include his background of 23 years in the financial industry, and his substantial experience in identifying and investing in a wide variety of businesses.

Philip Wagenheim is our Secretary and a director. Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the vice chairman of BCM. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a co-founder and vice-chairman of BCM, his other business experience and education.

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

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Eiswerth, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Wagenheim, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Rapp, will expire at the third annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the private equity businesses.

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

Conflicts of Interest

Investors in our company should also be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his full time to our affairs and, accordingly, each may have conflicts of interest in allocating his time among various business activities. None of our other initial stockholders are obligated to commit any time to our affairs.

•	Our officers and directors are affiliated with other entities, and hold positions in such entities that give rise to fiduciary and similar duties to such other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business transaction.

•	As of March 29, 2013, our initial stockholders, including our officers and directors, own an aggregate of 6,750,000 initial shares of common stock, a portion of which will be subject to forfeiture. Immediately following the warrant expiration time, assuming: the consummation of our initial business transaction, the full exercise of the public warrants, the issuance of the placement shares, that our initial stockholders do not purchase any public shares in the open market and that no shares of common stock are issued to the target in connection with our initial business transaction, our initial stockholders will beneficially own 3,375,000 initial shares, representing 20% of our issued and outstanding common stock. Additionally, assuming a $10,000,000 private placement and that all such placement shares (2,000,000) are purchased by our initial stockholders, at such time our initial stockholders will own an aggregate of 5,375,000 shares of our common stock, representing 31.85% of our issued and outstanding common stock. All of the initial shares not subject to forfeiture will be released from transfer restrictions if our initial business transaction is successfully completed. Since our officers and directors may own securities which will become worthless or be forfeited if our initial business transaction is not consummated, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

•	All of the expenses associated with the Offering and up to $800,000 of expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business after the Offering but prior to the consummation of our initial business transaction have been or will be funded by BCM via loans to us. All BCM loans will be on terms that waive any and all rights to the funds in the trust account. Since BCM may not be repaid unless our initial business transaction is consummated, our directors, who are affiliated with BCM, may have a conflict of interest in determining whether a particular target business is appropriate to effect a business transaction.

•	If our management negotiates to be retained post-business transaction as a condition to any potential business transaction, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

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

Mr. Rapp, our Chairman, is the chairman of BCM, a registered broker-dealer, and is also a director of Omtool, Ltd., a provider of document and information handling solutions that control the enterprise document lifecycle. As such, Mr. Rapp is obligated to present corporate opportunities relating to the broker-dealer business and enterprise document and information handling solutions business to BCM and Omtool, Ltd., respectively, prior to presenting such opportunities to us. Mr. Wagenheim is the Vice Chairman of BCM and owes fiduciary duties to BCM similar to those of Mr. Rapp. Mr. Eiswerth is a senior managing director of BCM, and is subject to certain employment policies of BCM that require all employees to present business opportunities to BCM prior to any other person or entity. Mr. Eiswerth is also a director of Manx Energy, Inc. and, as such, he is required to present corporate opportunities in the oil and gas industry to Manx Energy, Inc. prior to presenting such opportunities to us. In addition, Mr. Rapp and Mr. Wagenheim are officers and directors of Plastron Acquisition Corp. III and Plastron Acquisition Corp. IV, which are shell corporations formed in 2011. Mr. Rapp and Mr. Wagenheim are officers and directors of, and Mr. Eiswerth is a director of, Committed Capital Acquisition Corporation II and Committed Capital Acquisition Corporation III, two shell corporations formed in 2011; however, neither company is expected to commence its activities relating to a business combination prior to the completion of our initial business transaction or the redemption of our public shares.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2013, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and officers
Michael Rapp (2) 712 Fifth Avenue New York, New York 10019	1,761,449	14.09%

Philip Wagenheim (2) 712 Fifth Avenue New York, New York 10019	655,301	5.24%

Jason Eiswerth (3) 712 Fifth Avenue New York, New York 10019	683,486	5.47%

All Directors and Officers as a Group (3 individuals)	2,868,750	22.95%

5% Beneficial Owners
P&P 2, LLC (4) 4418 Club Drive, NE Atlanta, Georgia 30319	2,587,500	20.70%

Michael Serruya 4000 Island Blvd. Suite PH-#6 Aventura, Florida 33160	1,293,750	10.35%

(1)	Based on 12,500,000 shares of common stock outstanding as of March 29, 2013.
(2)	Each of Messrs. Rapp and Wagenheim own 17.9230% and 15.9454%, respectively, of the membership interest of Committed Capital Holdings LLC. The 683,486 shares of our common stock beneficially owned by Committed Capital Holdings LLC, however, are not included in the respective ownership numbers of Messrs. Rapp and Wagenheim because they do not have voting or investment control over such shares of common stock. Based on their membership interests in Committed Capital Holdings LLC, Messrs. Rapp and Wagenheim each have a pecuniary interest in 122,501 and 108,985 shares of our common stock owned by Committed Capital Holdings LLC, respectively. See Note (3) below for a description of the voting and dispositive power over the shares of common stock owned by Committed Capital Holdings LLC.
(3)	Jason Eiswerth holds a 16.4597% interest in Committed Capital Holdings LLC and is its managing member. As the managing member, Mr. Eiswerth exercises sole voting and dispositive power of the 683,486 shares of our common stock beneficially owned by Committed Capital Holdings LLC. As such, Mr. Eiswerth can be deemed to be the beneficial owner of all such shares. Other than the shares of our common stock to which Mr. Eiswerth has an indirect pecuniary interest, Mr. Eiswerth disclaims beneficial ownership over the shares of our common stock beneficially owned by Committed Capital Holdings LLC. Other than the shares of common stock beneficially owned by Committed Capital Holdings LLC, Mr. Eiswerth does not beneficially own any shares of our common stock.
(4)	Richard E. Perlman and James K. Price are the managing members of P&P 2, LLC. As managing members, Messrs. Perlman and Price jointly exercise voting and dispositive power over the 2,587,500 shares held by P&P 2, LLC. Except to the extent of their respective pecuniary interest, each of Messrs. Perlman and Price disclaims beneficial ownership over the shares of our common stock beneficially owned by P&P 2, LLC.

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

On May 27, 2011, we entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of our accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to us. This loan agreement was subsequently amended on July 27, 2011. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. Accordingly, the loan will become worthless and will not be repaid unless and until the consummation of our initial business transaction. BCM has also advanced an aggregate of $734,000 to us. These advances are payable in accordance with the expense advance agreement and bear no interest.

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

Audit Fees

The aggregate fees billed by Rothstein Kass for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $35,000 for the fiscal year ended December 31, 2012 and $35,000 for the fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed by Rothstein Kass for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2012 and $22,500 for the fiscal year ended December 31, 2011.

Tax Fees

There were no fees billed by Rothstein Kass for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012 and no fees for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

There were no fees billed by Rothstein Kass for other products and services during the fiscal year ended December 31, 2012 and the fiscal year ended December 31, 2011.

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of December 31, 2012 and 2011;

•	Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from January 24, 2006 (date of inception) to December 31, 2012;
•	Statements of Changes in Stockholders’ Equity for the period from January 26, 2006 (date of inception) to December 31, 2012;

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the periods from January 26, 2006 (date of inception) to December 31, 2012; and

•	Notes to Financial Statements.

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Committed Capital Acquisition Corporation

We have audited the accompanying balance sheets of Committed Capital Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2012 and the period from January 24, 2006 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 and the period from January 24, 2006 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by July 24, 2013, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

March 29, 2013

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	22,000	22,000
Total current assets	22,000	22,000

OTHER ASSETS:
Investment held in Trust Account	28,780,000	28,750,000

TOTAL ASSETS	$28,802,000	$28,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,000	$54,000
Accrued liabilities	225,000	200,000
Accrued franchise taxes	266,000	85,000
Related party advances	614,000	346,000
Note payable - related party	120,000	120,000
Total current liabilities	1,228,000	805,000

TOTAL LIABILITIES	1,228,000	805,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	28,369,000	28,369,000
Deficit accumulated during the development stage	(796,000)	(403,000)

TOTAL STOCKHOLDERS’ EQUITY	27,574,000	27,967,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,802,000	$28,772,000

The accompanying notes are an integral part of the financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period from
			January 24, 2006 (inception)
	Year ended December 31,		to December 31,
	2012	2011	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	423,000	291,000	815,000

LOSS FROM OPERATIONS	(423,000)	(291,000)	(815,000)

OTHER INCOME (EXPENSE)
Interest income - Trust	30,000	-	30,000
Interest expense - related party	-	(2,000)	(11,000)
TOTAL OTHER INCOME (EXPENSE)	30,000	(2,000)	19,000

NET LOSS	$(393,000)	$(293,000)	$(796,000)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,500,000	8,168,000	8,929,000

The accompanying notes are an integral part of the financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to December 31, 2012

					Additional		Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-in		During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Development Stage	Equity (Deficit)
BALANCE AT January 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT December 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	-	12,500,000	1,000	28,369,000	-	(403,000)	27,967,000

Net loss	-	-	-	-	-		(393,000)	(393,000)
BALANCE AT December 31, 2012	-	$-	12,500,000	$1,000	$28,369,000	$-	$(796,000)	$27,574,000

The accompanying notes are an integral part of the financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from
	Year ended December 31,		January 24, 2006 (inception) to
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,000)	$(293,000)	$(796,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,000	-
Accounts payable and accrued liabilities	242,000	203,000	445,000
Accrued interest related party	-	-	9,000
Franchise tax payable	181,000	85,000	266,000
Net cash provided by (used in) operating activities	30,000	(1,000)	(76,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment held in Trust Account	-	(28,750,000)	(28,750,000)
Interest reinvested in the Trust Account	(30,000)	-	(30,000)
Net cash used in investing activities	(30,000)	(28,750,000)	(28,780,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	28,750,000	28,781,000
Proceeds from note payable and advances - related party	-	-	75,000
Net cash provided by financing activities	-	28,750,000	28,856,000

NET DECREASE IN CASH	-	(1,000)	-

CASH AT THE BEGINNING OF PERIOD	-	1,000	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$1,000	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$-	$120,000	$120,000
Related party advances paid directly to vendors	$268,000	$320,000	$588,000
Retirement of Treasury Stock	$-	$7,000	$7,000
Related party advances to fund expenses	$-	$149,000	$149,000

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

NOTES TO FINANCIAL STATEMENTS

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company effectuated a 4.21875-for-1 forward stock split on May 20, 2011. All shares have been retroactively restated.

(c)	Going concern consideration:

In the event the Company does not consummate a Business Combination by July 24, 2013 (or October 24, 2013 if a letter of intent or a definitive agreement has been executed by July 24, 2013 and the Company’s business transaction relating thereto has not yet been completed), the proceeds held in the Trust Account will be distributed to the Company's public stockholders. The potential mandatory liquidation raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2009. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that met the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011 and for the period from inception (January 24, 2006) to December 31, 2012, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $181,000 and $85,000 for each of the years ended December 31, 2012 and 2011, respectively, and approximately $266,000 for the period from inception (January 24, 2006) to December 31, 2012. The Company has filed its state franchise tax returns for 2011 and 2012 however it has not paid the taxes due. As such, the Company has included approximately $21,000 of late payment penalties in the amount of tax accrued.

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

The Company has evaluated the recent accounting pronouncements through ASU 2013-04 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 - INVESTMENT IN TRUST ACCOUNT:

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

Investment securities in the Trust Account at December 31, 2012 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $30,000 of interest income earned at December 30, 2012. Prior to March 20, 2012, the investment securities in the Company’s Trust Account consisted of cash held in a demand deposit account which was stated at cost at December 31, 2011. There were no holding gains or losses and no interest accrued or paid on the cash.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company has received a total of approximately $734,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $614,000, is a non-interest bearing advance and is due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and Chairman, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

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

For the years ended December 31, 2012 and 2011, and the period from inception (January 24, 2006) to December 31, 2012, interest expense from related party advances was approximately $0, $2,000 and $11,000, respectively.

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

NOTES TO FINANCIAL STATEMENTS

On March 31, 2011, the Company repaid a total of $2,000 of principal and $484 of accrued interest to Mr. Chapman for full satisfaction of his April 15 Note from advances made directly by BCM.

NOTE 4 - STOCKHOLDERS’ EQUITY:

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

NOTE 5 – INCOME TAXES:

At December 31, 2012 and 2011, components of net deferred tax assets, including a valuation allowance, are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$266,000	$85,000
Non-deductible start-up costs	$530,000	$318,000
	796,000	403,000
Total deferred tax assets	366,000	185,000
Less: Valuation Allowance	(366,000)	(185,000)
Net Deferred Tax Assets	$-	$-

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $366,000 and $185,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31:

	2012	2011
Federal statutory tax rate	(35)%	(35)%
State and city tax rate	(11)%	(11)%
Change in valuation allowance	46%	46%
Effective tax rate	0.0%	0.0%

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMITTED CAPITAL ACQUISITION CORPORATION

Dated: March 29, 2013	By:	/s/ Michael Rapp
Michael Rapp President and Director
Principal Accounting Officer
Principal Financial Officer Principal Executive Officer

Dated: March 29, 2013	By:	/s/ Philip Wagenheim
Philip Wagenheim
Secretary and Director

Dated: March 29, 2013	By:	/s/ Jason Eiswerth
Jason Eiswerth
Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Michael Rapp	President and Director	March 29, 2013
Michael Rapp

/s/ Philip Wagenheim	Secretary and Director	March 29, 2013
Philip Wagenheim

/s/ Jason Eiswerth	Director	March 29, 2013
Jason Eiswerth

58

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on October 25, 2011).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Investment Management Trust Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.2	Registration Rights Agreement, dated October 24, 2011, by and between the Registrant and the stockholders listed on the signature page thereto (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.3	Form of Letter Agreement by and between the Registrant and each of Michael Rapp, Philip Wagenheim and Jason Eiswerth (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.4	Form of Letter Agreement by and between the Registrant and each of P&P 2, LLC and Michael Serruya (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.5	Form of Letter Agreement by and between the Registrant and Committed Capital Holdings LLC (Incorporated by reference to Amendment No. 3 to Form S-1, filed on August 16, 2011).
10.6	Form of Promissory Note of the Registrant issued and to be issued to Broadband Capital Management LLC (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.7	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.8	Expense Advance Agreement, dated October 24, 2011, by and between the Registrant and Broadband Capital Management LLC (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.9	Trust Indemnification Agreement, dated October 24, 2011, by and among the Registrant, Broadband Capital Management LLC and Michael Rapp (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.10	Lock-Up Letter Agreement, dated August 10, 2011, between Committed Capital Holdings LLC and Broadband Capital Management LLC (Incorporated by reference to Amendment No. 3 to Form S-1 filed on August 16, 2011).
14.1	Code of Business and Ethics (Incorporated by reference to Form 10-KSB filed on February 26, 2008).
16.1	Letter to the SEC from De Joya Griffith & Company, LLC, dated April 26, 2011 (Incorporated by reference to Form 8-K filed on April 26, 2011).
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
31.2	Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

59

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

60