Form 10-Q
period 2013-06-30
COMMITTED CAPITAL ACQUISITION Corp
filed 2013-08-14
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2013.

COMMITTED CAPITAL ACQUISITION CORPORATION

- INDEX –

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2013 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from January 24, 2006 (Inception) to June 30, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,
	2013	December 31,
ASSETS	(unaudited)	2012

CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	11,000	22,000
Total current assets	11,000	22,000

OTHER ASSETS:
Investment held in Trust Account	28,790,000	28,780,000

TOTAL ASSETS	$28,801,000	$28,802,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$3,000
Accrued liablilities	210,000	225,000
Accrued franchise taxes	356,000	266,000
Related party advances	759,000	614,000
Note payable - related party	120,000	120,000
Total current liabilities	1,445,000	1,228,000

TOTAL LIABILITIES	1,445,000	1,228,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	28,369,000	28,369,000
Deficit accumulated during the development stage	(1,014,000)	(796,000)

TOTAL STOCKHOLDERS’ EQUITY	27,356,000	27,574,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,801,000	$28,802,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					January 24, 2006 (inception)
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	116,000	102,000	228,000	158,000	1,043,000

LOSS FROM OPERATIONS	(116,000)	(102,000)	(228,000)	(158,000)	(1,043,000)

OTHER INCOME (EXPENSE)
Interest income - Trust	4,000	11,000	10,000	12,000	40,000
Interest expense - related party	-	-	-	-	(11,000)
Total other income (expense)	4,000	11,000	10,000	12,000	29,000

NET LOSS	$(112,000)	$(91,000)	$(218,000)	$(146,000)	$(1,014,000)

BASIC AND DILUTED NET LOSS PER SHARE	($0.01)	($0.01)	($0.02)	($0.01)	($0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,500,000	12,500,000	12,500,000	12,500,000	9,168,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to June 30, 2013 (unaudited)

							Deficit
							Accumulated
							During the	Total
	Preferred Stock		Common Stock		Additional	Treasury	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Stage	Equity (Deficit)
BALANCE AT January 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT December 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	-	12,500,000	1,000	28,369,000	-	(403,000)	27,967,000

Net loss	-	-	-	-	-		(393,000)	(393,000)
BALANCE AT December 31, 2012	-		12,500,000	1,000	28,369,000		(796,000)	27,574,000

Net loss (unaudited)	-	-	-	-	-		(218,000)	(218,000)
BALANCE AT June 30, 2013 (unaudited)	-	$-	12,500,000	$1,000	$28,369,000	$-	$(1,014,000)	$27,356,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

  (unaudited)

			Period from
			January 24,
	Six months ended June 30,		2006 (inception) to
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218,000)	$(146,000)	$(1,014,000)
Changes in operating assets and liabilities:
Prepaid expenses	11,000	-	11,000
Accounts payable and accrued liabilities	127,000	78,000	572,000
Accrued interest related party	-	-	9,000
Accrued franchise taxes	90,000	80,000	356,000
Net cash provided by (used in) operating activities	10,000	12,000	(66,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment held in Trust Account	-	-	(28,750,000)
Interest reinvested in the Trust Account	(10,000)	(12,000)	(40,000)
Net cash used in investing activities	(10,000)	(12,000)	(28,790,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-		28,781,000
Proceeds from note payable and advances - related party	-	-	75,000
Net cash provided by financing activities	-	-	28,856,000

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$-	$-	$120,000

Related party advances paid directly to vendors	$145,000	$123,000	$733,000
Retirement of Treasury Stock	$-	$-	$7,000
Related party advances to fund expenses	$-	$-	$149,000

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

On October 24, 2011, the registration statement in connection with the Offering was declared effective. Additionally, on October 24, 2011, the Company filed with the Secretary of State of the State of Delaware its Amended and Restated Certificate of Incorporation to become a special purpose acquisition company. As a special purpose acquisition company, the Company will have only 21 months from October 24, 2011 (or 24 months from October 24, 2011 if a letter of intent or a definitive agreement has been executed within 21 months from October 24, 2011 and the Company’s business transaction relating thereto has not yet been completed within such 21-month period) to consummate the initial business transaction. On July 19, 2013, the Company announced that it had signed a non-binding letter of intent with a private company that set forth the preliminary terms and conditions of a potential business combination. Pursuant to the provisions of its certificate of incorporation, the Company now has until October 24, 2013 to consummate its business combination, having satisfied the criteria for extension set forth in its certificate of incorporation. If the Company does not consummate a business combination on or before October 24, 2013, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem the Company’s public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account less taxes and amounts released to the Company for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2009. As of June 30, 2013 and December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that met the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2013 and 2012 and for the period from inception (January 24, 2006) to June 30, 2013, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $45,000, $90,000, $40,000 and $80,000 for the three and six months ended June 30, 2013 and 2012, respectively, and approximately $356,000 for the period from inception (January 24, 2006) to June 30, 2013. The Company has filed its state franchise tax returns for 2011 and 2012 however it has not paid the taxes due.  As such, the Company has included approximately $31,000 of late payment penalties in the amount of tax accrued.

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

The Company has evaluated the recent accounting pronouncements through ASU 2013-11 and believes that none of them will have a material effect on the Company’s financial statements.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Investment securities in the Trust Account at June 30, 2013 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $0 of interest income accrued at June 30, 2013. Prior to March 20, 2012, the investment securities in the Company’s Trust Account consisted of cash held in a demand deposit account which was stated at cost at December 31, 2011. There were no holding gains or losses and no interest accrued or paid on the cash.

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company has received a total of approximately $879,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $759,000, is a non-interest bearing advance and is due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and Chairman, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

On May 27, 2011, as amended on July 27, 2011, the Company entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of the Company’s accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to the Company. Included in such consolidation was approximately $26,000 received during the year ended December 31, 2010 and approximately $15,000 advanced to third parties by BCM during the three months ended June 30, 2011. Such amounts had been due on demand and had an imputed interest rate of 8.25% per annum. The loan as consolidated is now payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the Trust Account. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement. See also Note 1.

For the three and six months ended June 30, 2013 and June 30, 2012, respectively, and the period from inception (January 24, 2006) to June 30, 2013, interest expense from related party advances was approximately $0, $0, $0 and $0 and $11,000, respectively.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INCOME TAXES:

At June 30, 2013 and December 31, 2012, components of net deferred tax assets, including a valuation allowance, are as follows:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$494,000	$266,000
Non-deductible start-up costs	$530,000	$530,000
	1,024,000	796,000
Total deferred tax assets	471,000	366,000
Less: Valuation Allowance	(471,000)	(366,000)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2013 and December 31, 2012 was $471,000 and $366,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2013 and December 31, 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three and six months ended June 30:

	Three and Six months
	2013	2012
Federal statutory tax rate	(35)%	(35)%
State and city tax rate	(11%)	(11%)
Change in valuation allowance	46%	46%
Effective tax rate	0.0%	0.0%

NOTE 6 – CONTINGENCIES:

The Company has arrangements with certain parties whereby upon the closing of a business combination certain amounts will become payable.  As of June 30, 2013, there have been no amounts billed to the Company under these arrangements, however such expenses may be incurred based on the progress relative to any potential business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Committed Capital Acquisition Corporation (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and other factors discussed below and in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q and our periodic reports on Form 8-K. See also the Risk Factors discussed under Item 1A.of such Annual Report. The Company's plans and objectives are based, in part, on assumptions involving the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company formed on January 24, 2006 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. We intend to use cash from the proceeds of our initial public offering (the “Offering”) on October 28, 2011 (including the exercise in full of the underwriters’ over-allotment option), our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. On July 19, 2013, we announced that we had signed a non-binding letter of intent with a private company that set forth the preliminary terms and conditions of a potential business combination. Pursuant to the provisions of our certificate of incorporation, we now have until October 24, 2013 to consummate our business combination, having satisfied the criteria for extension set forth in our certificate of incorporation. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating the initial business transaction. If we do not consummate a business transaction by October 24, 2013, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably practicable, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

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

Results of Operations

We have not generated any revenues to date. Through June 30, 2013, our efforts have been limited to organizational activities, activities relating to the Offering and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to June 30, 2013. It is unlikely we will have any revenues unless we are able to effect an initial business transaction with an operating company, of which there can be no assurance. Our current plan of operation consists solely of our search to identify suitable candidates for our initial business transaction.

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

Investment securities in the trust account at June 30, 2013 consisted of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the three and six months ended June 30, 2013, we had a net loss of $112,000 and $218,000, respectively, consisting of expenses due to our activities in relation to the initial business transaction and expenses due to the preparation and filing of our reports with the SEC. This compares with a net loss of $91,000 and $146,000, respectively, for the three and six months ended June 30, 2012, consisting of expenses due to our activities in relation to the initial business transaction and expenses due to the preparation and filing of our reports with the SEC.

For the cumulative period from inception (January 24, 2006) to June 30, 2013, we had a net loss of $1,014,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our periodic reports on Form 10-Q and Form 10-K, state franchise taxes of approximately $356,000, and interest expense and our activities in relation to the initial business transaction.

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

Liquidity and Capital Resources

As of June 30, 2013, we had assets equal to $28,801,000, comprised of invested funds held in the trust account and prepaid expenses. This compares with assets of $28,802,000, comprised of invested funds held in the trust account and prepaid expenses, as of December 31, 2012. Our current liabilities as of June 30, 2013 totaled approximately $1,445,000, comprised of the loan payable agreement with Broadband Capital Management LLC (“BCM”), BCM advances, accrued franchise taxes and accounts payable. This compares to our current liabilities as of December 31, 2012 of approximately $1,228,000, comprised of the BCM loan payable agreement, accounts payable, accrued franchise taxes and advances.

As of June 30, 2013, we owed BCM an aggregate of $879,000, comprised of a loan payable in the amount of $120,000 and advances of $759,000. The loan is payable upon the consummation of our initial business transaction, bears no interest and contains a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bear no interest and are payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements. BCM may determine not to loan us any additional funds.

Cash flows provided by (used in) operating activities for the six months ended June 30, 2013 and 2012, and for the cumulative period from January 24, 2006 (inception) to June 30, 2013 were approximately $10,000, $12,000, and $(66,000), respectively.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement which would occur concurrently with our initial business transaction to consummate our initial business transaction.

We believe that interest earned on the funds in the trust account released to us for working capital purposes, if any, and proceeds of the loans provided to us from BCM, and cooperation from our professional service providers will be sufficient to allow us to operate until October 24, 2013. All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. All these loans will be due and payable upon the completion of our initial business transaction and will be on terms that waive any and all rights to the funds in the trust account. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2013 (unaudited); (iii) Statement of Stockholders Equity'( Deficit) from January 24, 2006 (Inception) to June 30, 2013; (iv) Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to June 30, 2013 (unaudited) and (v) Notes to Financial Statements (unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	COMMITTED CAPITAL
ACQUISITION CORPORATION

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

