Form 10-Q
period 2013-09-30
COMMITTED CAPITAL ACQUISITION Corp
filed 2013-11-14
CIK 1399520

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52651

Committed Capital Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

411 W. 14th Street, 2nd Floor

New York, New York 10014

(Address of principal executive offices)

(646) 624-2400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

712 Fifth Avenue, 22nd Floor

New York, New York 10019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,946,739 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2013.

COMMITTED CAPITAL ACQUISITION CORPORATION

- INDEX –

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2013 (unaudited)	2

	Condensed Statement of Stockholders’ Equity (Deficit) from January 24, 2006 (Inception) to
	September 30, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,
	2013	December 31,
ASSETS	(unaudited)	2012

CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	-	22,000
Total current assets	-	22,000

OTHER ASSETS:
Investment held in Trust Account	28,792,000	28,780,000

TOTAL ASSETS	$28,792,000	$28,802,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$3,000
Accrued liablilities	228,000	225,000
Accrued franchise taxes	401,000	266,000
Related party advances	840,000	614,000
Note payable - related party	120,000	120,000
Total current liabilities	1,589,000	1,228,000

TOTAL LIABILITIES	1,589,000	1,228,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 12,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	28,369,000	28,369,000
Deficit accumulated during the development stage	(1,167,000)	(796,000)

TOTAL STOCKHOLDERS’ EQUITY	27,203,000	27,574,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,792,000	$28,802,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					January 24, 2006 (inception)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses and taxes	155,000	127,000	383,000	285,000	1,198,000

LOSS FROM OPERATIONS	(155,000)	(127,000)	(383,000)	(285,000)	(1,198,000)

OTHER INCOME (EXPENSE)
Interest income - Trust	2,000	10,000	12,000	22,000	42,000
Interest expense - related party	-	-	-	-	(11,000)
Total other income (expense)	2,000	10,000	12,000	22,000	31,000

NET LOSS	$(153,000)	$(117,000)	$(371,000)	$(263,000)	$(1,167,000)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,500,000	12,500,000	12,500,000	12,500,000	9,168,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

From January 24, 2006 (Inception) to September 30, 2013 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Stage	(Deficit)
BALANCE AT January 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.004 per share	-	-	8,437,500	1,000	29,000		-	30,000
Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2006	-	-	8,437,500	1,000	29,000		(13,000)	17,000

Net loss	-	-	-	-	-		(29,000)	(29,000)
BALANCE AT December 31, 2007	-	-	8,437,500	1,000	29,000		(42,000)	(12,000)

Net loss	-	-	-	-	-		(13,000)	(13,000)
BALANCE AT December 31, 2008	-	-	8,437,500	1,000	29,000		(55,000)	(25,000)

Issuance of common stock for cash at $.004 per share	-	-	260,955	-	1,000		-	1,000
Net loss	-	-	-	-	-		(25,000)	(25,000)
BALANCE AT December 31, 2009	-	-	8,698,455	1,000	30,000		(80,000)	(49,000)

Net loss	-	-	-	-	-		(30,000)	(30,000)
BALANCE AT December 31, 2010	-	-	8,698,455	1,000	30,000		(110,000)	(79,000)

Purchase of Treasury Stock	-	-	-	-		(7,000)	-	(7,000)
Retirement of Treasury Stock			(1,948,455)	-	(7,000)	7,000		-
Issuance of 5,750,000 shares of common stock and warrants for cash at $5.00 per share, net of expenses of approximately $404,000	-	-	5,750,000	-	28,346,000			28,346,000
Net loss	-	-	-	-	-		(293,000)	(293,000)
BALANCE AT December 31, 2011	-	-	12,500,000	1,000	28,369,000	-	(403,000)	27,967,000

Net loss	-	-	-	-	-		(393,000)	(393,000)
BALANCE AT December 31, 2012	-		12,500,000	1,000	28,369,000		(796,000)	27,574,000

Net loss (unaudited)	-	-	-	-	-		(371,000)	(371,000)

BALANCE AT September 30, 2013 (unaudited)	-	$-	12,500,000	$1,000	$28,369,000	$-	$(1,167,000)	$27,203,000

The accompanying notes are an integral part of the condensed interim financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			January 24, 2006
	Nine months ended September 30,		(inception) to
	2013	2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,000)	$(263,000)	$(1,167,000)
Changes in operating assets and liabilities:
Prepaid expenses	22,000	-	22,000
Accounts payable and accrued liabilities	226,000	165,000	671,000
Accrued interest related party	-	-	9,000
Accrued franchise taxes	135,000	120,000	401,000
Net cash provided by (used in) operating activities	12,000	22,000	(64,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment held in Trust Account	-	-	(28,750,000)
Interest reinvested in the Trust Account	(12,000)	(22,000)	(42,000)
Net cash used in investing activities	(12,000)	(22,000)	(28,792,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	28,781,000
Proceeds from note payable - related party	-	-	75,000
Net cash provided by financing activities	-	-	28,856,000

NET DECREASE IN CASH	-	-	-

CASH AT THE BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$1,000

NON-CASH SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable (related party), advances (related party) and accrued interest to notes payable (related party)	$-	$-	$120,000

Related party advances paid directly to vendors	$226,000	$211,000	$814,000
Retirement of Treasury Stock	$-	$-	$7,000
Related party advances to fund expenses	$-	$-	$149,000

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

At September 30, 2013, the Company is in the development stage as defined in Accounting Standards Codification (“ASC”) No. 915. All activities of the Company to that date relate to its organization, initial funding, share issuances and the Offering (defined below) and initial search activities toward finding a candidate for the initial business transaction. All dollar amounts are rounded to the nearest thousand dollars.

On May 27, 2011, the Company commenced the process for conversion to a special purpose acquisition corporation. In connection with this conversion, the Company filed a Form S-1 with the United States Securities and Exchange Commission in connection with its offering to sell up to 5,000,000 units at a price of $5.00 per unit (the “Offering”). The underwriters for the Offering were granted an over-allotment option to purchase up to an additional 750,000 units for 45 days after the effectiveness of the registration statement for the Offering. The lead underwriter for the Offering is a related party; see Note 3.

In connection with the Offering, the Company's initial stockholders (“initial stockholders”) and designees committed to purchase 2,000,000 shares of common stock at a price of $5.00 per share in a private placement which would occur concurrently with the closing of the Company’s initial business transaction.

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

Through September 30, 2013, our efforts had been limited to organizational activities, activities relating to our initial public offering, or the Offering, and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to September 30, 2013.

Since the closing of the Offering until the consummation of our initial business transaction, the gross proceeds were held in a trust account. The trust account was invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an initial business transaction or (ii) the distribution of the trust account.

Investment securities in the trust account at September 30, 2013 consisted of an Institutional Money Market Account that met the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

On October 16, 2013, the Company entered into an Agreement and Plan of Merger to complete its initial business combination when its wholly-owned subsidiary merged with and into The One Group, LLC, as further described in Note 6 – Subsequent Events – Initial Business Transaction and Private Placement.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2009. As of September 30, 2013 and December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions that did not meet the “more likely than not” criteria upon examination by the taxing authorities. Therefore, this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2013 and 2012 and for the period from inception (January 24, 2006) to September 30, 2013, no income tax expense has been incurred. State franchise taxes are included in general and administrative costs and totaled approximately $45,000, $135,000, $40,000 and $120,000 for the three and nine months ended September 30, 2013 and 2012, respectively, and approximately $401,000 for the period from inception (January 24, 2006) to September 30, 2013. The Company has filed its state franchise tax returns for 2011 and 2012 however it has not paid the taxes due.  As such, the Company has included approximately $31,000 of late payment penalties in the amount of tax accrued.

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

NOTE 2 – INVESTMENT IN TRUST ACCOUNT:

Since the closing of the Offering, the gross proceeds have been held in the Trust Account. As described in Note 1, the Trust Account may be invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of its initial business transaction or (ii) the distribution of the Trust Account as described in Note 1.

Investment securities in the Trust Account at September 30, 2013 consist of an Institutional Money Market Account that meets the conditions specified in Rule 2a-7 under the Investment Company Act of 1940 with an investment bank. The Institutional Money Market Account is classified as a Level 1 investment within the fair value hierarchy. There are no holding gains or losses to date and there has been approximately $0 of interest income accrued at September 30, 2013. Prior to March 20, 2012, the investment securities in the Company’s Trust Account consisted of cash held in a demand deposit account which was stated at cost at December 31, 2011. There were no holding gains or losses and no interest accrued or paid on the cash.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTE PAYABLE - RELATED PARTY AND RELATED PARTY ADVANCES:

The Company has received a total of approximately $960,000 from Broadband Capital Management LLC (“BCM”), a FINRA registered broker-dealer, $120,000 of which has been refinanced as described below. The remainder, approximately $840,000, is a non-interest bearing advance and is due on the date on which the Company consummates its initial business transaction. Michael Rapp, the Company's President and Chairman, and Philip Wagenheim, the Company's Secretary and director, and Jason Eiswerth, the Company’s director all serve as management of BCM. BCM was the lead underwriter of the Offering. All advances under the agreement with BCM are made directly to the Company’s vendors on behalf of the Company and do not flow through the Company’s cash accounts.

On May 27, 2011, as amended on July 27, 2011, the Company entered into a loan payable agreement for approximately $120,000 with BCM, which consolidated all of the Company’s accrued interest-related party, related party advances and note payable-related party outstanding as of such date into one instrument as well as provided additional advances to the Company. Included in such consolidation was approximately $26,000 received during the year ended December 31, 2010 and approximately $15,000 advanced to third parties by BCM during the three months ended September 30, 2011. Such amounts had been due on demand and had an imputed interest rate of 8.25% per annum. The loan as consolidated is now payable upon the consummation of the Company’s initial business transaction, bears no interest and contains a waiver of any and all rights to the Trust Account. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM has agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement. At September 30, 2013 total loans and advances from this affiliate exceed this commitment - see also Note 1.

For the three and nine months ended September 30, 2013 and September 30, 2012, respectively, and the period from inception (January 24, 2006) to September 30, 2013, interest expense from related party advances was approximately $0, $0, $0 and $0 and $11,000, respectively.

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

On March 1, 2006, the Company issued 4,218,750, 2,531,250 and 1,687,500 shares of common stock to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $0.004 per share.

On May 14, 2009, the Company issued 260,955 shares of common stock to Charles Allen for total cash consideration of approximately $1,000 or $0.004 per share.

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

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INCOME TAXES:

At September 30, 2013 and December 31, 2012, components of net deferred tax assets, including a valuation allowance, are as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$668,000	$266,000
Non-deductible start-up costs	$530,000	$530,000
	1,198,000	796,000
Total deferred tax assets	551,000	366,000
Less: Valuation Allowance	(551,000)	(366,000)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of September 30, 2013 and December 31, 2012 was $551,000 and $366,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset is created as a result of the start-up expenses, which are not deductible for tax purposes and as a result create a basis difference. They will only become deductible if the Company comes out of the development stage. Management considers the projected future taxable income and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013 and December 31, 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three and nine months ended September 30:

	Three and Nine months
	2013	2012
Federal statutory tax rate	(35)%	(35)%
State and city tax rate	(11%)	(11%)
Change in valuation allowance	46%	46%
Effective tax rate	0.0%	0.0%

NOTE 6 – SUBSEQUENT EVENT – INITIAL BUSINESS TRANSACTIONAND PRIVATE PLACEMENT:

Initial Business Transaction – Merger Agreement

On October 16, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), The ONE Group, LLC (“One Group”) and Samuel Goldfinger as One Group Representative. One Group is a Delaware limited liability company that, through itself and several subsidiary entities, develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the Merger Agreement, Merger Sub was merged with and into One Group, with One Group being the surviving entity and thereby becoming a wholly owned subsidiary of the Company. At the effective time of the Merger (the “Effective Time”), all of the issued and outstanding membership interests of One Group that were outstanding immediately prior to the Effective Time were cancelled and new membership interests of One Group comprising 100% of its ownership interests were issued to the Company. Simultaneously, the Company issued to the former holders of One Group membership interests (the “TOG Members”) and to the Liquidating Trust established for the benefit of TOG Members and holders of warrants to acquire membership interests of One Group (“TOG Warrant Owners”) an aggregate of 12,631,400 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and paid to such TOG Members an aggregate of $11,750,000 in cash (collectively, the “Merger Consideration”). As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of One Group and now the Chief Executive Officer and a Director of the Company, 1,000,000 shares of Common Stock as a control premium. The foregoing shares are in addition to the 7,680,666 shares issued to Mr. Segal and related entities in respect of his pro rata portion of shares of Common Stock issued to all TOG Members. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares (the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) at Continental Stock Transfer & Trust Company, as escrow agent (the “Escrow Agent”) to secure certain potential adjustments to the Merger Consideration as described in the Merger Agreement (including Working Capital Shortfalls and Excess Liabilities, among other items) and certain potential indemnification obligations. As of the Effective Time, the former members of One Group and the Liquidating Trust held shares of Common Stock comprising, in the aggregate, 50.68% of the issued and outstanding shares of the Company’s Common Stock.

The Merger Agreement provides for up to an additional $14,100,000 of payments to the TOG Members and the Liquidating Trust based on a formula as described in the Merger Agreement (“Contingent Payments”) and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make any Contingent Payments on a monthly basis. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) two years after the effective date of the registration statement registering the shares of Common Stock issuable upon the exercise of the Parent Warrants or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on the effective date. The Company intends to file such registration statement as soon as practicable.

The Common Stock portion of the Merger Consideration is subject to adjustment to reflect Working Capital Shortfalls and Excess Liabilities compared to the amounts that will be set forth in a closing statement required to be delivered by One Group within 90 days of the Closing of the Merger. To the extent Working Capital Shortfalls exceed $100,000 or Adjustment Liabilities exceeds Excess Liabilities by greater than $20,000 in the aggregate, the Members and the Liquidating Trust, on a Pro Rated Basis, shall be liable to the Company for an amount equal to the sum of any Excess Liabilities and Working Capital Shortfall. Any payment required to be made with respect to the foregoing shall be made by reduction of the Escrow Shares or as a set off to Contingent Payments, if any.

As required by the Merger Agreement, the Company, One Group and the TOG Members entered into several ancillary agreements including (i) Lockup Agreements by and among the Company and the TOG Members, (ii) the Escrow Agreement and (ii) a Liquidating Trust Agreement.

Private Placement

Simultaneously with the Effective Time of the Merger, the Company completed a private placement of 3,131,339 shares of Common Stock at a purchase price of $5.00 per share to purchasers that include some of the Company’s existing shareholders (collectively, the “Investors”), realizing gross proceeds of $15,657,000 (the “October 2013 Private Placement”).

In connection with the October 2013 Private Placement, we also entered into a registration rights agreement (the “October 2013 Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the Shares for resale within 30 calendar days of the Closing Date, and to have the Registration Statement declared effective within 90 calendar days of the Closing Date or within 120 calendar days of the Closing Date if the SEC conducts a full review of the Registration Statement. We also have agreed to include in such Registration Statement the shares of Common Stock issued to TOG Members (other than those shares issued to Jonathan Segal) or issuable to TOG Warrant Owners pursuant to the Merger Agreement, subject to cut-back in certain circumstances.

Summary Pro Forma Information

The following unaudited pro forma summary information gives effect to the Initial Business Transaction and Private Placement which were consummated on October 16, 2013, as described above. Because Committed Capital is a shell company and The One Group’s operations will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, The One Group is considered to have control and therefore is treated as the accounting acquirer and its assets are accounted for at their historical values.

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma balance sheet summary information as of September 30, 2013 combines the unaudited balance sheet of Committed Capital at September 30, 2013 with the unaudited balance sheet of The One Group as of September 30, 2013 giving effect to the Business Combination as if it was consummated on September 30, 2013. The unaudited pro forma statement of operations summary information for the year ended December 31, 2012 includes Committed Capital and The One Group results of operations for the year ended December 31, 2012 as if the Business Combination was consummated on January 1, 2012. The unaudited pro forma statement of operations summary information for the nine months ended September 30, 2013 includes Committed Capital and The One Group results of operations for the nine months ended September 30, 2013 as if the Business Combination was consummated on January 1, 2013.

The unaudited pro forma results of operations summary information for the year ended December 31, 2012 are derived from the audited financial statements of Committed Capital and of The One Group at December 31, 2012 and for the year then ended. The unaudited pro forma balance sheet summary information as of September 30, 2012 and the results of operations for the nine months ended September 30, 2013 are derived from the unaudited condensed financial statements of Committed Capital and of The One Group as of September 30, 2012 and for the three and nine months then ended.

The unaudited pro forma condensed combined financial statements are not necessarily indicative of the financial position or results of operations had the two Companies been combined during the periods presented and should be read in conjunction with the historical financial statements and accompanying notes of Committed Capital Acquisition Corporation and of The One Group, LLC.

Pro Forma Summary Results of Operations Information:
	Nine months	Year
	Ended	ended
	September 30, 2013	December 31, 2012
Revenues	$34,722,000	$60,121,000
Income from continuing operations	$1,864,000	$4,793,000
Weighted average common shares,
basic and diluted	24,946,739	24,946,739
Income from continuing operations
per share basic and diluted	$0.07	$0.19

COMMITTED CAPITAL ACQUISITION CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Summary Balance Sheet Information:
September 30, 2013
(unaudited)
Assets:
Current assets	$22,528,000
Investment held in Trust	-
Property and equipment, net	13,359,000
Investments and other assets	4,502,000
total assets	$40,389,000

Liabilities and Equity:
Current liabilities	$12,105,000
Deferred rent payable	5,699,000
total liabilities	17,804,000
Common stock	2,000
Additional paid in capital	27,165,000
Deficit accumulated	(7,757,000)
Non-controlling interest	3,175,000
total equity	22,585,000

total liabilities and equity	$40,389,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to successfully adjust to changes in consumer preferences, discretionary spending patterns and general economic conditions, including recent economic events; our restaurants and food and beverage hospitality services operations ability to compete successfully with other restaurants, food and beverage hospitality services operations and other similar operations; our expectations regarding future growth, including our ability to open new restaurants, and food and beverage hospital services locations and operate them profitably; our ability to continue to develop and grow new concepts; our ability to maintain and grow acceptance of our brands; our expectations regarding higher operating costs, including labor costs; our ability to obtain our principal food products and manage related costs; our expectations regarding the seasonality of our business; our expectations regarding litigation or other legal proceedings; the impact of federal, state or local government statutes, rules and regulations; our expectations regarding the loss of key members of our management team or employees; our expectations regarding our liquidity and capital resources, including our ability to meet our lease obligations; our expectations regarding the amount and terms of our existing or future indebtedness; and our ability to maintain adequate protection of our intellectual property; and any of the factors in the “Risk Factors” section of our Current Report on Form 8-K dated October 16, 2013; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We were a blank check company formed on January 24, 2006 for the purpose of acquiring one or more operating businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction. As set forth above, we consummated our initial business transaction on October 16, 2013 when our wholly-owned subsidiary merged with and into The One Group, LLC.

Results of Operations

Through September 30, 2013, our efforts had been limited to organizational activities, activities relating to our initial public offering, or the Offering, and our efforts to locate suitable acquisition candidates. No revenue has been generated since inception (January 24, 2006) to September 30, 2013.

Since the closing of the Offering until the consummation of our initial business transaction, the gross proceeds were held in a trust account. The trust account was invested in U.S. "government securities," defined as any Treasury Bill or equivalent securities issued by the United States government having a maturity of one hundred and eighty (180) days or less or money market funds meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of an initial business transaction or (ii) the distribution of the trust account.

Investment securities in the trust account at September 30, 2013 consisted of an Institutional Money Market Account that met the conditions specified in Rule 2a-7 under the Investment Company Act of 1940.

For the three and nine months ended September 30, 2013, we had a net loss of $153,000 and $371,000, respectively, consisting of expenses due to our activities in relation to the initial business transaction and expenses due to the preparation and filing of our reports with the SEC. This compares with a net loss of $117,000 and $263,000, respectively, for the three and nine months ended September 30, 2012, consisting of expenses due to our activities in relation to the initial business transaction and expenses due to the preparation and filing of our reports with the SEC.

For the cumulative period from inception (January 24, 2006) to September 30, 2013, we had a net loss of $1,167,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation, the filing of our periodic reports on Form 10-Q and Form 10-K, state franchise taxes of approximately $401,000, and interest expense and our activities in relation to the initial business transaction.

We did not generate any operating revenues prior to the consummation of our initial business transaction.

Liquidity and Capital Resources

As of September 30, 2013, we had assets equal to $28,792,000, comprised of invested funds held in the trust account and prepaid expenses. This compares with assets of $28,802,000, comprised of invested funds held in the trust account and prepaid expenses, as of December 31, 2012. Our current liabilities as of September 30, 2013 totaled approximately $1,589,000, comprised of the loan payable agreement with Broadband Capital Management LLC (“BCM”), BCM advances, accrued franchise taxes and accounts payable. This compares to our current liabilities as of December 31, 2012 of approximately $1,228,000, comprised of the BCM loan payable agreement, accounts payable, accrued franchise taxes and advances.

As of September 30, 2013, we owed BCM an aggregate of $960,000, comprised of a loan payable in the amount of $120,000 and advances of $840,000. The loan was payable upon the consummation of our initial business transaction, had no interest and contained a waiver of any and all rights to the funds in the trust account resulting from the consummation of the Offering. The advances bore no interest and were payable upon the consummation of our initial business transaction. Following the closing of the Offering and prior to the consummation of the initial business transaction, BCM agreed to loan the Company funds from time to time of up to $800,000, including the amounts above, under an Expense Advancement Agreement discussed further below and in Notes 1 and 3 to the financial statements. At September 30, 2013, total loans and advances from this affiliate exceeded this commitment - see also Note 3 to the financial statements. All of such loans were repaid upon the completion of our initial business transaction.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2013 and 2012, and for the cumulative period from January 24, 2006 (inception) to September 30, 2013 were approximately $12,000, $22,000, and $(64,000), respectively.

We used substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) and proceeds from the private placement that occurred in connection with our initial business transaction to consummate our initial business transaction and to provide working capital for the combined company.

All the expenses relating to the Offering were funded by proceeds from loans with BCM. Prior to the consummation of our initial business transaction, in order to fund all expenses relating to investigating and selecting a target business, negotiating an acquisition agreement and consummating such acquisition and our other working capital requirements, BCM has agreed to loan us funds from time to time, or at any time, up to $800,000. At September 30, 2013, total loans and advances from this affiliate exceeded this commitment. All these loans were repaid upon the completion of our initial business transaction

The terms of such loans did not have any recourse against the trust account nor pay any interest prior to the consummation of our business transaction and were no more favorable than could be obtained by a third party.

In connection with our initial business transaction consummated October 16, 2013, we completed a private placement of 3,131,339 shares of Common Stock at a purchase price of $5.00 per share to purchasers that included some of our existing shareholders, realizing gross proceeds of $15,657,000.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2013 (unaudited); (iii) Statement of Stockholders Equity'( Deficit) from January 24, 2006 (Inception) to September 30, 2013; (iv) Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012 (unaudited) and for the Period from January 24, 2006 (Inception) to September 30, 2013 (unaudited) and (v) Notes to Financial Statements (unaudited).*

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

Dated: November 14, 2013	COMMITTED CAPITAL
ACQUISITION CORPORATION

By: /s/ Samuel Goldfinger
Samuel Goldfinger
Chief Financial Officer

