Form 10-K
period 2013-12-31
COMMITTED CAPITAL ACQUISITION Corp
filed 2014-04-01
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 000-52651

COMMITTED CAPITAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
411 W. 14th Street, 2nd Floor, New York, New York	10014
(Address of principal executive offices)	Zip Code

646-624-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of Common Stock, par value $0.0001 per share, and one Warrant

Common Stock, par value $0.0001 per share

Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,468,750.

Number of shares of Common Stock outstanding as of March 31, 2014:  24,946,739.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2014.

Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

Item 1. Business

Corporate History

Until October 16, 2013, Committed Capital Acquisition Corporation (the “Company”) was a blank check company formed in the State of Delaware on January 24, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable stock transaction or other similar business transaction, one or more operating businesses or assets, and a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In October 2011, we consummated our initial public offering in which we sold 5,750,000 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock. We received total gross proceeds of $28.75 million.

On October 16, 2013, the Company closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“One Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among Committed Capital, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Committed Capital (“Merger Sub”), One Group and Samuel Goldfinger as One Group Representative. Pursuant to the Merger Agreement, One Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into One Group, and the former members of One Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

At the closing of the Merger, the Company issued to the former holders of One Group membership interests (the “TOG Members”) and to a liquidating trust (the “Liquidating Trust”) established for the benefit of TOG Members and holders of warrants to acquire membership interests of One Group (“TOG Warrant Owners”) an aggregate of 12,631,400 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and paid to such TOG Members an aggregate of $11,750,000 in cash (collectively, the “Merger Consideration”). As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of One Group and currently our Chief Executive Officer and a Director, 1,000,000 shares of Common Stock as a control premium. The foregoing shares are in addition to the 7,680,666 shares issued to Mr. Segal and related entities in respect of his pro rata portion of shares of Common Stock issued to all TOG Members. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares (the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) at Continental Stock Transfer & Trust Company, as escrow agent (the “Escrow Agent”) to secure certain potential adjustments to the Merger Consideration as described below and certain potential indemnification obligations.

In addition, the Merger Agreement provided for up to an additional $14,100,000 of payments to the TOG Members and the Liquidating Trust based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make these payments on a monthly basis. Additionally, certain One Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Common Stock portion of the Merger Consideration is subject to adjustment to reflect working capital shortfalls and excess liabilities compared to the amounts that were set forth in a closing statement delivered by One Group within 90 days following the Closing of the Merger. Working capital shortfalls did not exceed by $100,000 the ordinary working capital and therefore no payment was required to be made. Adjustment liabilities exceeded excess liabilities by $12,721 greater than $20,000 in the aggregate, which caused the TOG Members and the Liquidating Trust, on a pro rated basis, to be liable to the Company for an amount equal to the sum of any excess liabilities and working capital shortfall which equaled $32,721. The payment required to be made with respect to the foregoing was made by a reduction of the Escrow Shares.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Company is the accounting acquiree and One Group is the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of One Group, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and One Group, historical operations of One Group and operations of the Company from the Effective Date. Membership interests and the corresponding capital amounts of One Group pre-Merger have been retroactively restated as shares of common stock reflecting the 8.09 to one exchange ratio in the Merger. All references in this Report to equity securities and all equity-related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of Common Stock, additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

In connection with the closing of the Merger, the Company completed a private placement of 3,131,339 shares of Common Stock at a purchase price of $5.00 per share to purchasers that included some of the Company’s existing shareholders (collectively, the “Investors”), realizing gross proceeds of $15,656,695 (the “October 2013 Private Placement”). Jefferies LLC served as placement agent for the October 2013 Private Placement.

Description of the Business

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Committed Capital Acquisition Corporation, a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to One Group and its consolidated subsidiaries for periods prior to the closing of the Merger unless the context requires otherwise.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. Turn-key food and beverage services are food and beverage services that can be scaled and implemented by us at a particular hospitality venue and customized per the requirements of the client. One Group was established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance and cuisine into one great experience. Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, female-friendly, social atmosphere with the quality of a traditional upscale steakhouse. Our food and beverage, or “F&B”, hospitality services offerings include developing, managing and operating restaurants, bars, rooftops, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end boutique hotels and casinos. Our F&B hospitality clients include global hospitality companies such as the Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, ME Hotels and the Perry Hotel (owned by Starwood Capital).

We opened our first restaurant in January 2004 and as of December 31, 2013, we owned and operated 10 and managed 9 restaurants and lounges, including six STKs throughout the United States and in London. Nine of our locations are operated under our six F&B hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients. We generate management and incentive fee revenue from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All of our restaurants, lounges and F&B services are designed to create a social dining and entertainment experience within a destination location. We believe that this design philosophy separates us from more traditional restaurant and foodservice competitors. Net losses for the years ended December 31, 2013 and 2012 were $21.9 million and $2.8 million, respectively, and included a derivative expense of $10.1 million related to the potential exercise of our publicly traded warrants, a one-time change of control premium of $5.0 million and transactions costs of $4.6 million for the year ended December 31, 2013, as well as a loss from discontinued operations of $5.4 million and $10.0 million for the years ended December 31, 2013 and 2012, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Bagatelle unit in Las Vegas during 2013 as well as the proposed termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the proposed termination of the lease with The Palms Hotel in Las Vegas for the Xishi concept. In addition, we closed the ONE concept in Atlantic City in 2012 and a kiosk in New York City, STKout Midtown, which featured burgers and shakes in 2013.

Based on our strong momentum and brand appeal, we expect to continue to expand our operations domestically and internationally through a mix of company owned restaurants and managed units by continuing our disciplined and targeted site selection process and supplemented by the increasingly regular inbound inquiries we receive from office building, hotel and casino owners and landlords to develop and open new locations. On February 10, 2014, a wholly-owned subsidiary of One Group entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of approximately $9.0 million over the next 12 months, subject to revision if we enter into new agreements. There can be no assurance that we will be able to expand our operations at the rate we currently expect or at all.

STK

STK is a steakhouse restaurant concept with locations in major metropolitan cities throughout the United States and in London. STK artfully blends two concepts into one — the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a female-friendly setting with the quality of a traditional upscale steakhouse. Each STK location features a large and open restaurant and bar area with a DJ or DJ mix playing music throughout the restaurant so our customers can enjoy a high-energy, fun “destination” environment that encourages social interaction. We believe this concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We currently operate six STK restaurants in major metropolitan cities such as Atlanta, Las Vegas, Los Angeles, New York and London, and we have two additional restaurants in Miami and Washington DC which are currently undergoing relocation and development, respectively. In addition, we expect to open a STK restaurant in Orlando, Florida in 2015. Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2013, the average unit volume, check and beverage mix for STK restaurants open a full twelve months were $11.0 million, $127.00 and 41%, respectively.

Food & Beverage Hospitality Services Business

Our food and beverage hospitality services business provides the development, management and operations for upscale restaurants and turn-key food and beverage services at high-end boutique hotels and casinos. Through our developmental and operational expertise, we are able to provide comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. We currently have six F&B hospitality contracts with hotels and casinos throughout the United States and in London. Our F&B hospitality clients include global hospitality companies such as the Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, ME Hotels and the Perry Hotel (owned by Starwood Capital). While the Perry Hotel paid us $5 million in 2012 for the option to terminate our food and beverage services agreement, it has not indicated its intent to actually terminate the agreement with us as it will trigger substantial additional payments to us if it does so ($1,200,000 if terminated between January 1, 2014 and December 31, 2014, $798,000 if terminated between January 1, 2015 and December 31, 2015 and $399,600 if terminated between January 1, 2016 and December 31, 2016). Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf. Our F&B hospitality contracts generate revenues for us through base management fees, calculated as a percentage of the operation’s revenues, and additional incentive fees based on the operation’s profitability. Our management fee income has increased from approximately $200,000 for the year ended December 31, 2010 to $3.7 million for the year ended December 31, 2012 and $7.3 million for the year ended December 31, 2013. Some of the operations we manage have an STK restaurant on the premises. We typically target F&B hospitality opportunities where we believe we can generate $500,000 to $750,000 of pre-tax income exclusive of any related STK revenues or profits. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability going forward, enabling us to generate management fee income with minimal capital expenditures.

Our Growth Strategy

We believe our existing restaurant concepts and F&B hospitality services have significant room to grow and that our presence, brand recognition and operating performance from our continuing operations provide us with the ability to launch these concepts further into the domestic and international markets. We have established our operational infrastructure in both the United States and Europe which will allow us to pursue opportunities globally. We have also built a pipeline of potential new STK and F&B hospitality projects. In the near term, we are focused on expanding our footprint in North America and Europe with medium to long-term expansion opportunities in Asia and the Middle East. We believe continued international expansion is a significant opportunity for us based upon the success of our ME Hotel operations, which includes STK London.

Expansion of STK

We have identified over 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years, and to target approximately 25% annual unit growth thereafter, provided that we have enough capital, acceptable locations and quality restaurant managers available to support that pace of growth. We currently have a pipeline of potential new openings with term sheets signed or being negotiated for several future locations across North America, including high traffic tourist destination locations. We believe that the completion of the Merger will enable us to opportunistically invest more of our own capital for projects where we anticipate positive economic returns.

Expansion Through New Food & Beverage Hospitality Projects

We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which we expect will provide fee income with minimal capital expenditures. Based on the success of our existing operations in venues such as the Gansevoort Hotel in the United States and the ME Hotel in London, we continue to receive significant inbound inquiries for us to provide these services in new hospitality venues globally. Furthermore, we continue to work closely with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we will target to enter into at least one new F&B hospitality project every 12 to 18 months. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

Increase Our Operating Efficiency

In addition to expanding into new operations, we intend to increase revenue and profits in our existing operations, and we believe that, following the Merger, we have more capital and resources available to allocate towards operational initiatives. We expect to grow same store sales by approximately 1% annually as a result of our renewed focus on this aspect of our growth plan. We also expect operating margin improvements as our restaurants and services mature. However, there can be no assurance that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

Restaurant Industry Overview

We operate in a competitive industry that is affected by changes in consumer eating habits and dietary preferences, population trends and traffic patterns, and local and national economic conditions. Restaurant spending is highly discretionary. Key competitive factors in the industry include the taste, quality and price of the food products offered, quality and speed of customer service, brand name identification, attractiveness of facilities, restaurant location and overall dining experience.

According to Technomic, Inc., a research and consulting firm serving the food and foodservice industries, U.S. restaurant industry sales in 2012 were $434.9 billion, representing an increase of 5.2% over 2011 sales of $413.5 billion. Total restaurant sales are projected to grow to $450 billion in 2013, a 3.6% year-over-year increase. Furthermore, the restaurant industry’s unit total increased for the first time since the start of the recession, growing 2.0% from 508,399 in 2011 to 518,533 in 2012.

We compete in the full-service segment of the restaurant industry, which according to Technomic is defined as establishments with a relatively broad menu along with table and/or booth service and a wait staff. Within the full-service segment, we primarily operate under the fine-dining and full-service steak (“FSR Steak”) sub-segments, which generated $2.7 billion and $15.8 billion in 2012 sales, respectively. At the conclusion of 2012, the fine-dining and FSR Steak sub-segments had 530 and 8,203 units, respectively. In 2012, fine-dining and FSR Steak sales increased 4.0% and 7.0%, respectively, and fine-dining and FSR Steak unit counts increased by 1.3% and 1.0%, respectively. As a whole, both sub-segments outperformed sales and unit growth of full-service restaurants within the Top 500 restaurant chains (as ranked by U.S. system-wide sales), which increased 2.9% and 0.7% in 2012, respectively.

Hospitality Industry Overview

To the extent that we plan to co-locate our venues in hotels, resorts, casinos and similar venues, we are subject to competitive factors affecting the hospitality, lodging and gaming industries generally. The hospitality industry is a major component of the U.S. travel industry, which according to the World Travel & Tourism Council represented $438.6 billion in 2012, or 2.8% of total U.S. GDP. The general health of the hospitality industry is affected by the overall performance of the U.S. economy. According to the U.S. Department of Commerce, despite a sharp fall in government spending in 2012, the United States experienced a 2.2% increase in real GDP. Similarly, real GDP increased at an annual rate of 2.5% in the first quarter of 2013 and positive contributions from personal consumption expenditures was expected to have continued to drive economic growth in 2013.

The lodging industry is the largest sub-segment of the U.S. hospitality industry. According to the American Hotel & Lodging Association, in 2011, the lodging industry generated $21.6 billion in pretax income, a 20% year-over-year increase. Total industry revenue increased to $137.5 billion from $127.7 billion in 2010, representing the largest percentage change in the last ten years. In 2011, the U.S. lodging industry consisted of approximately 54,214 properties, which represented approximately 4.9 million guest rooms. Growth in demand in the lodging industry is driven by two main factors: (i) the general health of the travel and tourism industry and (ii) the propensity for corporate spending on business travel.

Performance of the lodging industry is primarily measured by three key metrics: average daily rate (“ADR”), average occupancy rate (“AOR”) and revenue per available room (“RevPAR”), which is the product of ADR and AOR. The lodging industry has experienced positive momentum across all three of these metrics recently. According to Smith Travel Research, for the first quarter of 2013, as compared to the year-over-year period, the industry’s occupancy rate increased from 56.8% to 57.7%, ADR rose 4.6% from $103.54 to $108.31, and RevPAR increased by 6.3% from $58.78 to $62.47. Furthermore, the U.S. luxury hotel segment, the segment in which we operate, has outpaced growth of the industry as a whole. In 2012 RevPAR for the U.S. luxury hotel segment increased 7.8% as compared to the total U.S. hotel segment of 6.8% during the same period.

Site Selection and Development

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We intend to continue our focus on (i) major metropolitan areas with demographic and discretionary spending profiles that favor our high-end concepts and (ii) partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. Our ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease of locations, raising or having available adequate capital for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and expense to build out and open each new restaurant.

Operations and Management

Our Chief Operating Officer is responsible for overseeing the operational results of all of our locations. Our locations are organized into different regions, each serviced by a Director of Operations that reports directly to our Chief Operating Officer. Each location is managed by a General Manager that reports to his or her regional Director of Operations. The General Manager of each location has primary accountability for ensuring compliance with our operating standards and for overseeing all of the location’s full and part time employees. The General Managers are assisted in the day-to-day operations of the restaurant by a Floor Manager who is directly responsible for the supervision of the bar, host, server, runner and busser personnel. The Executive Chef supervises and coordinates all back-of-the-house operations, including ensuring that our quality standards are being met and maintaining a safe, efficient and productive work environment.

Sourcing and Supply Chain

We seek to ensure consistent quality of the food and beverages served in our properties through the coordination and cooperation of our purchasing and culinary departments. All product specifications are established on a national basis by the Corporate Chef and Purchasing Director. These specifications are disseminated to all locations through recipe books for all dishes served in our properties.

We maintain consistent company-wide quality and pricing standards and procedures for all top volume purchases in our restaurants. Suppliers are selected and pricing is negotiated on a national level. We test new suppliers on a regional basis for an extended period prior to utilizing them on a national basis. We periodically review supplier consistency and satisfaction with our location chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our quality specifications. We have also utilized purchasing software in some of our locations that facilitates a true bidding process on a line by line basis of all local purchases that are made. In markets where we have not instituted this software, we are requiring local chefs to seek bids from multiple suppliers on all purchases to ensure competitive pricing. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our Corporate Beverage program creates significant guidelines for products carried in all properties. Beverage managers at each location are provided with national guidelines for standardized products. We utilize a third party company to conduct weekly beverage inventory and cost reviews to maximize our profitability at each location.

On a company-wide basis, no supplier of food accounts for more than 30% of our purchases and no brand of alcohol accounts for more than 25% of such purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of any one or a few suppliers would not have a material adverse effect on our costs of supplies.

Advertising and Marketing

The goals of our marketing efforts are to strengthen brand recognition in current operating markets and to create brand awareness in new markets prior to opening a new location in such market. We use digital media channels, targeted local media such as magazines, billboards and other out of home advertising, and a strong internal public relations team to increase the frequency with which our existing customers visit our facilities and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. The primary focus of our marketing is to increase awareness of our brand and our overall reputation for quality, service and delivering a high-energy experience. For example, our “Not Your Daddy’s Steakhouse” branding campaign for STK is integrated into marketing communications including digital, radio, print and outdoor advertisement. Additional marketing functions include the use of our website, www.togrp.com, to facilitate online reservations and gift card sales to drive revenue.

Competition

Due to the nature of our business, we experience competition from a variety of sources such as upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses such as She by Morton’s in Las Vegas, Nevada. Further, there is also competition from non-steak but upscale and high-energy restaurants such as Nobu and Lavo as well as other high-end hospitality services companies such as the Gerber Group or Esquared Hospitality. In addition, to the extent that we operate lounges and similar venues in hotels and resorts we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. For example, the adverse weather conditions in New York City during December 2013 and early 2014 have negatively impacted our revenues during such periods. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Intellectual Property

We depend on registered trademarks and service marks to maintain the identity of our locations. We currently own or have the exclusive rights to the marks in the areas in which we operate the applicable locations:

STK

Cucina Asellina

The unauthorized use or other misappropriation of our intellectual property could have a material adverse effect on our ability to continue our business. See “Item 1A. Risk Factors.”

Employees

As of December 31, 2013, we employed 41 persons in our corporate office and an aggregate of 103 full-time salaried employees at our locations. In addition, we rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. Average head count for employees in our restaurants is 80 and in our lounges and similar venues, average head count is 40. Combining full-time and part-time employees, we employ and manage over 1,300 persons worldwide.

Government Regulation

We are subject to extensive federal, state and local government regulation in the operation of our locations. Our ability to maintain and expand our business is subject to our ability to continue to comply with those regulations in all geographic areas in which we operate. To the extent we become subject to changes in existing regulations or the enactment of new regulations our business may be subject to additional costs or restrictions. For more information on the impact of government regulations on our business, see “Item 1A. Risk Factors.”

 The Company’s internet address is www.togrp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider each of the risks described below and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, operating results, financial condition and stock price. If any of these risks materialize, the trading price of our Common Stock could materially decline. We undertake no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Our business is dependent on discretionary spending patterns in the areas in which our restaurants and food and beverage hospitality services operations are located and in the economy at large and economic downturns could materially adversely affect our results of operations.

Purchases at our restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary patterns or economic slowdowns in the geographic areas in which they are located and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. Disruptions in the overall economy, including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence could negatively affect customer traffic and sales throughout our industry, including our segment. Also, we believe the majority of our weekday revenues are derived from business customers using expense accounts and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our locations or to spend at reduced levels, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer. Our hotel-based restaurants and food and beverage services operations would be particularly susceptible to reductions in business travel. There is also a risk that if the current economic conditions persist or worsen for an extended period of time, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Our casino-based restaurants and food and beverage services operations would be particularly susceptible to reductions in discretionary spending. The ability of the U.S. economy to return to the levels realized prior to the most recent economic downturn is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe and Asia. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued weakness in or a further worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new location openings, close locations and delay our re-modeling of existing locations.

Changes in consumer preferences could adversely impact our business and results of operations.

The restaurant and hospitality industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, trends and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant and hospitality industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef in general, which are significant components of our concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

Our STK locations in New York and Las Vegas represent a significant portion of our revenues, and any significant downturn in their business or disruption in the operation of these locations could harm our business, financial condition and results of operations.

Our STK locations in New York and Las Vegas represented approximately 11% (Downtown), 10% (Midtown) and 18% (Las Vegas) of our total revenues (both owned and managed properties) in 2013. Accordingly, we are susceptible to any fluctuations in the business at our New York and Las Vegas STK locations, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City or Las Vegas could result in a temporary or permanent closing of that location, could influence potential customers to avoid that geographic region or that location in particular or otherwise lead to a significant decrease in our overall revenues. Any significant interruption in the operation of these locations or other reduction in sales could adversely affect our business and results of operations. We also expect that our London operations will account for a significant percentage of revenue going forward and, accordingly, if our London operations were to perform below expectations our overall business, financial condition or results of operations would suffer.

In the foreseeable future we will continue to maintain a relatively small number of restaurant and food and beverage hospitality service locations. Accordingly, we will continue to depend on a small number of revenue generating installations to generate revenues and profits.

While we plan on growing as rapidly as prudently possible, in the foreseeable future we will only have a relatively small installed base from which to derive revenue and profits. Even if we are successful in implementing these plans (of which there can be no assurance), our operational risk will still be concentrated in a relatively small base of operating installations and failure of any of those installations to produce satisfactory levels of revenue or profit could materially and adversely affect our business, financial condition and results of operations as a whole.

Some of our restaurants and food and beverage hospitality services operations are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage our operations, result in fewer customer visits to our operations and otherwise have a material adverse impact on our business.

Sales in any of our restaurants and food and beverage hospitality services operations may be adversely impacted by severe weather conditions, which can cause us to close operations for a period of time and/or incur costly repairs and/or experience a reduction in customer traffic. In addition, the impact severe weather conditions could cause us to cease operations at the affected location altogether. For example, we believe that the adverse weather experienced in the Northeast in 2012, specifically the impact caused by Hurricane Sandy as well as the poor weather conditions in the New York City area at the beginning of 2013, December 2013 and the beginning of 2014, had a negative impact on our sales and results of operations. In addition and by way of example, excessive heat in locations in which we operate outdoor installations, such as rooftops and pools, could have a material adverse effect on the operations in those locations. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause.

If our restaurants and food and beverage hospitality services operations are not able to compete successfully with other restaurants, food and beverage hospitality services operations and other similar operations, our business and results of operations may be adversely affected.

Our industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses such as Abe & Arthur’s in New York City and She in Las Vegas, Nevada. Further, there is also competition from non-steak but upscale and high-energy restaurants such as Nobu and Lavo as well as other high-end hospitality services companies such as the Gerber Group or Esquared Hospitality. Our concepts also compete with restaurants and other food and beverage hospitality services operations in the broader upscale dining segment and high-energy nightlife concepts. To the extent that our restaurants and food and beverage hospitality services operations are located in hotels, casinos, resorts and similar client locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants and food and beverage hospitality services operations are located or where we may expand. Our inability to compete successfully with other restaurants and food and beverage hospitality services operations may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants or food and beverage hospitality services operations. We may also need to evolve our concepts in order to compete with popular new restaurant or food and beverage hospitality services operation formats, concepts or trends that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants or food and beverage hospitality services operations. Any unanticipated slowdown in demand at any of our restaurants or food and beverage hospitality services operations due to industry competition may adversely affect our business and results of operations.

 To the extent that our restaurants and food and beverage hospitality services operations are located in hotels, casinos and similar destinations, our results of operations and growth are subject to the risks facing such venues.

Our ability to grow and realize profits from our operations in hotels, casinos and other branded or destination venues are dependent on the success of such venues’ business. We are subject to the business decisions of our clients, in which we may have little or no influence in the overall operation of the applicable venue. For example, revenues from our Miami STK in the Perry Hotel are being adversely impacted by the renovations currently taking place at the Perry. In this case, we had no control over the decision of hotel management to temporarily close the hotel for renovations.

We will need to secure additional financing to support our planned operations.

We will require additional funds for our anticipated operations and to meet our capital needs. We expect to rely on our cash flow from operations, the proceeds from the October 2013 Private Placement, the remaining proceeds from our initial public offering (“IPO”) and other third-party financing for such funds. In the event our cash flow is insufficient to fund our further expansion, our inability to raise capital in addition to the proceeds from the October 2013 Private Placement and the remaining proceeds from our IPO would impede our growth and could materially adversely affect our existing business, financial condition or results of operations. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive. There is no assurance that we will be successful in securing the additional capital we need to fund our business plan on terms that are acceptable to us, or at all.

Our future growth depends in part on our ability to open new restaurants and food and beverage hospitality services locations and to and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants and food and beverage hospitality operations. We believe there are opportunities to open approximately three to five new locations (restaurants and/or hospitality services operations) annually, with STK serving as the primary driver of new unit growth in the near term. However, there can be no assurance that we will be able to open new restaurants and food and beverage hospitality operations at the rate we currently expect.

A substantial majority of our historical growth has been due to opening new restaurants and food and beverage hospitality services locations. Our ability to open new restaurants and food and beverage hospitality services locations and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including without limitation:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable agreements to lease or purchase sites;

•	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

•	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant and food and beverage hospitality services operation;

•	timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs;

•	successfully promoting our new locations and competing in their markets;

•	acquiring food and other supplies for new restaurants and food and beverage hospitality services operations from local suppliers; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or food and beverage hospitality services operation or entering a new market.

We incur substantial pre-opening costs that may be difficult to recoup quickly.

While our business model tends to rely on landlord or host contributions to the capital costs of opening a new restaurant or food and beverage hospitality services operations, we incur substantial costs in our contributions to the build-out of the locations, recruiting and training staff, obtaining necessary permits, advertising and promotion and other pre-operating items. Once the restaurant or food and beverage hospitality services location is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends.

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our opening costs continue to be significant and the amount incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for that period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance. At some future point, our pace of openings and annual rate of growth in total restaurant operating weeks will begin to gradually decelerate as we become a more mature company.

New locations, once opened, may not be profitable, and the increases in average location sales and comparable location sales that we have experienced in the past may not be indicative of future results.

New locations may not be profitable and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for the pre-opening expenses incurred in connection with opening such operations. In addition, our average location sales and comparable location sales may not increase at the rates achieved over the past several years. If our new locations do not perform as planned, our business, financial condition or results of operations could be adversely affected.

Our expansion into new markets may present increased risks.

We plan to open new locations in markets where we have little or no operating experience. Restaurants or food and beverage hospitality services operations which we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than locations we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. We may also incur higher costs from entering new markets, if, for example, we assign area managers to manage comparatively fewer locations than we assign in more developed markets. We may find that restaurants in new markets do not meet our revenue and profit expectations and we may be forced to close those operations, incurring closing costs and reducing our opportunities. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

Opening new restaurants and food and beverage hospitality services operations in existing markets may negatively affect sales at our existing restaurants and food and beverage hospitality services operations .

The consumer target area of our restaurants and food and beverage hospitality services operations varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant or food and beverage hospitality services operation in or near markets in which we already have existing locations could adversely affect the sales of those existing locations. Existing locations could also make it more difficult to build our consumer base for a new restaurant or food and beverage hospitality services operation in the same market. Our core business strategy does not entail opening new restaurants or food and beverage hospitality services operations that we believe will materially affect sales at our existing locations, but we may selectively open new locations in and around areas of existing locations that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our restaurants and food and beverage hospitality services operations may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

We face a variety of risks associated with doing business in foreign markets that could have a negative impact on our financial performance.

We operate an STK restaurant as well as food and beverage hospitality services locations in London and we intend to continue our efforts to grow internationally. Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue. Our foreign operations are subject to all of the same risks as our domestic restaurants and food and beverage hospitality services operations, as well as additional risks including, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source fresh ingredients and other commodities in a cost-effective manner and the availability of experienced management.

Currency regulations and fluctuations in exchange rates could also affect our performance. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

We are subject to governmental regulation throughout the world, including, without limitation, antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

If we are unable to increase our sales or improve our margins at existing restaurants and food and beverage hospitality services operations, our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing comparable restaurant and food and beverage hospitality services operation sales and improving location-level margins. Improving comparable location sales and location-level margins depends in part on whether we achieve revenue growth through increases in the average check and further expand our private dining business at each location. We believe there are opportunities to increase the average check at our locations through, for example, selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our location sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. However, these strategies may prove unsuccessful, especially in times of economic hardship, as customers may not order or enjoy higher priced items and discretionary spending on private dining events may decrease. We believe select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing locations for any reason, our profitability and results of operations could be adversely affected.

We are dependent on our intellectual property to sustain our branding and differentiation strategies. The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants and food and beverage hospitality services operations, which could adversely affect the value of our brands.

We have registered, or have applications pending to register or have exclusive rights to utilize, the trademark STK with the United States Patent and Trademark Office and in certain foreign countries. In addition, we have the exclusive right to utilize the trademark Asellina in connection with restaurant services within the United States. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant and food and beverage hospitality service concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Further, each of our marks is pledged as collateral securing our credit facility with BankUnited (formerly Herald National Bank). Default under that agreement could enable BankUnited to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business. We have been in technical default under the credit facility but the lender has waived such past defaults. There can be no assurance that we will continue to receive waivers from the lender under our credit facility for any future defaults.

Some of our concepts are new and may not gain customer loyalty.

We have recently introduced the Asellina concept. There can be no assurance that this concept will enjoy broad consumer acceptance or that we will be able to successfully develop and grow this or any other new concepts to a point where they will become profitable or generate positive cash flow or prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants and food and beverage hospitality services operations because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. Restaurants and food and beverage hospitality services operations that are new in concept may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new concept such as Asellina in an existing market could reduce the revenue of our existing locations in that market. If we cannot successfully execute our growth strategies for new concepts or if customer traffic generated by new concepts results in a decline in customer traffic at one of our other locations in the same market, our business and results of operations may be adversely affected.

Due to the seasonality of our business, our operating results may fluctuate significantly and these fluctuations make it more difficult for us to predict accurately or in a timely manner factors that may have a negative impact on our business.

Our business is subject to seasonal fluctuations that may vary greatly depending upon the region in which a particular restaurant or food and beverage hospitality services operation is located. These fluctuations can make it more difficult for us to predict accurately or address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter or fiscal year are not necessarily indicative of results to be expected for any other quarter or for any year.

If our advertising and marketing programs are unsuccessful in maintaining or driving increased customer traffic or are ineffective in comparison to those of our competitors, our results of operations could be adversely affected.

We conduct ongoing promotion-based brand awareness advertising campaigns. If these programs are not successful or conflict with evolving customer preferences, we may not increase or maintain our customer traffic and will incur expenses without the benefit of higher revenues. In addition, if our competitors increase their spending on marketing and advertising programs, or develop more effective campaigns, this could have a negative effect on our brand relevance, customer traffic and results of operations.

 Negative customer experiences or negative publicity surrounding our locations or other restaurants or venues could adversely affect sales in one or more of our locations and make our brands less valuable.

The quality of our food and our facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our locations, venues operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other venues that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our locations less appealing and could reduce customer traffic and/or impose practical limits on pricing.

Negative publicity relating to the consumption of beef, including in connection with food-borne illness, or shifts in consumer tastes, could result in reduced consumer demand for our menu offerings, which could reduce sales.

Our success depends, in large part, upon the popularity of our menu offerings. Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not found the United States or traced directly to one of our suppliers or our locations, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters, or any other shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, may affect consumers’ perceptions of our locations and the food that we offer, reduce customer visits to our locations and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a significant increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example purchases of beef represented approximately 30% of our food and beverage costs during each of 2012 and 2013, and we may not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. For example, during 2012 and 2013, beef costs were impacted by (i) the summer drought in Texas and Oklahoma, (ii) the price of corn, (iii) the entrance of major supermarkets into the USDA choice beef market and (iv) new free trade agreements increasing exports. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

We depend upon frequent deliveries of food, alcohol and other supplies, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh products, including beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. While we purchase our food products from a variety of suppliers and believe there to be multiple sources for our food products, if there were to occur any shortages, interruptions or significant price fluctuations in beef or seafood or if our suppliers were unable to perform adequately or fail to distribute products or supplies to our restaurants, or terminate or refuse to renew any contract with us, this could cause a short-term increase of our costs or cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a location, which could adversely affect our business and results of operations.

In addition, we purchase beer, wine and spirits from distributors, such as Southern Wine & Spirits and Republic National Distributing Company, who own the exclusive rights to sell such alcoholic beverage products in the geographic areas in which our locations reside. Our continued ability to purchase certain brands of alcohol beverages depends upon maintaining our relationships with those distributors, of which there can be no assurance. In the event any of our alcohol beverage distributors cease to supply us, we may be forced to offer brands of alcoholic beverage which have less consumer appeal or which do not match the brand image of our locations, which could increase our costs and our business and results of operations could be adversely affected.

We depend on the services of key executives, and our business and growth strategy could be materially harmed if we were to lose these and executives and were unable to replace them with executives of equal experience and capabilities. We will require additional senior personnel to support growth.

Some of our senior executives, such as Jonathan Segal, our Chief Executive Officer, Sam Goldfinger, our Chief Financial Officer, John Inserra, our Chief Operating Officer and Celeste Fierro, our Senior Vice President of Marketing, Sales and Events, are particularly important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. We also plan to hire additional senior management personnel in order to support our planned growth. We currently have employment agreements with Messrs. Segal and Goldfinger, however we cannot prevent our executives from terminating their employment with us. Losing the services of any of these individuals could adversely affect our business. We also believe that our senior executives could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. We currently maintain a $5,000,000 key person life insurance policy on Jonathan Segal and in the event of Mr. Segal’s death the proceeds from such policy are payable to us.

We will need additional human and financial resources to sustain growth and the strain on our infrastructure and resources could delay the opening of new locations and adversely affect our ability to manage our existing locations.

We plan to continue our current pace of growth, including the development and promotion principally of STK. We believe there are opportunities to open three to five locations (restaurants and/or food and beverage hospitality services operations) annually, with new openings of STK likely serving as the key driver of new unit growth in the near term. In addition to new openings, we also may, among other things, add additional seating to our existing locations, further grow our private dining business, enclose outdoor space and add patio seating to our locations. This growth and these investments will increase our operating complexity and place increased demands on our management and human resources, purchasing and site management teams. While we have committed significant resources to expanding our current management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new locations, including the development and promotion of STK and to manage our existing locations, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing locations.

Restaurant and hospitality companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

In recent years restaurant and hospitality companies have been subject to lawsuits (including class actions) alleging, among other things, violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our locations, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants and food and beverage hospitality services operations are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our locations. The restaurant and hospitality industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

Our business is subject to substantial government regulation and we require current permits in order to operate. Failure to obtain and maintain the necessary permits in any of our locations could cause a material adverse effect on their ability to operate and generate revenue.

Our business is subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. For example, the preparation, storing and serving of food and the use of certain ingredients is subject to heavy regulation. Alcoholic beverage control regulations govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically our locations’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. In addition, because we operate in a number of different states, we are also required to comply with a number of different laws covering the same topics. The failure of any of our locations to timely obtain and maintain necessary governmental approvals, including liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of a new location or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a location that is already operating, any of which would adversely affect our business and results of operations.

In addition, the costs of operating our locations may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. For example, the Federal Patient Protection and Affordable Care Act, or PPACA, which was enacted on March 23, 2010, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to employees. In addition, because we have a significant number of locations that reside in certain states, regulatory changes in these states could have a disproportionate impact on our business. If any of the foregoing increased costs and we were unable to offset the change by increasing our menu prices or by other means, our business and results of operations could be adversely affected.

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. We are not currently subject to requirements to post nutritional information on our menus or in our locations though there can be no assurance that we will not become subject to these requirements in the future. The publication of the final rules has been delayed and the FDA has not provided an expected date for their publication. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

We are also subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our locations. Environmental conditions relating to releases of hazardous substances at prior, existing or future locations could materially adversely affect our business, financial condition or results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

To the extent that governmental regulations impose new or additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. We may not be able to offset these costs through increased menu prices, which could have a material adverse effect on our business. If any of our restaurants were unable to serve particular food products, even for a short period of time, or if we are unable to offset increased costs, our business and results of operations could be adversely affected.

Further, the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws or increased union recruiting activates could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any unionized employees, labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our customers. In addition, a labor dispute involving some or all of our employees could harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our locations.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing locations. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing locations. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in location openings could adversely affect our business and results of operations.

 Changes to minimum wage laws could increase our labor costs substantially.

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2013, approximately 40% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, President Obama has called for an increase in the federal minimum wage to at least $9.00 per hour, which, if passed into law, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants and some of our food and beverage hospitality services locations under long-term non-cancelable leases under which we may remain obligated to perform even if we close those operations, and we may be unable to renew leases at the end of their terms.

Most of our restaurants and some of our food and beverage hospitality operations are located in premises that we lease (while others are located in premises owned or leased by third parties). Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from 5 to 10 years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant or other venue at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

Fixed rental payments and/or minimum percentage rent payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Fixed payments and/or minimum percentage rent payments under our operating leases and management agreements account for a significant portion of our operating expenses and we expect the new locations we open in the future will contain similar terms. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash flow to be applied to our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to meet our operating lease and management agreement obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances.

We purchase comprehensive insurance coverage, including, but not limited to, workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors.  However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake losses in California and flood losses in Florida. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We self-insure a substantial portion of our general liability, umbrella and property insurance costs, and unfavorable changes in trends could have a negative impact on our profitability. The dollar amount of claims that we actually experience under our general liability, umbrella and property insurance, for which we carry high deductibles, may also increase at any time, thereby further increasing our costs. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

 The impact of negative economic factors, including the availability of credit, on our landlords or the hotels, resorts or casinos in which some of our restaurants and food and beverage hospitality services operations are located, could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would under some circumstances have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages (which are subject to collectability risk) as our sole recourse. In addition, if the sites within which our co-located restaurants and food and beverage hospitality services operations are located are unable to obtain sufficient credit to continue to properly manage their sites, we may experience a drop in the level of quality of such sites. Our development of new locations may also be adversely affected by the negative financial situations of potential developers, landlords and host sites. Such parties may delay or cancel development projects or renovations of existing projects due to the instability in the credit markets and recent declines in consumer spending. This could reduce the number of high-quality locations available that we would consider for our new operations or cause the quality of the sites in which the restaurants and food and beverage hospitality services operations are located to deteriorate. Any of these developments could have an adverse effect on our existing businesses or cause us to curtail new projects.

Our current credit facility requires that we comply with certain affirmative and negative covenants and provides for a pledge of all of our assets to secure our obligations. Failure to comply with the terms of the credit agreement could result in a negative adverse impact on our ability to maintain or expand our business.

We are party to a credit agreement dated as of October 31, 2011, as amended (the “Credit Agreement”) with BankUnited (formerly Herald National Bank). The Credit Agreement contains a number of significant restrictive covenants that generally limit our ability to, among other things:

•	incur additional indebtedness;

•	issue guarantees;

•	make investments;

•	use assets as security in other transactions or create any other liens;

•	sell assets or merge with or into other companies;

•	make capital expenditures in excess of specified amounts;

•	enter into transactions with affiliates;

•	sell equity or other ownership interests in our subsidiaries; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our Credit Agreement limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our Credit Agreement also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. To date, we have either been in compliance with these tests or such compliance has been waived by our lender. On September 13, 2013, BankUnited provided us with a waiver of noncompliance with certain terms in the Credit Agreement, including the delayed filing of audited financial statements for the year ended December 31, 2012, the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries that were the borrowers under the Credit Agreement) as of the periods ended December 31, 2012, March 31, 2013 and June 30, 2013, and the increase to the key man life insurance policy from $3 million to $5 million. In addition, on November 7, 2013, BankUnited provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries, that were the borrowers under the Credit Agreement) for the quarter ended September 30, 2013, and on March 25, 2014 provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $14.5 million with respect to One Group and its subsidiaries as well as noncompliance with the advance ratio as of the year ended December 31, 2013. Our tangible net worth as calculated pursuant to the Credit Agreement was $6,695,103, $5,189,908, $2,816,615 and $8,226,636 as of the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. We are currently in discussions with BankUnited to amend the Credit Agreement to adjust the tangible net worth and advance ratio calculations in order to be in compliance going forward. There can be no assurance that we will be able to amend the Credit Agreement or continue to receive waivers from the lender under our credit facility for any future defaults. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.” Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our Credit Agreement could result in a default under the Credit Agreement in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness which consists of substantially all of our assets. If we breach these covenants or fail to comply with the terms of the Credit Agreement, and the lenders accelerate the amounts outstanding under the Credit Agreement our business and results of operations would be adversely affected.

Our Credit Agreement carries floating interest rates, thereby exposing us to market risk related to changes in interest rates.

Our Credit Agreement provides for floating rates of interest pegged to market rates, and as a result our interest expense is subject to conditions beyond our control. A substantial increase in interest expense could materially and adversely affect our business and results of operations.

We may be dependent on the availability of additional debt financing to support our operations and growth. Any future indebtedness would increase the Company’s exposure, would likely limit our operational and financing flexibility and negatively impact our business.

Our ability to continue to grow will be dependent on our ability to raise additional financing. To the extent that this consists of debt, it will increase our liabilities, require additional cash flow to service such debt and will most likely contain further restrictive covenants limiting our financial and operational flexibility. There can be no assurance that such additional financing will be available on favorable terms or at all. Historically, we have relied upon loans from our President and CEO Jonathan Segal and related entities. There can be no assurance that Jonathan Segal will provide any further loans to us or that unrelated lenders will provide additional financing. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If our operations do not generate sufficient cash flow to service our debt, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that are not acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our locations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could subject us to litigation or actions by regulatory authorities. In addition, the majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. If this or another type of breach occurs at one of our locations, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.

Jonathan Segal, our Chief Executive Officer, beneficially owns a substantial portion of our Common Stock, he may have conflicts of interest with other stockholders in the future and his significant ownership will limit your ability to influence corporate matters.

Jonathan Segal beneficially owns approximately 34% of our Common Stock. As a result of this concentration of stock ownership, Jonathan Segal, acting on his own, has sufficient voting power to effectively control all matters submitted to our stockholders for approval that do not require a super majority, including director elections and proposed amendments to our bylaws.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our Common Stock more difficult or impossible without the support of Mr. Segal. The interests of Mr. Segal may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Mr. Segal could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price.

Mr. Segal currently owns and will continue to own equity interests, including controlling equity interests, in other restaurant and food and beverage hospitality service companies, some of which compete with our company. Therefore, the interest of Mr. Segal with respect to his ownership or control of such other competing companies may not always coincide with our interests as a company or the interests of other stockholders.

We are a holding company and depend on the cash flow of our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. The equity interests of our subsidiaries are pledged to BankUnited (formerly Herald National Bank) to secure our obligations under the Credit Agreement. In addition, we guaranteed to BankUnited the obligations of our subsidiaries.

Our controls and procedures may fail or be circumvented.

Although we have certain systems and procedures in place, we are currently in the process of enhancing both our processes and internal control systems by hiring additional accounting and financial reporting staff. Any system of controls, however well-designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the system of controls are met. No independent registered public accounting firm has reviewed or assessed our internal controls over financial reporting. We have a material weakness related to financial reporting. Our material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation, and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. As a private company transitioning to a public company, we have not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We have depended heavily upon the services of our Chief Financial Officer until we hired our Vice President of Financial Reporting in November 2013. However, such individual departed on January 17, 2014 and we are currently seeking her replacement. We intend to address this material weakness through the hiring of such individual and have recently hired a SEC financial reporting consultant and will continue to assess the need to hire additional accounting and financial reporting professionals with the requisite knowledge, experience, and training to prepare, record and review complex transactions and valuations, and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. We cannot assure you that we will remediate this material weakness related to internal control over financial reporting. We may identify additional material weaknesses in our internal control over financial reporting, and may have to expend time and resources to improve our internal controls over financial reporting. If our internal control over financial reporting continues to be ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material and adverse effect on our business, results of operations, and financial condition.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the Patient Protection and Affordable Care Act of 2010 (the "PPCA") was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits we may incur substantial additional expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition or results of operations.

We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

The majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our locations, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

Future changes in financial accounting standards may significantly change our reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts, upon final adjudication of any disputes, could have a material impact on our results of operations and financial position. The cost of complying with new tax rules, laws or regulations could be significant. Increases in federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

Risks Related to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold a significant percentage of our outstanding Common Stock (with Jonathan Segal alone accounting for approximately 34%). Accordingly, these stockholders are able to control or have a significant impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders affirmed such action. In addition, such concentrated control may adversely affect the price of our Common Stock and sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our Common Stock.

Our securities are quoted on the OTCQB, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, Common Stock and warrants are traded in the over-the-counter market and are quoted on the OTCQB not included in the Nasdaq Stock Market or another exchange. Quotation of our securities on the OTCQB will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange. Lack of liquidity will limit the number of shares and the price at which our stockholders may be able to sell our securities or our stockholders’ ability to sell our securities at all. There may be significant consequences associated with our Common Stock trading on the OTCQB rather than a national exchange.  The effects of not being able to list our Common Stock securities on a national exchange include:

•	limited release of the market price of our securities;

•	limited news coverage;

•	limited interest by investors in our securities;

•	volatility of our Common Stock price due to low trading volume;

•	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

•	limited ability to issue additional securities or to secure additional financing.

Because we became a public company by means of a “reverse merger with a shell company,” we will also be subject to a one-year "seasoning period" before we will be permitted to list our securities on a securities exchange (subject to certain exceptions).

Prior to the Merger, we were a “shell company” as that term is defined in the SEC’s rules and as such additional risks may exist.  Companies that become public through a “reverse takeover with a shell company” are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year “seasoning period” by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list. The additional listing requirements would not apply to a reverse merger company’s listing application if (i) the listing is in connection with a firm commitment underwritten public offering providing gross proceeds to the company of at least $40 million or (ii) the reverse merger occurred five or more years before applying to list so that at least four annual reports on Form 10-K with audited historical financial information have been filed by the company with the SEC following the one-year trading period. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Our units and Common Stock may be considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our Common Stock may trade at less than $5.00 per share and therefore may be a “penny stock.”  Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect your ability to sell shares.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

If a trading market for our Common Stock develops, it will likely be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We currently have no coverage and may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

There has been limited trading activity in our Common Stock and there is no assurance that an active market will develop in the future.

There has been limited trading activity in our Common Stock. Further, although our Common Stock is currently quoted on the OTCQB, trading of our Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our Common Stock. There can be no assurance that a more active market for our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital. The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC, and general market and economic conditions. In addition, the price of the securities can vary due to our general business condition. Our stockholders may be unable to sell their securities unless a market can be established and sustained.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices that may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced.  In addition, these transactions may dilute the book value of our outstanding securities.  We may have to issue securities that have rights, preferences and privileges senior to our Common Stock.  We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all.  If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our Common Stock and diluting their interest.

The price of our Common Stock could be subject to volatility related or unrelated to our operations.

If a market for our Common Stock develops, the trading price of our Common Stock could fluctuate substantially due to a number of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our Common Stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incurred substantial expenses in connection with the preparation and filing of a registration statement required by our registration rights agreement and responding to SEC comments in connection with its review of such registration statement. We will also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC or any stock exchange or inter-dealer quotations system on which our Common Stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these new rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and if we are able to obtain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we continue to fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. These requirements are substantially greater than we would have in place as a private company. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our Common Stock which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

Although we are required to use our best efforts to keep a registration statement covering the issuance of the shares of Common Stock underlying our outstanding warrants effective until the expiration of the warrants, we may not be successful in having such a registration statement remain effective, in which case our warrant holders may not be able to exercise their warrants.

Holders of our warrants will only be able to exercise the warrants if we have an effective registration statement covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to such Common Stock, and such shares of Common Stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the warrants until the expiration of the warrants, and we intend to comply with our undertaking, we may not be able to do so. Factors such as our inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be able to settle their warrants for cash if we fail to have an effective registration statement or a current prospectus available relating to the Common Stock issuable upon exercise of the warrants.

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

We have adopted the 2013 Employee, Director and Consultant Equity Incentive Plan pursuant to which we have the ability to issue options and/or restricted stock, which have the potential to dilute stockholder value and cause the price of our Common Stock to decline.

We have established an employee equity incentive plan pursuant to which we may issue options, warrants, restricted stock grants or similar equity linked instrument. Pursuant to that plan, we have granted options to purchase 1,733,156 shares of our common stock through March 31, 2014 and we expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our directors, officers and employees, subject to vesting requirements. If the stock issued upon exercise of options or the restricted stock that we issue are sold into the public market, the market price of our Common Stock may decline. In addition, the availability of shares of Common Stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our Common Stock.

Rule 144 may not be available for public resales of our securities.

Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months will not immediately apply to our Common Stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information has been satisfied by the filing of our Current Report on Form 8-K dated October 16, 2013, as amended on November 6, 2013, November 14, 2013, November 27, 2013, December 19, 2013 and January 17, 2014. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on certificates for the shares of Common Stock issued in the Merger cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act. The absence of a Rule 144 exemption for resales of our Common Stock would materially reduce the ability to sell such shares.

The resale of shares covered by a registration statement could adversely affect the market price of our Common Stock in the public market, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our Common Stock in the public market may adversely affect the prevailing market price of our Common Stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. The resale of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that, because a large number of shares were registered pursuant to a registration statement covering the resale of certain shares of our Common Stock issued in connection with the Merger, as well as all of the shares of Common Stock sold in the October 2013 Private Placement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to such registration statement may continue for an extended period of time and continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid any cash dividend on our stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Our Certificate of Incorporation entitles us to issue “blank check” preferred stock without stockholder approval. Such preferred stock would have terms and conditions more favorable to its holders that are enjoyed by the holders of Common Stock.

Under the terms of our Certificate of Incorporation, our board of directors may authorize and issue up to 10,000,000 shares of one or more series or class of preferred stock with rights superior to those of holders of Common Stock in terms of liquidation and dividend preference, voting and other rights. The issuance of preferred stock would reduce the relative rights of holders of Common Stock vis-à-vis the holders of preferred stock without the approval of the holders of Common Stock. In addition, to the extent that such preferred stock is convertible into shares of Common Stock, its issuance would result in a dilution of the percentage ownership of holders of Common Stock on a fully diluted basis. In addition, the issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of our company.

Our due diligence may not have revealed all materials issues that may be present in the business of One Group.

Although we conducted due diligence on One Group, we cannot assure you that this diligence revealed all material issues that may be present in One Group’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our or One Group’s control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure the operations of One Group, or incur impairment or other charges that could result in losses. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Each of our locations operates in premises leased by its operating subsidiary or function pursuant to a management agreement with one of our hospitality partners.

Each of our locations, and the term of their respective lease or management agreement is as follows:

Location	Address of Location	Ownership		Management Agreement (M) or Lease (L)	Approximate Expiration of Management Agreement or Lease
STK Downtown	Meatpacking District, New York City	61.22%		L	Up to 4/30/2026
STK Las Vegas	The Cosmopolitan, Las Vegas, NV	0.00	(1)%	M	Up to 1/28/2030
STK LA	West Hollywood, LA	77.00%		L	1/31/2017
STK Miami	The Perry South Beach Hotel,* Miami Beach, FL	100.00%		L	10/31/2032
STK Atlanta	Midtown, Atlanta, GA	100.00%		L	9/1/2020
STK DC	Dupont Circle, DC	93.50%		L	16.5 years from delivery of premises
STK London	ME London – The Strand, London, England	0.00	(1)%	M	Up to 9/3/2032
STK Midtown	Midtown, New York City	100.00%		L	8/23/2031
Ristorante Asellina	Gansevoort Park Avenue – Midtown, New York City	10.00%		L	Up to 4/29/2025
Cucina Asellina	Midtown, Atlanta, GA	100.00%		L	9/1/2020
Cucina Asellina	ME London – The Strand, London, England	0.00	(1)%	M	Up to 9/3/2032
Heliot	Hippodrome Casino – Leicester Square, London, England	0.00	%(1)	M	7/13/2022
Tenjune (Lounge)	Meatpacking District, New York City	38.79	(2)(3)%	L	Up to 4/30/2026
Gansevoort Park Rooftop (Lounge)	Gansevoort Park Avenue – Midtown, New York City	10.00%		M	Up to 4/29/2025
Radio Rooftop Bar (Lounge)	ME London – The Strand, London, England	0.00	(1)%	M	Up to 9/3/2032
Rooftop at the Perry (Lounge)	The Perry South Beach Hotel,* Miami Beach, FL	100.00%		M	10/31/2032
Marconi	ME London – The Strand, London, England	0.00	(1)%	M	9/3/2032
Bagatelle New York	Meatpacking District, New York City	51.13	(2)%	L	11/30/2016
Bagatelle LA	West Hollywood, Los Angeles, CA	43.32	(2)%	L	11/31/2017

*The Perry Hotel is currently under construction and is being rebranded as “1 Hotel South Beach.”

(1)	We own 100% of the entities which hold the management agreements for these operations, but have no direct ownership interest in these properties.
(2)	This represents our effective ownership interest. Such ownership interest is held in one or more entities.
(3)	Tenjune was closed on February 15, 2014, however the lease remains in effect while the Company explores alternative opportunities for this location.

In addition to the locations above, we lease approximately 2,100 square feet at 411 West 14th Street, New York, New York for our corporate headquarters and approximately 1,000 and 500 square feet for our Las Vegas and London offices, respectively.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 13 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are subject to claims common to the restaurant and hospitality industry in the ordinary course of our business. We carry liability insurance of types and in amounts that we believe are commensurate with the nature and extent of our operations. In addition, companies in the restaurant and hospitality business have been subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. If our business were to be named in a class action lawsuit, we would be subject to additional costs or restrictions and may suffer a loss to our reputation. For more information on the impact of legal proceedings on our business, see “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, warrants and units are each traded on the OTCQB marketplace under the symbols STKS, STKSW and STKSU, respectively. Prior to October 23, 3012, our Common Stock, warrants and units were traded under the symbols CCAC, CCACW and CCACU, respectively. Our units commenced public trading on October 25, 2011, and our Common Stock and warrants commenced public trading on November 9, 2011. The following table includes the high and low bids for our units, Common Stock and warrants for the calendar quarter indicated:

	2013
	Units				Common Stock				Warrants
	High		Low		High		Low		High		Low
First Quarter	$5.10		$4.75			(2)		(2)		(2)		(2)
Second Quarter		(3)		(3)		(3)		(3)		(3)		(3)
Third Quarter		(3)		(3)		(3)		(3)		(3)		(3)
Fourth Quarter	$8.00		$4.85		$5.95		5.13		$1.35		$0.33

	2012
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter	$5.00	$5.00	(1)	(1)	(1)	(1)
Second Quarter	$5.00	$4.02	(1)	(1)	(1)	(1)
Third Quarter	$4.25	$4.25	(1)	(1)	(1)	(1)
Fourth Quarter	$5.10	$3.75	(1)	(1)	(1)	(1)

(1) Our Common Stock and warrants did not trade during the period January 1, 2012 to December 31, 2012, therefore, pricing information is unavailable.

(2) Our Common Stock and warrants did not trade during the period January 1, 2013 to March 31, 2013, therefore, pricing information is unavailable.

(3) Our units, Common Stock and warrants did not trade during the period April 1, 2013 to September 30, 2013, therefore, pricing information is unavailable.

Source:

Bloomberg

Holders

As of March 31, 2014, there were 89 holders of record of our Common Stock, one holder of record of our warrants and one holder of record of our units.

Dividends

Although certain of our subsidiary LLC’s make distributions to members of our subsidiary LLC’s, we have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the board of directors may consider. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On the Closing Date, we consummated the Merger and the October 2013 Private Placement. The issuances of securities in the Merger and the October 2013 Private Placement were each exempt from registration pursuant to Section 4(a)(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended. Jefferies LLC acted as placement agent in the October 2013 Private Placement.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth financial data with respect to us for each of the five years in the period ended December 31, 2013. The selected financial data for each of the five years in the period ended December 31, 2013 has been derived from the audited financial statements of the Company. The Merger has been accounted for as a reverse acquisition. As such, the financial statements of One Group are treated as our historical financial statements, with the results of Committed Capital Acquisition Corporation being included from October 16, 2013.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Revenues:
Owned unit net revenue	$38,648,050	$56,429,452	$43,655,381	$38,477,190	$39,555,109
Management and incentive fee revenue(1)	7,336,629	3,691,270	2,436,280	184,483	66,719
Total Revenues	$45,984,679	$60,120,722	$46,091,661	$38,661,673	$39,621,828
(Loss) income from continuing operations	(16,473,858)	7,232,765	2,754,680	1,545,978	(351,608)
Net (loss) income	(21,853,475)	(2,792,114)	1,866,999	721,374	(2,414,797)
Less: net (loss) income attributable to noncontrolling interest	(384,261)	(446,046)	864,026	798,730	(215,217)
Net (loss) income attributable to One Group, LLC and Subsidiaries and Affiliate	$(21,469,214)	$(2,346,068)	$1,002,973	$(77,356)	$(2,199,580)
Other comprehensive income (loss): Currency translation adjustment	61,494	(12,092)	-	-	-
Comprehensive (loss) income	$(21,407,720)	$(2,358,160)	$1,002,973	$(77,356)	$(2,199,580)

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Per Share Data:(2)
Basic and diluted income (loss) per share from continuing operations	$(1.14)	$0.62	$0.24	$0.13	$(0.03)
Basic and diluted income (loss) per share attributable to The ONE Group, LLC and Subsidiaries and Affiliates	$(1.49)	$(0.20)	$0.09	$(0.01)	$(0.19)

Weighted average common stock outstanding
Basic	14,440,389	11,631,400	11,631,400	11,631,400	11,631,400
Diluted	14,440,389	11,631,400	11,631,400	11,631,400	11,631,400

Balance Sheet Data (at end of period):

Total assets	$35,196,931	$23,987,293	$27,561,951	$23,862,108	$19,775,652
Total debt	$4,331,865	$7,840,391	$6,192,723	$5,405,644	$5,734,082
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales, which totaled $84,369,273 for the year ended December 31, 2013, $49,789,864 for the year ended December 31, 2012, $37,350,406 for the year ended December 31, 2011 and $2,982,176 for the year ended December 31, 2010.
(2)	Per Share Data and Basic and Diluted shares prior to the Merger have been retroactively adjusted to reflect the 8.09 to one exchange ratio in the Merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K. One Group acts as a holding company for multiple subsidiaries of which we own varying ownership percentages. We report on an as consolidated basis and reflect noncontrolling interest in the “net loss attributable to noncontrolling interest” account. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. We opened our first restaurant in January 2004 in New York City and as of December 31, 2013, we owned and operated 10 and managed 9 restaurants and lounges throughout the United States and London. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate six STK restaurants in major metropolitan cities in the United States and London, and we have two additional restaurants in Washington, D.C. and Miami. We anticipate that the STK in Washington D.C. will open in April 2014 and the STK in Miami will open during the fourth quarter of 2014. On February 10, 2014, a wholly-owned subsidiary of One Group entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. The average unit volume, check and beverage mix for STK restaurants that have been open a full twelve months were $11.0 million, $127 and 41%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key food and beverage services at high-end boutique hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can generate $500,000 to $750,000 of annual pre-tax income exclusive of any related STK revenues or profits. We also own or manage a small number of other standalone restaurants and lounges.

Net losses for the year ended December 31, 2013 and December 31, 2012 were $21.9 million and $2.8 million, respectively, and included a derivative expense of $10.1 million related to the potential exercise of our publicly traded warrants, a one-time change of control premium of $5.0 million and transactions costs of $4.6 million for the years ended December 31, 2013, as well as a loss from discontinued operations of $5.4 million and $10.0 million for the years ended December 31, 2013 and 2012, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Bagatelle unit in Las Vegas during 2013 as well as the proposed termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the proposed termination of the lease with The Palms Hotel in Las Vegas for the Xishi concept. In addition, we closed the ONE concept in Atlantic City in 2012 and a kiosk in New York City which featured burgers and shakes in 2013.

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK. We have identified over 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years and to target approximately 25% annual unit growth thereafter provided that we have enough capital, acceptable locations and quality restaurant managers available to support that pace of growth. We believe that the completion of the Merger will enable us to opportunistically invest more of our own capital in projects in order to capture a greater proportion of the economic returns. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion Through New Food & Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one new F&B hospitality project every 12 to 18 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

Expand Our Non-STK Concepts and Services. We believe our existing restaurant concepts and food and beverage hospitality services have significant room to grow and that our presence, brand recognition and operating performance from our continuing operations provide us with the ability to expand these concepts in the North American and international markets, with near term focus on Europe and in the longer term, Asia and the Middle East.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that, following the Merger, we have more capital and resources available to allocate towards operational initiatives.  We expect to grow same store sales by approximately 1% annually as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 months after opening. However, operating costs during this initial 18 month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 months after opening. Some new restaurants may experience a “honeymoon” period either shorter or longer than 18 months.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a given time period. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases, and per customer expenditures.

Average Comparable Unit Volume. Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand.

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of four units for the years ended December 31, 2013 and December 31, 2012, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Revenues

Owned unit net revenues. Owned unit net revenues, which includes STKs and certain other brands, consists of food, beverage, and miscellaneous merchandise sales by company-owned units net of any discounts, such as management and employee meals, associated with each sale. In 2013, beverage sales comprised 47% of owned food and beverage sales, before giving effect to any discounts, with food comprising the remaining 53%. This indicator assists management in understanding the trends in gross margins of the units.

Management and incentive fee revenue. Management and incentive fee revenue includes: (1) management fees received pursuant to management agreements with hospitality clients that are calculated based on a fixed percentage of revenues; and (2) incentive fees based on operating profitability, as defined by each agreement. We evaluate the performance of our managed properties based on sales growth, which drives our management fee, and on improvements in operating profitability margins, which along with sales growth, drives incentive fee growth.

Our primary restaurant brand is STK and we specifically look at comparable revenues from both owned and managed STKs in order to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of company-owned units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represented approximately 30% of our food and beverage costs during each of 2012 and 2013. See “Item 1A. Risk Factors — Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations”.

Unit operating expenses. We measure unit operating expenses for company-owned units as a percentage of owned unit net revenues. Unit operating expenses include the following:

Payroll and related expenses. Payroll and related expenses consists of manager salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of food and beverage revenues.

Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable portions of rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by tracking occupancy as a percentage of revenues.

Direct operating expenses. Direct operating expenses consists of supplies, such as paper, small wares, china, silverware and glassware, cleaning supplies and laundry and linen costs and typically tracks revenues.

Outside services. Outside services includes music and entertainment costs, such as the use of live DJ’s, promoter costs, security services and commissions paid to event staff for banquet sales.

Repairs and maintenance. Repairs and maintenance consists of facility and computer maintenance contracts as well as general repair work to maintain the facilities. These costs will typically increase as the facility gets older .

Marketing. Marketing includes the cost of goods used specifically for complimentary purposes as well as general public relation costs related to the specific unit, but excluding any discounts such as management and employee meals. Marketing costs will typically be higher during the first eighteen months of a unit’s operations.

General and administrative, net. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain general and administrative expenses are allocated specifically to units and are credited and include shared services such as reservations, events and marketing. General and administrative expenses are expected to grow as we grow, including legal, accounting and other professional fees incurred as a public company.

Depreciation and amortization. Depreciation and amortization consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. As we accelerate our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Management and royalty fees. In certain of our units, we pay outside third parties a management fee based on a percentage of sales or a fixed fee. Historically, a majority of management fees related to one property, Tenjune, and related to the use of an outside management company to operate this lounge concept. This management agreement was terminated in February 2013. Royalty fees are paid to the 50% owner of the trademark rights to the name “Asellina” and “Cucina Asellina”.

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed unit which are comprised principally of manager salaries and relocation costs, employee payroll and related training costs for new employees and lease costs incurred prior to opening. We expect these costs to increase as we accelerate our company-owned restaurant openings, which may have a material impact on our operating results in future periods. Preopening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Provision for income taxes. The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company increased its valuation allowance by $10,300,000 during 2013. See Note 11, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the equity method for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51% representing 5.23% ownership directly by us and 45.90% ownership through two of our subsidiaries.

Adjustments for noncontrolling interest. This represents the allocation of net income or loss attributable to the minority interest in those of our subsidiaries which are not wholly-owned.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses and losses from discontinued operations. EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

We believe that EBITDA and Adjusted EBITDA are more appropriate measures of operating performance, as they provide a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business as well as evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the years Ended December 31,
	2013	2012

Net loss attributable to THE ONE GROUP	$(21,469,214)	$(2,346,068)
Net loss attributable to noncontrolling interest	(384,261)	(446,046)
Net loss	(21,853,475)	(2,792,114)
Interest expense, net of interest income	768,152	688,564
Provision for income taxes	492,895	13,802
Depreciation and amortization	1,631,515	7,363,294

EBITDA	(18,960,913)	5,273,546

Deferred rent (1)	517,862	(1,427,970)
Pre-opening expenses	848,566	139,541
Non-recurring gain (2)	-	(5,000,000)
Loss from discontinued operations	5,379,617	10,024,879
Non-recurring transaction costs (3)	4,597,738	-
Transaction control premium cost	5,000,000	-
Derivative expense	10,095,000	-
Transaction sign on bonuses	750,000	-
Stock based compensation	55,546	-
Restricted stock grant	295,000	-

Adjusted EBITDA	8,578,416	9,009,997
Adjusted EBITDA attributable to noncontrolling interest	1,071,714	2,338,453
Adjusted EBITDA attributable to THE ONE GROUP	$7,506,702	$6,671,544

(1) Deferred rent is included in occupancy expense on the statement of income.

(2) Non-recurring gain is included in other income on the statement of income.

(3) Transaction costs incurred relating to the merger.

Adjusted Net Income. We define Adjusted Net income as Net income before loss from discontinued operations, non-recurring gains, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net Income has been presented in this Annual Report on Form 10-K and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net Income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net Income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net income to Adjusted Net income for the periods indicated:

	For the years Ended December 31,
	2013	2012
Net loss attributable to THE ONE GROUP	$(21,469,214)	$(2,346,068)
Net loss attributable to noncontrolling interest	(384,261)	(446,046)

Net loss	(21,853,475)	(2,792,114)
Non-recurring gain (1)	-	(5,000,000)
Non-recurring acceleration of depreciation	-	5,233,450
Loss from discontinued operations, net of taxes	5,379,617	10,024,879
Non-recurring transaction costs (2)	4,597,738	-
Transaction control premium cost	5,000,000	-
Derivative expense	10,095,000	-
Transaction sign on bonuses	750,000	-
Stock based compensation	55,546	-
Restricted stock grant	295,000	-

Adjusted Net income	4,319,426	7,466,215
Adjusted Net (loss) income attributable to noncontrolling interest	(57,041)	1,341,410
Adjusted Net income attributable to THE ONE GROUP	$4,376,467	$6,124,805

(1)	Non-recurring gain is included in other income on the statement of income.

(2)	Transaction costs incurred relating to the merger.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	For the years Ended December 31,
	2013	2012

Revenues:
Owned unit net revenues	$38,648,050	$56,429,452
Management and incentive fee revenue	7,336,629	3,691,270
Total revenue	45,984,679	60,120,722

Cost and expenses:
Owned operating expenses:
Food and beverage costs	9,998,422	14,262,858
Unit operating expenses	24,737,402	32,605,580
General and administrative	10,777,805	2,207,600
Depreciation and amortization	1,631,515	7,363,294
Management and royalty fees	144,127	340,603
Pre-opening expenses	848,566	139,541
Transaction costs	4,597,738	-
Equity in (income) loss of investee companies	(948,852)	77,361
Contingent payment expense	10,095,000	-
Interest expense, net of interest income	768,152	688,564
Other income	(684,233)	(4,811,246)

Total cost and expenses	61,965,642	52,874,155

(Loss) income from continuing operations before
provision for income taxes	(15,980,963)	7,246,567

Provision for income taxes	492,895	13,802

(Loss) income from continuing operations	(16,473,858)	7,232,765

Loss from discontinued operations, net of taxes	5,379,617	10,024,879

Net loss	(21,853,475)	(2,792,114)
Less: net loss attributable to
noncontrolling interest	(384,261)	(446,046)

Net loss attributable to THE ONE GROUP	$(21,469,214)	$(2,346,068)

Other comprehensive income (loss)
Currency translation adjustment	61,494	(12,092)

Comprehensive loss	$(21,407,720)	$(2,358,160)

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	For the years Ended December 31,
	2013	2012

Revenues:
Owned unit net revenues	84.1%	93.9%
Management and incentive fee revenue	15.9%	6.1%
Total revenue	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.9%	25.3%
Unit operating expenses (1)	64.0%	57.8%
General and administrative	23.4%	3.7%
Depreciation and amortization	3.5%	12.2%
Management and royalty fees	0.3%	0.6%
Pre-opening expenses	1.8%	0.2%
Transaction costs	10.0%	0.0%
Equity in (income) loss of investee companies	(2.1)%	0.1%
Derivative expense	22.0%	0.0%
Interest expense, net of interest income	1.7%	1.1%
Other income	(1.5)%	(8.0)%

Total cost and expenses	134.8%	87.9%

(Loss) income from continuing operations before
provision for income taxes	(34.8)%	12.1%

Provision for income taxes	1.0%	0.1%

(Loss) income from continuing operations	(35.8)%	12.0%

Loss from discontinued operations, net of taxes	11.7%	16.7%

Net loss	(47.5)%	(4.6)%
Less: net loss attributable to
noncontrolling interest	(0.8)%	(0.7)%

Net loss attributable to THE ONE GROUP	(46.7)%	(3.9)%

Other comprehensive income (loss)
Currency translation adjustment	0.1%	0.0%

Comprehensive loss	(46.6)%	(3.9)%

(1) These expenses are being shown as a percentage of owned unit net revenues.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Owned unit net revenues. Owned unit net revenues decreased $17.8 million, or 31.5%, from $56.4 million for the year ended December 31, 2012 to $38.6 million for the year ended December 31, 2013. This decrease was primarily due to a decrease of $12.8 million in revenues due to the temporary closure and renovation of The Perry Hotel in Miami in which we operate one STK and also provide food and beverage services to the hotel. We expect this STK to reopen in April 2014. We anticipate providing food and beverage services to The Perry Hotel (to be renamed as “1 Hotel South Beach”) when the hotel reopens. While the Perry Hotel paid us $5 million in 2012 for the option to terminate our food and beverage services agreement, it has not indicated its intent to actually terminate the agreement with us as it will trigger substantial additional payments to us if it does so ($1,200,000 if terminated between January 1, 2014 and December 31, 2014, $798,000 if terminated between January 1, 2015 and December 31, 2015 and $399,600 if terminated between January 1, 2016 and December 31, 2016). In addition, comparable owned unit net revenues declined $3.5 million, or 15.0%, and included a decline of $2.2 million at one of our lounge concepts, Tenjune, which had a temporary closure in June 2013 for repairs (and which permanently closed in February 2014). Non-comparable owned unit net revenues declined $1.5 million.

Management and incentive fee revenue. Management and incentive fee revenues increased $3.6 million, or 98.8%, from $3.7 million during the year ended December 31, 2012 to $7.3 million for the year ended December 31, 2013. This increase was driven primarily by an increase in the incentive fee percentage that we receive at our STK in Las Vegas as well as a full year of our food and beverage hospitality operations at the ME Hotel and Hippodrome Casino in London, which were only open for part of the year in 2012.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the year ended December 31, 2013, comparable unit sales of owned or managed STKs decreased 0.7% as compared to the year ended December 31, 2012. The average check for owned or managed STKs increased $14.03 from $112.52 for the year ended December 31, 2012 to $126.55 for the year ended December 31, 2013.

Cost and Expenses

Food and beverage costs. Food and beverage costs decreased $4.3 million, or 29.9%, from $14.3 million or 25.3% of owned unit net revenues for the year ended December 31, 2012 to $10.0 million or 25.9% of net food and beverage sales for the year ended December 31, 2013. The decrease in food and beverage costs was related primarily to the decrease in owned unit net revenues. The increase in food and beverage costs as a percentage of owned unit net revenues was directly related to the menu mix and the increase in the percentage of food revenues versus beverage revenues.

Unit operating expenses. Unit operating expenses decreased by $7.9 million, or 24.1%, from $32.6 million for the year ended December 31, 2013 to $24.7 million for the year ended December 31, 2013. The decrease was primarily related to the temporary closure and renovation of The Perry Hotel in Miami. Unit operating expenses increased as a percentage of consolidated owned unit net revenues from 57.8% in the year ended December 31, 2012 to 64.0% in the year ended December 31, 2013.

General and administrative. General and administrative costs increased $8.6 million to $10.8 million, or 388.6%, during the year ended December 31, 2013 from $2.2 million for the year ended December 31, 2012. General and administrative costs as a percentage of total revenues increased from 3.7% for the year ended December 31, 2012 to 23.4% for the year ended December 31, 2013. This increase was due to a one-time transaction control premium of $5.0 million, transaction sign on bonuses and taxes of $750,000, a restricted stock grant of $295,000 and stock based compensation awards of $56,000, as well as additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and United Kingdom.

Depreciation and amortization. Depreciation and amortization expense decreased $5.7 million, or 77.8%, from $7.4 million in the year ended December 31, 2012 to $1.6 million for the year ended December 31, 2013. This decrease was primarily related to the temporary closure of the STK in Miami at The Perry Hotel due to a major renovation and a non-recurring acceleration of depreciation charge of $5.2 million in 2012.

Management and royalty fees. Management and royalty fees decreased $197,000, or 57.7%, from $341,000 or 0.6% of total revenues for the year ended December 31, 2012 to $144,000 or 0.3% of total revenues during the year ended December 31, 2013, due to the termination of the management agreement with the group that managed the Tenjune unit in February 2013. The Tenjune unit was managed by us from February 2013 until its closing in February 2014.

Pre-opening expenses. Restaurant pre-opening costs increased $709,000, or 508.1%, from $140,000 or 0.2% of total revenues for the year ended December 31, 2012 to $849,000 or 1.8% of total revenues for the year ended December 31, 2013. During the year ended December 31, 2012, we opened six non-STK units in the United States as well as the food and beverage hospitality services for the Hippodrome Casino in London. There were also pre-opening expenses for three non-STK units that were opened in 2012 and were subsequently closed, which are therefore included in Discontinued Operations. During the year ended December 31, 2013, we initiated the food and beverage services for the ME Hotel in London as well as the management services for a non-STK unit in Las Vegas. We also commenced construction on a new STK in Washington, DC which is scheduled to open in April 2014. The management services for the non-STK unit in Las Vegas were discontinued in 2013, and such pre-opening expenses are therefore included in Discontinued Operations. We had 17 units in operation at both December 31, 2012 and December 31, 2013, respectively.

Transaction costs. Transaction costs were $4.6 million, or 10.0% of consolidated revenues, for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. Transaction costs included professional and other expenses specifically relating to the Merger that closed on October 16, 2013.

Equity in (income) loss of investee companies. Equity in (income) loss of investee companies improved by $1.0 million from a loss of $77,000, or 0.1% of total revenues for the year ended December 31, 2012, to income of $949,000 or 2.1% of total revenues for the year ended December 31, 2013 primarily related to the income from the ownership interest in the Bagatelle unit in New York City, which opened in June 2012 and only had six months of operations as of December 31, 2012 as compared to the twelve months of operations in 2013.

Derivative expense. Derivative expense was $10.1 million or 22.0% of consolidated revenues for the year ended December 31, 2013, compared to $0 for the year ended December 31, 2012. Derivative expense represents the increase in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest income increased by $79,000, or 11.6%, from $689,000, or 1.1% of consolidated revenues for the year ended December 31, 2012, to $768,000, or 1.7% of total revenues for the year ended December 31, 2013, due primarily to additional borrowings under our credit facility in 2013.

Other income. Other income decreased by $4.1 million from $4.8 million of other income, or 8.0% of total revenues for the year ended December 31, 2012, to $684,000 of other income, or 1.5% of total revenues, for the year ended December 31, 2013 due primarily to the one-time fee of $5.0 million paid to us during the year ended December 31, 2012 by the owner of The Perry Hotel for the right to terminate our food and beverage services agreement with them.

Provision for income taxes. Income tax expense increased by $479,000 to $328,000 tax expense during the year ended December 31, 2013 from a $14,000 tax expense during the year ended December 31, 2012. As of December 31, 2012, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes.

Loss from discontinued operations. During the year ended December 31, 2013, we closed one company-owned venue in New York, one company-owned venue in Las Vegas, one managed venue in Las Vegas and we declined to open a company-owned concept in Las Vegas as part of our overall strategy to exit non-strategic locations. The closed company-owned units were abandoned. The operations and related expenses of these locations are presented as loss from discontinued operations. During the year ended December 31, 2012, we closed one company-owned venue in Atlantic City and we also recorded a loss from discontinued operations of approximately $9.4 million for units which were scheduled to close as of December 31, 2012, but which closed in 2013. Loss from discontinued operations decreased by $4.7 million to $5.3 million during the year ended December 31, 2013 from $10.0 million during the year ended December 31, 2012.

Net loss attributable to noncontrolling interest . Net loss attributable to noncontrolling interest decreased $62,000, or 13.9%, to $384,000 for the year ended December 31, 2013 from $446,000 during the year ended December 31, 2012.

 Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants compared with more mature units, increases or decreases in comparable restaurant sales, general economic conditions, changes in consumer preferences, competitive factors and changes in food costs (especially beef). In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first five to nine months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating and occupancy costs. Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our existing credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2013, we had cash and cash equivalents of approximately $11.7 million.

Our operations have not required significant working capital and, like many restaurant companies, we may at times have negative working capital. Revenues are received primarily in cash or by credit card, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2013 and December 31, 2012:

	Fiscal Year Ended
	December 31, 2013	December 31, 2012

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,990)	$7,780
Investing activities	(7,449)	(6,709)
Financing activities	24,015	(1,752)
Effect of exchange rate changes on cash	61	(12)

Net increase (decrease) in cash and cash equivalents	$10,637	$(693)

Operating Activities

For the year ended December 31, 2013, cash flows used by operating activities were $6.0 million, consisting of net loss of $21.9 million, which included loss from discontinued operations of $5.4 million and transactions costs of $4.6 million, and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $17.0 million, including a non-cash control premium expense relating to the Merger of $5.0 million, a non-cash derivative payment expense of $10.1 million, a non-cash restricted stock expense of $295,000 and non-cash stock-based compensation of $56,000. Net cash outflow of operating assets and liabilities totaled $1.3 million and included decreases in accounts receivable of $470,000, decreases in inventory of $388,000, increases in prepaid expenses of $520,000, increases in other assets of $441,000 and a decrease of $977,000 in accounts payable and accrued expenses.

For the year ended December 31, 2012, cash flows provided by operating activities were $7.8 million, consisting of net loss of $2.8 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges, including an impairment charge of $5.1 million, totaling $11.6 million. Net cash outflow of operating assets and liabilities totaled $1.1 million and included increases in accounts receivable of $1.1 million, increases in inventory of $195,000, increases in prepaid expenses of $201,000, increases in security deposits of $198,000, increases in other assets of $626,000 and an increase of $1.3 million in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $7.4 million, consisting primarily of purchases of minority interests in two subsidiaries of $5.7 million, purchases of property and equipment of $1.4 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the year ended December 31, 2012 was $6.7 million, consisting primarily of purchases of property and equipment of $7.2 million, primarily related to construction of new restaurants and remodeling of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $24.0 million, consisting of net proceeds from the Merger of $15.5 million, net proceeds from the private placement of $13.3 million, proceeds from our credit facility of $7.2 million, offset by principal payments made on our credit facility of $5.3 million, repayment of member loans in connection with the Merger of $5.6 million offset partially by proceeds from member loans of $579,000, repayment of notes payable of $320,000 and contributions from new members at one of our subsidiaries of $520,000. This was partially offset by distributions to members of $1.4 million.

Net cash provided by financing activities for the year ended December 31, 2012 was $1.8 million, consisting of proceeds from our credit facility of $3.7 million, offset by principal payments made on our credit facility of $2.4 million, proceeds from member loans of $1.5 million, offset by principal payments of $1.3 million and contributions from new members of $1.6 million. This was partially offset by distributions to members of $5.2 million.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future will increase from the amounts described in “—Investing Activities” above. We typically target an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units. In addition, our hospitality F&B services projects typically require limited capital investment from us. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures. We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Credit Facility

On October 31, 2011, we entered into a credit facility with BankUnited, N.A., or BankUnited (formerly Herald National Bank). The credit facility provided for borrowings of up to $3.0 million. We refinanced our credit facility in January 2013 and increased our borrowing capacity to $5.0 million. Borrowings under our credit facility accrue interest at an interest rate per annum equal to the greater of the prime rate plus 1.75% and 5.0% through April 30, 2015. Our obligations under our credit facility are secured by substantially all of our assets and were guaranteed by Jonathan Segal, our Chief Executive Officer, Director and a principal stockholder. On October 15, 2013, we entered into an amendment to the credit facility whereby BankUnited agreed, upon effectiveness of the Merger, to the release and termination of the Jonathan Segal guarantee and pledge, certain subordination agreements of Jonathan Segal and related entities and the release of the assignment of the proceeds of the key-man life insurance policy on the life of Mr. Segal. The amendment also imposed certain post-closing obligations on us, including executing a guarantee in favor of BankUnited unconditionally guaranteeing all of the obligations of the borrowers and the pledge of all of the membership interests of One Group owned by the Company. This post-closing obligation was met on October 25, 2013 when we entered into the Pledge Agreement and Guarantee Agreement with BankUnited. As of December 31, 2013, amounts borrowed under this credit facility were approximately $4.3 million.

On September 13, 2013, BankUnited provided us with a waiver of noncompliance with certain terms in the Credit Agreement, including the delayed filing of audited financial statements for the year ended December 31, 2012, the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries that were the borrowers under the Credit Agreement) as of the periods ended December 31, 2012, March 31, 2013 and June 30, 2013, and the increase to the key man life insurance policy from $3 million to $5 million. In addition, on November 7, 2013, BankUnited provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries that were the borrowers under the Credit Agreement) for the quarter ended September 30, 2013, and on March 25, 2014 provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $14.5 million with respect to One Group and its subsidiaries as well as noncompliance with the advance ratio as of the year ended December 31, 2013. Our tangible net worth as calculated pursuant to the Credit Agreement was $6,695,103, $5,189,908, $2,816,615 and $8,226,636 as of the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. We are currently in discussions with BankUnited to amend the Credit Agreement to adjust the tangible net worth and advance ratio calculations in order to be in compliance going forward.

Other Notes Payable

From 2007 to 2012 we entered into various demand loans with RCI II Ltd., an entity controlled by Jonathan Segal (“RCI”) totaling approximately $4.4 million that accrue interest ranging from 6% to 12%. In 2009 $1.0 million was converted to equity. On December 31, 2012, one of the notes for $500,000 was forgiven by RCI in exchange for a membership interest we held in 408 W 15 Members LLC an unrelated party. The amount of forgiveness was used to reduce the demand loan balance at December 31, 2012. On April 4, 2013, we entered into a demand note with RCI totaling $1.5 million that accrues interest at 12% annually. These notes, along with accrued interest, were repaid in conjunction with the Merger and the proceeds realized therefrom.

On January 28, 2013, we entered into a demand note with Jonathan Segal totaling $500,000 that accrues interest at 12% annually. This note, along with accrued interest, was repaid in conjunction with the Merger and the proceeds realized therefrom.

On December 9, 2011 one of our subsidiaries entered into two loan agreements with entities that are controlled by Jonathan Segal for funds up to $354,200 (£230,000) and $462,000 (£300,000). The loans are due on demand and are accruing interest at 8%. These loans, along with accrued interest, were repaid in conjunction with the Merger and the proceeds realized therefrom.

On October 1, 2009, we issued a demand promissory note with Talia Limited, an entity owned by Maurice Segal, a relative of Jonathan Segal, in the amount of $300,000, whereby principal and all unpaid and accrued interest are due on demand. Interest accrues at a rate of 20% per year, half of the interest shall be paid by us in eight consecutive quarterly fixed payments of interest only, in arrears, in the amount of $7,500 and all remaining interest shall be repaid in full on the maturity date. The loan is secured by a portion of our interests in select subsidiaries. This note, along with accrued interest, was repaid in conjunction with the Merger and the proceeds realized therefrom.

All of the foregoing demand loans and promissory notes were repaid out of cash previously held in the trust account for the benefit of Committed Capital Acquisition Corporation that was released to us upon the closing of the Merger.

On October 1, 2009, we purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. We paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note, and issued warrants to purchase up to 10,090 of our membership units at an exercise price of $22.94 per membership unit, which were cancelled in conjunction with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At December 31, 2013 and 2012, $15,000 and $35,000 remained outstanding under this note, respectively.

Our capital expenditures during fiscal 2014 will continue to be significant as we currently plan to open two new restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of March 25, 2014, we have 3 signed leases or letters of intent for restaurant locations and/or management agreements that we expect to open in the future. Additionally, we expect to enter into several more letters of intent and/or leases during fiscal 2014. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories to be approximately $9.0 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, borrowings under our credit facility and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

We believe that net cash provided by anticipated operating activities, net proceeds received by us in connection with the Merger and existing available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12-18 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

Contractual Obligations

The following table summarizes our contractual obligations, net of minimum future rental income, as of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt
Notes payable	15	15	-	-	-
Line of credit	4,317	4,317	-	-	-
Other long-term liabilities	-	-	-	-	-
Expected interest payments (1)	215	215	-	-	-
Operating leases	71,068	4,978	9,796	9,480	46,814
Total	$75,615	$9,525	$9,796	$9,480	$46,814
(1)	Represents estimated future cash interest payments using the weighted-average balance and interest rate at December 31, 2013.

Off-Balance Sheet Arrangements

We previously entered into a credit facility with BankUnited, N.A. (formerly Herald National Bank) which Mr. Segal had personally guaranteed. In exchange, we agreed to pay him a 3% annual “guaranty fee.” Upon the Merger, Mr. Segal’s guaranty with BankUnited was terminated and we terminated the payment of continued guaranty fees to Mr. Segal.

As part of our on-going business, we may participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

SEASONALITY

Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions we believe to be reasonable given the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. See Note 1 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

 Impairment of Long-Lived Assets and Disposal of Property and Equipment

We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs.

Leases

We currently lease all of our restaurant locations under leases classified as operating leases. Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. Lease terms begin on the date we take possession under the lease and include cancelable option periods where failure to exercise such options would result in an economic penalty. The difference between rent expense and actual cash payments is classified as deferred rent in our consolidated balance sheets.

Some of our leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels. We recognize contingent rent expense prior to the achievement of the specified sales target that triggers the contingent rent, provided achievement of the sales target is considered probable.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Revenues

Our revenues are primarily derived from the following sources: revenues at our owned and consolidated joint venture properties and management fees and incentive fees. The following is a description of the composition of our revenues:

Owned unit net revenues— Represents revenue primarily derived from food and beverage sales from our restaurants and lounges.  We recognize restaurant revenues when goods and services are provided.

Management, incentive and royalty fees— Represents fees earned on managed restaurants and other venues.  Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final.

Stock-Based Compensation

Under our stock-based compensation plans, we have granted non-qualified stock option and restricted stock awards to employees and directors. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the primary lease term of the respective lease, whichever is shorter. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction would be included in “Property and equipment, net” on the Consolidated Balance Sheets.

Recent Accounting Pronouncements

In July 2013, the FASB issued amendments to FASB ASC Topic 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments will be effective for public entities for annual periods beginning after December 15, 2013. The Company is currently reviewing the implications of this amendment, but does not believe it will have a material impact on the consolidated results of operations or on the financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from adverse changes in interest rates, changes in foreign currency exchange rates and changes in commodity prices.

We are exposed to market risk from fluctuations in interest rates under our Credit Facility. We do not invest in derivative securities and we have no debt instruments that are traded in any markets. Our Credit Facility calls for variable rates of interest based on the prime rate from time to time. Increases in interest rates would increase our interest expense and negatively impact future earnings and cash flows. At December 31, 2013, we had $4.3 million of variable rate debt. Holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for 2013 of approximately $43,000.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in the United Kingdom. If foreign currency exchange rates depreciate in the United Kingdom, any other foreign country in which we may operate in the future, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, we do not enter into long-term agreements for the purchase of such supplies. There can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control and we may be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, due to a material weakness in internal control over financial reporting described below.

(b)                 Changes in Internal Control. Aside from the material weakness discussed above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment identified the following material weakness in our internal control over financial reporting.

Our material weakness relates to an insufficient number of accounting professionals with the necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Because of the material weakness described above, management believes that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria.

As a private company transitioning to a public company, One Group has not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We have depended heavily upon the services of our Chief Financial Officer until we hired our Vice President of Financial Reporting in November 2013. However, such individual departed on January 17, 2014 and we are currently seeking her replacement. In the interim, we have retained a qualified internal accounting and financial reporting person on a temporary basis as we look for a person to permanently fill that role. We intend to assess the need to hire additional accounting and financial reporting professionals with the requisite knowledge, experience, and training to prepare, record and review complex transactions and valuations, and prepare financial statements in accordance with generally accepted accounting principles in a timely manner.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive and Director Compensation”, in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Approval of the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2)	Financial Statement Schedules. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)	Exhibits. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b)	Exhibits. See Exhibit Index.

(c)	Separate Financial Statements and Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2014

COMMITTED CAPITAL ACQUISITION CORPORATION

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SEGAL	Chief Executive Officer and Director	April 1, 2014
Jonathan Segal	(Principal Executive Officer)

/s/ SAMUEL GOLDFINGER	Chief Financial Officer	April 1, 2014
Samuel Goldfinger	(Principal Financial and Accounting Officer)

/s/ MICHAEL SERRUYA	Non-Executive Chairman, Director	April 1, 2014
Michael Serruya

/s/ GERALD W. DEITCHLE	Director	April 1, 2014
Gerald W. Deitchle

/s/ NICHOLAS GIANNUZZI	Director	April 1, 2014
Nicholas Giannuzzi

/s/ RICHARD E. PERLMAN	Director	April 1, 2014
Richard E. Perlman

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The One Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on October 25, 2011).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Registration Rights Agreement, dated October 24, 2011, by and between the Registrant and the stockholders listed on the signature page thereto (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.2	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).

10.3	Form of Securities Purchase Agreement by and among the Registrant and the investors signatory thereto. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.4	Form of Registration Rights Agreement by and between the Registrant and the stockholders listed on the signature page thereto. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.5.1	Form of Lock-Up Letter Agreement between the Registrant and the greater than 10% members of The One Group, LLC. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.5.2	Form of Lock-Up Letter Agreement between the Registrant and the lesser than 10% members of The One Group, LLC. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.6	Escrow Agreement, dated October 16, 2013, by and among the Registrant, The One Group, LLC, Samuel Goldfinger, as Company Representative, the Liquidating Trust and Continental Stock Transfer & Trust Company, as Escrow Agent. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.7	Credit Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.8	Promissory Note of The One Group, LLC to Herald National Bank, dated October 31, 2011, in the principal amount of $1,250,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.9	Guaranty, dated October 31, 2011, of Jonathan Segal to Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.10	Pledge Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.11	Pledge Acknowledgment Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.12	Pledge Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.13	Pledge Acknowledgment Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.14	Subordination Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, RCI II, Ltd. and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.15	Subordination Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Talia, Ltd. and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.16	Subordination Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.17	Grant of Security Interest (Trademarks), dated October 31, 2011, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.18	Promissory Note of The One Group, LLC to Herald National Bank, dated April 11, 2012, in the principal amount of $1,500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.19	Promissory Note of The One Group, LLC to Herald National Bank, dated November 15, 2012, in the principal amount of $500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.20	Amendment No 1 and Addendum to Credit Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.21	Amended and Restated Security Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.22	Grant of Security Interest (Trademarks), dated January 24, 2013, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.23	Amendment No 2 and Addendum to Credit Agreement and Consent and Termination Agreement, dated October 15, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.24	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.25	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.26†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Jonathan Segal. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.27†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Samuel Goldfinger. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.28	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.29	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.30†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.31†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.32†	Offer Letter to John Inserra from the Company, dated January 10, 2014.
14.1*	Code of Business and Ethics
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

COMMITTED CAPITAL ACQUISITION CORPORATION

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Committed Capital Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Committed Capital Acquisition Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Committed Capital Acquisition Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

April 1, 2014

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,681,086	$1,043,730
Accounts receivable, net	2,923,754	3,393,933
Inventory	978,392	1,366,181
Other current assets	832,951	312,885
Due from related parties	245,280	51,771
Total current assets	16,661,463	6,168,500

Property & equipment, net	13,445,413	13,635,482
Investments	2,539,272	1,933,783
Deferred tax assets	232,694	349,382
Other assets	1,333,432	925,389
Security deposits	984,657	974,757
Total assets	$35,196,931	$23,987,293

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$256,843	$575,041
Member loans, current portion	-	5,027,613
Notes payable, current portion	15,000	320,000
Line of credit	4,316,865	2,477,778
Accounts payable	2,706,027	4,405,850
Accrued expenses	3,137,207	2,414,131
Due to related parties	27,979	518,366
Deferred revenue	27,527	47,528
Total current liabilities	10,487,448	15,786,307

Notes payable, net of current portion	-	15,000
Other long-term liabilities	39,750	39,750
Derivative liability	10,095,000	-
Deferred rent payable	6,348,097	5,657,489
Total liabilities	26,970,295	21,498,546

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,946,739 and 11,631,400 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,495	1,163
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Additional paid-in capital	30,502,656	(1,039,908)
Accumulated deficit	(22,635,560)	-
Accumulated other comprehensive (loss) income	49,402	(12,092)
Total stockholders’ equity	7,918,993	(1,050,837)
Noncontrolling interest	307,643	3,539,584
Total stockholders’ equity including noncontrolling interest	8,226,636	2,488,747

Total Liabilities and Stockholders’ Equity	$35,196,931	$23,987,293

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2013	2012
Revenues:
Owned unit net revenues	$38,648,050	$56,429,452
Management and incentive fee revenue	7,336,629	3,691,270
Total revenue	45,984,679	60,120,722

Cost and expenses:
Owned operating expenses:
Food and beverage costs	9,998,422	14,262,858
Unit operating expenses	24,737,402	32,605,580
General and administrative	10,777,805	2,207,600
Depreciation and amortization	1,631,515	7,363,294
Management and royalty fees	144,127	340,603
Pre-opening expenses	848,566	139,541
Transaction costs	4,597,738	-
Equity in (income) loss of investee companies	(948,852)	77,361
Derivative expense	10,095,000	-
Interest expense, net of interest income	768,152	688,564
Other income	(684,233)	(4,811,246)
Total costs and expenses	61,965,642	52,874,155

(Loss) income from continuing operations before provision for income taxes	(15,980,963)	7,246,567

Provision for income taxes	492,895	13,802

(Loss) income from continuing operations	(16,473,858)	7,232,765

Loss from discontinued operations, net of taxes	5,379,617	10,024,879

Net loss	(21,853,475)	(2,792,114)
Less: net loss attributable to noncontrolling interest	(384,261)	(446,046)
Net loss attributable to Committed Capital Acquisition Corporation	(21,469,214)	(2,346,068)

Other comprehensive income (loss)
Currency translation adjustment	61,494	(12,092)
Comprehensive loss	$(21,407,720)	$(2,358,160)

Basic and diluted (loss) income per share:
Continuing operations	$(1.14)	$0.62
Discontinued operations	$(0.37)	$(0.86)
Net loss attributable to Committed Capital Acquisition Corporation	$(1.49)	$(0.20)

Shares used in computing basic and diluted (loss) income per share	14,440,389	11,631,400

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

								Total
								stockholders’
					Accumulated			equity
			Additional		other	Total		including
	Common stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	noncontrolling
	Shares	Par value	capital	deficit	(loss) income	equity	interest	interest

Balance at December 31, 2011	11,631,400	1,163	1,754,100	-	-	1,755,263	7,097,779	8,853,042

Members’ contribution	-	-	-	-	-	-	1,629,504	1,629,504

Members’ distributions	-	-	(447,940)	-	-	(447,940)	(4,741,653)	(5,189,593)

Loss on foreign currency translation, net	-	-	-	-	(12,092)	(12,092)	-	(12,092)

Net loss	-	-	(2,346,068)	-	-	(2,346,068)	(446,046)	(2,792,114)

Balance at December 31, 2012	11,631,400	1,163	(1,039,908)	-	(12,092)	(1,050,837)	3,539,584	2,488,747

Merger of The ONE Group into Committed Capital Acquisition Corporation	9,125,000	913	28,368,650	(1,166,346)		27,203,217		27,203,217

Payment to TOG members			(11,750,000)			(11,750,000)		(11,750,000)

Equity offering	3,131,339	313	13,251,201			13,251,514		13,251,514

Control premium	1,000,000	100	4,999,900			5,000,000		5,000,000

Issuance of restricted stock	59,000	6	294,994			295,000		295,000

Issuance of stock-based compensation			55,546			55,546		55,546

Purchase of non-controlling interest			(3,109,392)			(3,109,392)	(2,552,608)	(5,662,000)

Member contributions							520,000	520,000

Member distributions			(568,335)			(568,335)	(815,072)	(1,383,407)

Gain on foreign currency translation, net					61,494	61,494		61,494

Net loss				(21,469,214)		(21,469,214)	(384,261)	(21,853,475)

Balance at December 31, 2013	24,946,739	$2,495	$30,502,656	$(22,635,560)	$49,402	$7,918,993	$307,643	$8,226,636

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Operating activities:
Net loss	$(21,853,475)	$(2,792,114)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,669,823	7,457,525
Deferred rent payable	690,608	(1,053,685)
Deferred taxes	116,688	(273,584)
Accrued interest on member loans	-	281,180
(Income) loss on equity method investments	(948,852)	77,361
Impairment	-	5,133,552
Loss on disposal of assets	-	34,508
Derivative expense	10,095,000	-
Issuance of stock-based compensation	55,546	-
Issuance of restricted stock	294,994
Control premium	5,000,000	-
Changes in operating assets and liabilities:
Accounts receivable	470,179	(1,099,712)
Inventory	387,789	(195,357)
Prepaid expenses and other current assets	(520,065)	(201,040)
Security deposits	(9,900)	(198,499)
Other assets	(441,479)	(625,940)
Accounts payable	(1,699,823)	1,062,959
Accrued expenses	723,076	220,199
Deferred revenue	(20,001)	(46,885)
Net cash (used in) provided by operating activities	(5,989,892)	7,780,468

Investing activities:
Purchase of property and equipment	(1,446,319)	(7,225,640)
Purchase of minority interests	(5,662,000)	-
Investment	343,363	(179,613)
Due from related parties	(683,896)	696,450
Net cash used in investing activities	(7,448,852)	(6,708,803)

Financing activities:
Cash overdraft	(318,198)	441,014
Proceeds from line of credit	7,175,000	3,650,000
Repayment of line of credit	(5,335,913)	(2,422,222)
Repayment of notes payable	(320,000)	(20,000)
Repayment of capital lease	-	(45,259)
Proceeds from member loans	578,915	1,546,222
Repayment of member loans	(5,606,528)	(1,342,253)
Issuance of restricted stock	6	-
Contributions from members	520,000	1,629,504
Proceeds from merger	15,453,217	-
Proceeds from equity offering, net of issuance costs	13,251,514	-
Distributions to members	(1,383,407)	(5,189,593)
Net cash provided by (used in) financing activities	24,014,606	(1,752,587)

Effect of exchange rate changes on cash	61,494	(12,092)

Net increase (decrease) in cash	10,637,356	(693,014)
Cash and cash equivalents, beginning of year	1,043,730	1,736,744

Cash and cash equivalents, end of year	$11,681,086	$1,043,730
Supplemental disclosure of cash flow data:
Interest paid	$2,040,567	$213,375
Income taxes paid	$685,421	$83,255

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Merger:

 On October 16, 2013, the Company closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“One Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among Committed Capital, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Committed Capital (“Merger Sub”), One Group and Samuel Goldfinger as One Group Representative. Pursuant to the Merger Agreement, One Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into One Group, and the former members of One Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital. In connection with the Merger the Company received approximately $28,800,000 in cash and assumed accrued expense liabilities of approximately $1,500,000.

At the closing of the Merger, the Company issued to the former holders of One Group membership interests (the “TOG Members”) and to a liquidating trust (the “Liquidating Trust”) established for the benefit of TOG Members and holders of warrants to acquire membership interests of One Group (“TOG Warrant Owners”) an aggregate of 12,631,400 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and paid to such TOG Members an aggregate of $11,750,000 in cash (collectively, the “Merger Consideration”). As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of One Group and currently our Chief Executive Officer and a Director, 1,000,000 shares of Common Stock as a control premium. The foregoing shares are in addition to the 7,680,666 shares issued to Mr. Segal and related entities in respect of his pro rata portion of shares of Common Stock issued to all TOG Members. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares (the “Escrow Shares”) were deposited into an escrow account (the “Escrow Account”) at Continental Stock Transfer & Trust Company, as escrow agent (the “Escrow Agent”) to secure certain potential adjustments to the Merger Consideration as described below and certain potential indemnification obligations.

In addition, the Merger Agreement provided for up to an additional $14,100,000 of payments to the TOG Members and the Liquidating Trust based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make these payments on a monthly basis. Additionally, certain One Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Common Stock portion of the Merger Consideration is subject to adjustment to reflect working capital shortfalls and excess liabilities compared to the amounts that were set forth in a closing statement delivered by One Group within 90 days following the Closing of the Merger. Working capital shortfalls did not exceed by $100,000 the ordinary working capital and therefore no payment was required. Adjustment liabilities exceeded excess liabilities by $12,721 greater than $20,000 in the aggregate, which caused the TOG Members and the Liquidating Trust, on a pro rated basis, to be liable to the Company for an amount equal to the sum of any excess liabilities and working capital shortfall which equaled $32,721. The payment required to be made with respect to the foregoing was made by a reduction of the Escrow Shares.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Company is the accounting acquiree and One Group is the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of One Group, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and One Group, historical operations of One Group and operations of the Company from the Effective Date. Membership interests and the corresponding capital amounts of One Group pre-Merger have been retroactively restated as shares of common stock reflecting the 8.09 to one exchange ratio in the Merger. All references in this Report to equity securities and all equity-related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of Common Stock, additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

In connection with the closing of the Merger, the Company completed a private placement of 3,131,339 shares of Common Stock at a purchase price of $5.00 per share to purchasers that included some of the Company’s existing shareholders (collectively, the “Investors”), realizing gross proceeds of $15,656,695 (the “October 2013 Private Placement”). Jefferies LLC served as placement agent for the October 2013 Private Placement.

Note 2 - Business and summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements of Committed Capital Acquisition Corporation and Subsidiaries include the accounts of THE ONE GROUP, LLC (“THE ONE GROUP”) and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK-Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKout Midtown, LLC (“STKout Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G (Aldwych) Limited (“TOG Aldwych”), CA (Aldwych) Limited (“CA Aldwych “), BBCLV, LLC (“BBCLV”) and STK DC, LLC (“STK DC”). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:

THE ONE GROUP is a limited liability company (“LLC”) formed on December 3, 2004 under the laws of the State of Delaware. THE ONE GROUP is a management company, as well as holds a majority interest in the entities noted above. As per the LLC Operating Agreement of THE ONE GROUP, such LLC is set to expire on December 31, 2099.

Little West 12th is an LLC formed on February 28, 2005 under the laws of the State of Delaware. Little West 12th, which commenced operations on September 8, 2006, operates a restaurant known as STK located in New York, New York. As per the LLC Operating Agreement of Little West 12th, such LLC is set to expire on December 31, 2099. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 61.22% interest in this entity.

One LA is a limited partnership formed on April 20, 2006 under the laws of the State of New York. One LA, which commenced operations on June 20, 2007, operated a restaurant known as One Restaurant located in West Hollywood, California. As per the LLC Operating Agreement of One LA, such LLC is set to expire on December 31, 2099. However, on August 1, 2009, One LA ceased operations. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 78.47% interest in this entity.

Bridge is an LLC formed on January 4, 2005 under the laws of the State of California. Bridge operates a restaurant, bar and lounge known as STK and Coco de Ville located in Los Angeles, California. STK commenced operations on February 24, 2008 and Coco de Ville commenced operations on May 13, 2008. On January 15, 2011, Coco de Ville ceased operations. As per the LLC Operating Agreement of Bridge, such LLC is set to expire on December 31, 2057. As of December 31, 2013 and December 31, 2012, STK-LA has a 77% interest in this entity.

STK-LA, which is wholly-owned by THE ONE GROUP, is an LLC formed on May 31, 2007 under the laws of the State of New York. STK-LA has a 77% interest in Bridge. As per the LLC Operating Agreement of STK-LA, such LLC is set to expire on December 31, 2099.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 60% interest in this entity. On October 23, 2013 THE ONE GROUP executed a Transfer Agreement in which it purchased the remaining 40% interest in WSATOG from the previous minority shareholder for $1,800,000.

Miami Services, which is wholly-owned by WSATOG, is an LLC formed in October 18, 2007 under the laws of the State of Florida. Miami Services, which commenced operations on March 24, 2008, operates a food and beverage service through The Perry Hotel located in Miami Beach, Florida. As per the LLC Operating Agreement of Miami Services, such LLC is set to exist in perpetuity.

STK Miami, which is wholly-owned by WSATOG, is an LLC formed on October 18, 2007 under the laws of the State of Florida. STK Miami operates a restaurant, bar and lounge known as STK and Coco de Ville located in Miami Beach, Florida. STK commenced operations on January 4, 2010 and Coco de Ville commenced operations on February 4, 2010. On July 3, 2011, Coco de Ville ceased operations. As per the LLC Operating Agreement of STK Miami, such LLC is set to exist in perpetuity.

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operates a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of December 31, 2013 Little West 12th has a 63.4% interest in this entity and at December 31, 2012, Little West 12th has a 55% interest in this entity. Tenjune ceased operations on February 15, 2014.

JEC II is an LLC formed on May 28, 2003 under the laws of the State of New York. JEC II, which commenced operations on December 2, 2003, operated a restaurant known as One Restaurant located in New York, New York. In 2010, JEC II changed its concept and name of the restaurant to The Collective. On June 11, 2011, JEC II ceased operations. As per the LLC Operating Agreement of JEC II, such LLC is set to expire on December 31, 2099. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 96.14% interest in this entity.

One TCI, which is wholly-owned by THE ONE GROUP, was formed on December 19, 2008 in Turks and Caicos Islands, British West Indies. One TCI, which commenced operations in 2009, held a management agreement with a hotel in Turks and Caicos to operate and manage the food and beverage operations in that hotel. One TCI ceased operations on October 31, 2011.

One Marks is an LLC formed on December 7, 2004 under the laws of the State of Delaware to hold the “One” trademark. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 95.09% interest in this entity.

MPD, which is wholly-owned by Little West 12th, is an LLC formed in October 24, 2005 under the laws of the State of New York. MPD commenced operations on June 13, 2011 and operates the STK rooftop in New York, New York. It is management’s intent that such LLC will continue in existence in perpetuity.

One 29 Park Management, which is wholly-owned by THE ONE GROUP, is an LLC formed on April 22, 2009 under the laws of the State of New York. One 29 Park Management owns ten percent of One 29 Park, LLC, which operates a restaurant and manages the rooftop of a hotel located in New York, New York. Operations for One 29 Park Management commenced on August 18, 2010. As per the LLC Operating Agreement of One 29 Park Management, such LLC is set to exist in perpetuity.

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKout Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. As of December 31, 2012, THE ONE GROUP has a 73% interest in this entity. THE ONE GROUP purchased all of the minority interest of Midtown Holdings during 2013 for $3,834,000. As of December 31, 2013 THE ONE GROUP has a 100% interest in this entity.

STK Midtown, which is wholly-owned by Midtown Holdings, is an LLC formed on December 30, 2009 under the laws of the State of New York. STK Midtown commenced operations on December 7, 2011 and operates a restaurant known as STK located in New York City, New York. It is management’s intent that such LLC will continue in existence in perpetuity.

STKout Midtown, which is wholly-owned by Midtown Holdings, is an LLC formed on December 30, 2009 under the laws of the State of New York. STKout Midtown commenced operations on March 28, 2012 and operated a kiosk known as STKout in New York, New York. It is management’s intent that such LLC will continue in existence in perpetuity. STKout Midtown ceased operations in 2013.

STK Atlanta, which is wholly-owned by THE ONE GROUP, is an LLC formed on December 9, 2009 under the laws of the State of Georgia. STK Atlanta operates two restaurants known as STK and Cucina Asellina located in Atlanta, Georgia. STK commenced operations on December 15, 2011 and Cucina Asellina commenced operations on February 20, 2012. It is management’s intent that such LLC will continue in existence in perpetuity.

STK Vegas, which is wholly-owned by THE ONE GROUP, is an LLC formed on November 13, 2009 under the laws of the State of Nevada. STK Vegas manages a restaurant known as STK located at the Cosmopolitan Hotel in Las Vegas, Nevada which commenced operations on December 15, 2010. It is management’s intent that such LLC will continue in existence in perpetuity.

One Atlantic City, which is wholly-owned by THE ONE GROUP, is an LLC formed on January 31, 2012 under the laws of the State of New Jersey. One Atlantic City commenced operations on April 9, 2012 and operated a restaurant known as ONE in Atlantic City, New Jersey. It is management’s intent that such LLC will continue in existence in perpetuity. One Atlantic City ceased operations on December 11, 2012.

Asellina Marks is an LLC formed on December 5, 2011 under the laws of the State of Delaware to hold the “Asellina” trademark. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 50% interest in this entity.

Heraea, which is wholly-owned by THE ONE GROUP, is an LLC formed on May 1, 2012 under the laws of the State of Nevada. Heraea commenced operations in February 2013 and operated a restaurant in Las Vegas, Nevada. It is management’s intent that such LLC will continue in existence in perpetuity. Heraea ceased operations on September 24, 2013.

Xi Shi Las Vegas, which is wholly-owned by THE ONE GROUP, is an LLC formed on August 14, 2012 under the laws of the State of Nevada. It is management’s intent that such LLC will continue in existence in perpetuity. Xi Shi Las Vegas was originally expected to commence operations in 2013 in Las Vegas, Nevada, but a determination was made in 2013 to not open Xi Shi.

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. As of December 31, 2012, THE ONE GROUP had a 50.01% interest in this entity. On October 10, 2013 THE ONE GROUP executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority shareholder in exchange for membership interest in THE ONE GROUP.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. As of December 31, 2012, TOG UK had a 70% interest in this entity. On August 1, 2013 TOG UK executed a transfer agreement in which it purchased the remaining 30.00% interest in Hip Hospitality UK from the previous minority shareholder in exchange for membership interest in TOG UK.

TOG Aldwych, which is wholly-owned by TOG UK, was formed on April 18, 2011 under the laws of the United Kingdom. TOG Aldwych is a management company that manages and operates a restaurant, bar and lounges in the ME Hotel in London. Operations at these venues within the hotel commenced in 2012.

CA Aldwych, which is wholly-owned by TOG UK, was formed on July 4, 2012 under the laws of the United Kingdom. CA Aldwych is a management company that will manage and operate a restaurant known as Cucina Asellina in the ME Hotel in London. Operations at the restaurant commenced in 2013.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operates a restaurant known as Bagatelle in Las Vegas, Nevada. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 86.06% and 78.60% interest in this entity, respectively. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by THE ONE GROUP, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC will operate a restaurant known as STK in Washington, DC. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2013 and December 31, 2012, THE ONE GROUP has a 93.5% and 100% interest in this entity, respectively.

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investments:

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations and comprehensive (loss) income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in loss of Investee companies” in the consolidated statements of operations and comprehensive loss. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investments” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. See Note 8 for names of entities accounted for under the equity method and the Company’s percentage interest in such entities.

Fair value of financial instruments:

The carrying amount of cash, receivables, accounts payable, accrued expenses, member loans and line of credit approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

Cash and cash equivalents:

The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2013 and 2012.

Concentrations of credit risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable, which include credit card receivables. At times, the Company’s cash may exceed federally insured limits. At December 31, 2013 and 2012, the Company has cash balances in excess of federally insured limits in the amount of approximately $11,147,927 and $352,482, respectively. Concentrations of credit risk with respect to credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

The Company closely monitors the extension of credit to its noncredit card customers while maintaining allowances for potential credit losses, if required. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if required, based on a history of past write-offs and collections and current credit considerations. The allowance for uncollectible accounts receivable totaled $164,004 at both December 31, 2013 and 2012. The determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

As of December 31, 2013 and 2012, amounts owed from hotels accounted for approximately 66% and 65% of accounts receivable, respectively, and amounts owed from the landlord at STK Midtown accounted for approximately 11% and 6% of accounts receivable, respectively.

Noncontrolling interest:

Noncontrolling interest related to the Company’s ownership interests of less than 100% is reported as noncontrolling interest in the consolidated balance sheets. The noncontrolling interest in the Company’s earnings is reported as net loss attributable to the noncontrolling interest in the consolidated statements of operations and comprehensive loss.

Foreign currency translation:

Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency transaction gains or losses are recorded as other income (expense) in the consolidated statements of operations and comprehensive loss and amounted to $0 in both of the years ended December 31, 2013 and 2012.

Accounts receivable:

Accounts receivable is primarily comprised of normal business receivables such as credit card receivables, landlord contributions for construction, management and incentive fees and other reimbursable amounts due from hotel operators where the Company has a location, and are recorded when the products or services have been delivered or rendered at the invoiced amounts.

Inventory:

The Company’s inventory consists of food, liquor and other beverages and is valued at the lower of cost, on a first-in first-out basis, or market.

Property and equipment:

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives as follows:

Computer and equipment	5-7 years
Furniture and fixtures	5-7 years

Restaurant supplies are capitalized during initial year of operations. All supplies purchased subsequent are charged to operations as incurred. Leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful life of the assets or the lease term. Costs of maintenance and repairs are charged to operations as incurred. Any major improvements and additions are capitalized.

Impairment of long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing a review for impairment, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the asset carrying values and the present value of estimated net cash flows or comparable market values. No impairment was recognized during the year ended December 31, 2013. In 2012, management determined that 100% of the property and equipment for BBCLV were impaired. An impairment charge of $5,059,495 is recorded in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss in 2012.

In 2012, management decided to close One Atlantic City and STKout Midtown due to continuing losses. As a result, certain assets were deemed impaired. An impairment charge of $74,057 is recorded in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss in 2012.

Deferred rent:

Deferred rent represents the net amount of the excess of recognized rent expense over scheduled lease payments and recognized sublease rental income over sublease receipts. Deferred rent also includes the landlord’s contribution towards construction (lease incentive), that will be amortized over the lease term. For rent expense, the Company straight lines the expense.

Pre-opening expenses:

Costs of pre-opening activities are expensed as incurred.

Revenue recognition:

Revenue consists of restaurant sales, management, incentive and royalty fee revenues. The Company recognizes restaurant revenues when goods and services are provided. Revenue for management services (inclusive of incentive fees) are recognized when services are performed or earned and fees are billable. Royalty fees are recognized as revenue in the period the licensed restaurants’ revenues are earned.

Deferred revenue:

Deferred revenue represents gift certificates outstanding and deposits on parties. The Company recognizes this revenue when the gift certificates are redeemed and/or the parties are held.

Taxes collected from customers:

The Company accounts for sales taxes collected from customers on a net basis (excluded from revenues).

Income taxes:

For the year ended December 31, 2012 the Company was not a taxpaying entity for Federal or state income tax purposes. Accordingly, no Federal or state income tax expense had been recorded in the accompanying consolidated financial statements for that year. Income or loss of the Company was allocated to the members for inclusion in their individual income tax returns. The Company was however, liable for New York City unincorporated business tax for that year. In addition, four of the entities included in the consolidated financial statements are foreign entities (UK entities). These companies remain liable for local statutory taxes which have been provided for in the consolidated financial statements. In connection with the Merger, the Company became a corporation that is subject to Federal, state and local taxes.

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the consolidated financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company increased its valuation allowance by $10,300,000 during 2013. See Note 11, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company has no unrecognized tax benefits at December 31, 2013 and 2012. The Company’s U.S. Federal, state and local income tax returns prior to fiscal year 2010 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s foreign income tax returns prior to fiscal year 2011 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising expense included in continuing operations amounted to $1,462,165 and $1,614,090 in 2013 and 2012, respectively.

Stock-based compensation:

Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

Comprehensive income (loss):

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. The amount of other comprehensive income (loss) related to the foreign currency adjustment amounted to $61,494 and ($12,092) as of December 31, 2013 and 2012, respectively.

Net (loss) income per share:

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. For the years ended December 31, 2013 and 2012, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share because we had net losses presented and therefore equivalent shares would have an anti-dilutive effect.

Recent accounting pronouncements

In July 2013, the FASB issued amendments to FASB ASC Topic 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments will be effective for public entities for annual periods beginning after December 15, 2013. The Company is currently reviewing the implications of this amendment, but does not believe it will have a material impact on the consolidated results of operations or on the financial position.

Note 3 - Inventory:

Inventory consists of the following:

	At December 31,
	2013	2012

Food	$79,773	$116,191
Beverages	898,619	1,249,990

Totals	$978,392	$1,366,181

Note 4 - Property and equipment, net:

Property and equipment, net consist of the following:

	At December 31,
	2013	2012
Furniture, fixtures and equipment	$6,382,710	$6,033,422
Leasehold improvements	17,897,561	23,767,148
Construction in progress	826,065	11,653
Restaurant supplies	602,261	592,583
	25,708,597	30,404,806
Less accumulated depreciation and amortization	12,263,184	16,769,324

Totals	$13,445,413	$13,635,482

Depreciation and amortization related to property and equipment included in continuing operations amounted to $1,598,080 and $7,329,860 in the years ended December 31, 2013 and 2012, respectively.

Note 5 – Accrued expenses:

Accrued expenses at December 31 consisted of the following:

	2013	2012

Sales tax payable	$493,886	$750,612
Legal	-	248,068
Payroll and related	498,228	258,644
Interest	-	277,633
Termination costs	1,375,341	-
Due to hotels	200,000	250,721
Property and equipment	-	242,814
Other	569,752	385,639

Totals	$3,137,207	$2,414,131

Note 6 - Notes payable:

On October 1, 2009, the Company entered into a promissory note with an entity owned by a relative of a member in the amount of $300,000, whereby principal and all unpaid and accrued interest are due on demand. Interest accrues at a rate of 20%, half of the interest (interest at a rate of 10% per annum) shall be paid by THE ONE GROUP in eight consecutive quarterly fixed payments of interest only, in arrears, in the amount of $7,500 and all remaining interest shall be repaid in full when the note is settled. The loan is secured by a portion of THE ONE GROUP’s interest in the following subsidiaries: a 10.14% ownership interest in JEC II, a 6.55% ownership interest in One Marks, a 5.19% ownership interest in Little West 12th and a 4.63% ownership interest in One-LA. At December 31, 2012, $300,000 remained outstanding under this note. This note was subordinate to the credit facility with the bank. This note, along with accrued interest, was repaid in conjunction with the Merger and the proceeds realized therefrom.

On October 1, 2009, THE ONE GROUP purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. The Company paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note and issued warrants (See Note 15) to purchase up to 10,090 membership units of the Company at an exercise price of $22.94 per membership unit which were cancelled in connection with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At December 31, 2013 and 2012, $15,000 and $35,000 remained outstanding under this note, respectively.

On October 31, 2011, the Company entered into a credit facility with a bank to borrow up to $3,000,000. The credit facility is to accrue at an interest rate equal to the greater of prime plus 1.75% and 5.0% (5% at December 31, 2013 and 2012, respectively) through April 30, 2014. In January 2013, the Company refinanced its credit facility with the bank to borrow up to $5,000,000. The credit facility is to accrue at an interest rate equal to the greater of prime plus 1.75% and 5.0% through April 30, 2015, the termination date. The agreement contains certain financial and nonfinancial covenants which the Company failed to meet for the quarter ended December 31, 2013. The Company obtained a waiver from the bank for all covenant violations. The CEO of the Company had previously personally guaranteed this credit facility and in exchange the Company paid him an annual fee of 3% which for the years ended December 31, 2013 and 2012 was $102,833 and $57,399, respectively. The credit agreement is secured by substantially all of the assets of THE ONE GROUP, STK Atlanta, STK Vegas, One 29 Park Management and was guaranteed by the CEO of the Company. On October 15, 2013, the Company entered into an amendment to the credit facility whereby BankUnited agreed, upon effectiveness of the Merger, to the release and termination of the CEO’s guarantee and pledge, certain subordination agreements of the CEO and related entities and the release of the assignment of the proceeds of the key-man life insurance policy on the life of the CEO. The amendment also imposed certain post-closing obligations on the Company, including executing a guarantee in favor of BankUnited unconditionally guaranteeing all of the obligations of the borrowers and the pledge of all of the membership interests of the Company. This post-closing obligation was met on October 25, 2013 when the Company entered into the Pledge Agreement and Guarantee Agreement with BankUnited. At December 31, 2013 and 2012, $4,316,865 and $2,477,778 remained outstanding under this credit facility, respectively.

Minimum future payments on the notes payable in each of the years subsequent to December 31, 2013 are $15,000 in 2014 and $4,316,865 in 2015.

Interest expense recognized related to these notes amounted to $293,136 and $148,141 for the years ended December 31, 2013 and 2012, respectively.

Note 7 - Member loans:

In 2007, the Company entered into several demand loans with a member totaling $4,392,777 that accrue interest ranging from 6% to 12%. On February 27, 2009, $1,000,000 was converted to equity. In 2012, one of the notes for $500,000 was forgiven by the member in exchange for all of our membership interest in an investment in 408 W 15 Members LLC, an unrelated party, which was held by the Company. There was no gain or loss recognized in this exchange. At December 31, 2012, $4,181,391, including accrued interest of $1,398,925 was outstanding under these loans. In 2013, the Company entered into two demand loans with a member totaling $2,000,000. All outstanding principal and accrued interest as of October 16, 2013 was repaid in conjunction with the Merger. Interest expense recognized related to these member loans was $358,104 and $281,299 in 2013 and 2012, respectively.

On October 13, 2009, the Company entered into a promissory note with a member in the amount of $750,000, with interest accruing at a monthly rate of 12%. Principal and all unpaid and accrued interest are due on October 13, 2014. Subsequently, this member provided additional funds in the amount of $26,652 to the Company to be paid in accordance with the terms above. The loan was repaid in 2012. Interest expense recognized related to this member loan was $8,408 in 2012. These notes, along with accrued interest, were repaid in conjunction with the Merger.

On December 9, 2011, TOG UK entered into two loan agreements with entities that are controlled by a member for funds up to £230,000 and £300,000. The loans were due on demand and are accruing interest at an interest rate of 8%. These notes, along with accrued interest, were repaid in conjunction with the Merger. At December 31, 2012, $846,222 was outstanding under these loans. Interest expense recognized related to these loans was $72,167 and $45,379 in 2013 and 2012, respectively.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At December 31, 2013 and 2012, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore consolidation in the Company’s financial statements is not required. At December 31, 2013 and 2012, the Company held the following investments:

	At December 31,
	2013	2012
Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)	$840,614	$1,075,418
Bagatelle Little West 12th, LLC ( “Bagatelle NY”)	1,192,363	439,365
Bagatelle La Cienega, LLC (“Bagatelle LA”)	-	-
Totals	$2,032,977	$1,514,783

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. See Note 9 for condensed financial information related to these entities.

During the years ended December 31, 2013 and 2012, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Investments:

The Company has investments in Bagatelle Investors, Bagatelle NY and Bagatelle LA as reflected in Note 8. In addition, the Company has an investment in One 29 Park, LLC (“One 29 Park”) with a carrying amount of $506,000 and $419,000 at December 31, 2013 and 2012, respectively. These investments have been accounted for under the equity method. Included in due to/from related parties at December 31, 2013 and 2012 are net amounts due to/(from) these entities of $29,123 and $(488,805), respectively. Included in accounts receivable are management fees due at December 31, 2013 and 2012 from these entities for $415,371 and $345,786, respectively.

Condensed financial information for Bagatelle Investors, Bagatelle NY, Bagatelle LA and One 29 Park as of, and for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park

Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$164,662	$1,628,639		$94,634		$2,136,179
Noncurrent assets	2,944,785	2,708,504		587,861		1,182,845
Current liabilities	(1,471)	(707,324)		(1,187,803)		(750,430)
Noncurrent liabilities	-	(171,996)		(26,771)		-
Equity	$3,107,976	$3,457,823		$(532,079)		$2,568,594

Revenues	$-	$12,137,584		$1,660,135		$10,454,523
Operating income (loss)	271,606	1,987,230		(665,838)		2,014,725
Net income (loss)	271,606	1,928,587		(665,838)		371,739

	December 31, 2012:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park
Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$684,095	$1,165,932		$107,517		$1,673,947
Noncurrent assets	3,229,291	2,702,895		674,312		1,171,226
Current liabilities	(117,017)	(1,512,816)		(626,338)		(567,270)
Noncurrent liabilities	-	(119,956)		(21,732)		-
Equity	$3,796,369	$2,236,055		$133,759		$2,277,903

Revenues	$-	$6,089,189		$1,745,057		$10,911,564
Operating income (loss)	(184,380)	105,420		(995,511)		2,185,157
Net income (loss)	(184,380)	79,416		(1,002,842)		499,847

(1)	This reflects the Company's direct ownership of 5.23% in Bagatelle NY. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13%

(2)	This reflects the Company’s direct ownership of 5.23% in Bagatelle LA. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33%.

The Company has accounted for its investments in Bagatelle LA and One 29 Park, LLC under the equity method due to its ability to exercise significant influence over such entities.

Note 10 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. Included in other assets are noninterest bearing cash advances made to related parties that are not expected to be repaid within the next twelve months. As of December 31, 2013 and 2012, these advances amounted to $1,107,220 and $678,495, respectively.

The Company incurred approximately $59,600 and $950 in 2013 and 2012, respectively, for design services at the various restaurants to an entity owned by one of the Company’s members. Included in accounts payable at December 31, 2013 and 2012 is a balance due to this entity of approximately $0 and $20,400, respectively.

The Company incurred approximately $1,161,000 and $654,000 in 2013 and 2012, respectively, for legal fees to an entity owned by one of the Company’s members. Included in accounts payable and accrued expenses at December 31, 2013 and 2012 is a balance due to this entity of approximately $416,700 and $410,000, respectively.

The Company incurred approximately $0 and $53,000 in 2013 and 2012, respectively, for consulting fees to an entity owned by one of the Company’s members.

The Company incurred approximately $1,825,400 in 2013 for construction services to an entity owned by one of the Company’s members. Included in accounts payable at December 31, 2013 is a balance due to this entity of approximately $15,900. There were no amounts incurred with respect to this related entity for 2012.

Note 11 - Income taxes:

The provision for income tax expense consists of the following:

	Year Ended
	December 31,	December 31,
	2013	2012
Current tax expense:
Federal	$-	$-
State and local	211,205	301,932
Foreign	165,000
Total current tax expense	376,205	301,932

Deferred tax expense (benefit):
Federal	-	-
State and local	116,690	(288,130)
Total deferred tax expense (benefit)	116,690	(288,130)

Total income tax expense	$492,895	$13,802

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes from continuing operations is reconciled as follows:

	Year ended
	December 31,	December 31,
	2013	2012
Income (loss) from continuing operations before
Provision for income taxes
Domestic	$(17,082,577)	$7,553,949
Foreign	1,101,614	(307,382)
Total	$(15,980,963)	$7,246,567

	Year ended
	December 31,		December 31,
	2013		2012
Income tax expense at federal statutory rate	$(5,433,527)	34.0%	$-
State and local taxes – current	139,395	(0.9)%	301,932	4.2%
State and local taxes – deferred	(1,818,068)	11.4%	(176,755)	(2.4)%
Transaction costs	923,179	(5.8)%	-
Nondeductible control premium	1,700,000	(10.6)%	-
Goodwill	(3,018,444)	18.9%	-
Deferred tax from rate change from LLC to C corporation	(2,104,370)	13.2%	-
Change in valuation allowance	10,249,612	(64.1)%	(111,375)	(1.6)%
Other items, net	(144,882)	0.8%	-
Total income tax expense	$492,895	(3.1)%	$13,802	0.2%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. At December 31, 2011, a valuation allowance equal to 100% of the deferred tax assets has been provided for JEC II due to the uncertainty related to the extent and timing of JEC II’s future taxable income. In 2012, JEC II began generating income through its interest in Bagatelle NY, which was profitable in 2012 and is expected to generate future taxable income. As such, the valuation allowance was reversed in 2012. In 2013, the Company increased its valuation allowance by $10,300,000 due to its cumulative losses.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

	Year ended
	December 31,	December 31,
	2013	2012
Deferred tax assets:
State and local net operating loss carryforwards	$1,042	$76,918
Deferred rent liabilities	787,362	169,183
Lease incentives	34,893	36,868
Depreciation and amortization	1,454,206	66,413
Stock compensation	23,329	-
FICA tip credit carryforward	126,010	-
Net operating loss	4,427	-
Goodwill	3,687,236	-
Derivative expense	4,239,900	-
Restricted stock grant	123,900	-

Total deferred tax assets	10,482,305	349,382

Valuation allowance	(10,249,612)	-

Net deferred tax assets	$232,693	$349,382

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB guidance which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2013 and 2012.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (in whole or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred domestic income tax liability is impracticable due to the complexities associated with its hypothetical calculation.

As of December 31, 2013, the Company has a Federal and state net operating loss carryovers of $13,000. These net operating losses expire in 2033.

Note 12 – Derivative liability:

On October 16, 2013, the Merger provided for up to an additional $14,100,000 of payments to the TOG Members and the Liquidating Trust based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make any payments on a monthly basis. Additionally, certain One Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Company estimates the fair value of the derivative liability using the Monte Carlo method, which is comprised of the $14,100,000 in payments and the $900,000 in contingent sign-on bonus for a total of $15,000,000. The fair value of the derivative liability is initially measured on October 16, 2013 and is re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations as a derivative expense. In applying the Monte Carlo method, the Company uses the following key inputs and assumptions; the stock price on the valuation date, the exercise price of the warrants of $5.00, the trigger price of $6.25, the expected volatility which is based on an analysis of comparable companies historical stock price volatilities for a period comparable to the term of the warrants, the expected months until effective registration statement, the term based on the period from the valuation date until the two-year period following the expected date of the effective registration, the risk-free rate based on the rate of US treasury securities with the same term and the discount rate based on the aggregate of the expected short-term margin and the risk-free rate.

The following tables summarize the components of derivative liabilities:

		Measurement
		Date
	December 31,	October 16,
	2013	2013
Fair value of derivative liability	$10,095,000	$7,648,000

Significant assumptions (or ranges):
Trading market values (1)	$5.75	$5.00
Term (years) (2)	2.08	2.25
Expected volatility (1)	41.4%	35.6%
Risk-free rate (2)	0.38%	0.42%
Discount rate (3)	1.24%	1.28%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	1	3

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $10,095,000 of derivative expense for the year ended December 31, 2013.

Note 13 - Commitments and contingencies:

Operating leases:

The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to 2013 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount

2014	$6,104,800	$(1,127,152)	$4,977,648
2015	5,963,009	(1,075,083)	4,887,926
2016	5,972,152	(1,063,785)	4,908,367
2017	5,639,513	(844,061)	4,795,452
2018	5,548,726	(864,156)	4,684,570
Thereafter	50,440,896	(3,626,551)	46,814,345
Total	$79,669,096	$(8,600,788)	$71,068,308

In January 2010, STK Midtown entered into a lease agreement for a term of twenty years, which was subsequently amended, that provides for the landlord to contribute up to $1,036,900 towards construction, is included in deferred rent and will be amortized over the lease term. As of December 31, 2013 and 2012, $153,332 and $210,458, respectively, remains outstanding and is included in accounts receivable.

Rent expense (including percentage rent of $424,181 and $1,405,577), included in continued operations, amounted to $3,795,248 and $3,051,896 in 2013 and 2012, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $566,433 and $391,983 in 2013 and 2012, respectively, related to subleases with related and unrelated parties which expires through 2025.

The CEO of the Company is a limited personal guarantor of the leases for the STK Miami premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. The CEO is a limited personal guarantor of the leases for the Bagatelle New York premises with respect to JEC II, LLC’s payment and performance under the lease. The CEO is also a surety to an equipment lease executed by the Company for the benefit of BBCLV, which owned and operated the recently closed Bagatelle Las Vegas.

License and management fees:

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $79,120 and $85,974 in 2013 and 2012, respectively. Included in accounts payable at December 31, 2013 and 2012 are amounts due for management fees of $39,514 and $38,783, respectively.

Basement Manager, pursuant to its operating agreement, is obligated to pay management fees to the two managers of the nightclub. The Company terminated the management services for these two managers in February 2013. Management fees amounted to $60,989 and $300,000 in each of 2013 and 2012, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $4,117,533 and $2,613,812 in 2013 and 2012, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $693,847 and $762,191 in 2013 and 2012, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $817,940 and $194,356 in 2013 and 2012, respectively. Included in accounts receivable at December 31, 2013 and 2012 are amounts due for management fees and reimbursable expenses of $790,511 and $576,139, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees, marketing fees and additional fees were waived in 2012. Management fee amounted to $1,206,139 in 2013. Included in accounts receivable at December 31, 2013 are amounts due for management fees of $143,474.

In May 2012, Heraea entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, Heraea was to receive a management fee equal to 5% of gross revenues, as defined, and a profit share of gross operating profit, as defined. In 2013 the Company made a decision to discontinue this operation and is currently in discussion with the third party to terminate the management agreement. The results of operations and estimated termination costs are included in Discontinued Operations.

Note 14 - Retirement plan:

Effective January 1, 2012, the Company maintains a profit-sharing plan covering all eligible employees in accordance with Section 401(k) of the Internal Revenue Code. The plan is funded by employee and employer contributions. Employer contributions to the plan are at the discretion of the Company. There were no employer contributions in 2013 and 2012.

Note 15 - Outstanding warrants:

At December 31, 2012, there were outstanding warrants to purchase 62,280 membership units of THE ONE GROUP at prices ranging from $22.94 to $32.00 per unit. The warrants became exercisable in 2009 through 2012 and expire at various dates through 2021. In connection with the Merger, the warrants that were outstanding at October 16, 2013 were converted into shares of the Company at an exchange ratio of 8.09 and these shares were put into a liquidating trust that was established between members of THE ONE GROUP and a designated trustee (“Liquidating Trust”) in order to hold and distribute the trust’s assets. The Company issued warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants became exercisable as of the effectiveness of the post-effective amendment on February 27, 2014 and will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on the effective date. As a result of the effectiveness, holders of these warrants issued and outstanding may now exercise them and receive shares of common stock upon the payment of the related exercise price.

Note 16 - Discontinued operations:

Management decided to cease operations for the following entities: One Atlantic City (2012), STKout Midtown (2013), BBCLV (2013) and Heraea (2013).

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Revenue	$1,802,832	$3,544,070
Costs and expenses	7,182,449	8,435,397
Loss from discontinued operations	(5,379,617)	(4,891,327)
Loss from impairment charge	-	(5,133,552)

Net loss from discontinued operations	$(5,379,617)	$(10,024,879)

Note 17 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 18 - Other matters:

In 2011, Basement Manager was under a sales tax audit by New York State Department of Taxation and Finance. In 2013, the case was settled for approximately $43,000, which has been accrued for and included in other expense in 2012. In addition, Miami Services is currently undergoing a sales tax audit by Florida Department of Revenue. The cases are still ongoing, however, at the present time, the Company does not believe that the exposure is greater than $390,000, of which approximately $321,000 is included in other expense and approximately $69,000 is included in interest expense in 2012.

In January 2012, STK Miami Services entered into an amendment to its services agreement with its landlord whereby STK Miami Services received $5,000,000 as consideration for including in the amendment, the option for the landlord to terminate the existing agreement. Should the landlord terminate the agreement, the landlord is obligated to pay a termination fee as defined in the agreement.

Note 19 - Stockholders’ equity:

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2013, there were 24,946,739 outstanding shares of Common Stock and no outstanding shares of preferred stock.

The Company issued warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants became exercisable as of the effectiveness of the post-effective amendment on February 27, 2014 and will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on the effective date. As a result of the effectiveness, holders of these warrants issued and outstanding may now exercise them and receive shares of common stock upon the payment of the related exercise price.

Prior to the closing of the merger, there were 12,500,000 outstanding shares of Common Stock held by the Company’s initial stockholders. At the closing of the Merger, certain of the Company’s initial stockholders forfeited an aggregate of 3,375,000 shares of Common Stock back to the Company in accordance with their respective insider letter agreements. Subsequent to the forfeiture, there were 9,125,000 outstanding shares of Common Stock held by the Company’s initial stockholders.

At the closing of the Merger, the Company issued to the TOG Members and to the Liquidating Trust established for the benefit of TOG Members and TOG Warrant Owners 11,631,400 shares of Common Stock. As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of One Group and currently our Chief Executive Officer and a Director, 1,000,000 shares of Common Stock as a control premium. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares were deposited into an escrow account to secure certain potential adjustments to the Merger Consideration and certain potential indemnification obligations.

At the closing of the Merger, the Company issued 59,000 shares of restricted stock to the directors as a bonus in consideration of services provided in connection with the Merger.

In connection with the closing of the Merger, the Company completed a private placement of 3,131,339 shares of Common Stock at a purchase price of $5.00 per share to purchasers that included some of the Company’s existing shareholders, realizing gross proceeds of $15,656,695.

On October 23, 2013 the Company purchased the remaining 40% interest in WSATOG for $1,800,000. During 2013, the Company also purchased the remaining 27% interest in Midtown Holdings for $3,834,000. Professional fees associated with these transactions amounted to approximately $28,000. As of December 31, 2013, the Company has a 100% interest in both of these entities. For the year ended December 31, 2013, the total amount related to the purchase of minority interest is $5,662,000.

Note 20 - Stock-based compensation:

In October 2013, the board of directors approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) pursuant to which the Company may issue options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2013 Plan has reserved 4,773,992 shares of common stock for issuance. All awards will be approved by the board of directors or a committee of the board of directors to be established for such purpose.

The Company’s outstanding stock options have maximum contractual terms of up to ten years, principally vest on a quarterly basis ratably over five years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

In October 2013, in connection with their employment agreements, Messrs. Segal and Goldfinger were granted options to purchase 1,022,104 and 511,052, respectively, shares of common stock at an exercise price of $5.00 per share. Of these options, 50% vest over time and 50% will vest based on the achievement of targeted annual milestones which have not yet been set by the board of directors.

In December 2013, the directors were granted 59,000 shares of restricted stock.

For the year ended December 31, 2013, the Company recognized $350,540 of non-cash stock-based compensation expense in general and administrative expense in the consolidated statements of operations. Included in the 2013 amount of $350,540 is $295,000 for restricted stock.

As of December 31, 2013, there was approximately $2,612,144 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Year Ended
December 31, 2013
Expected life (in years)	6.5
Risk-free interest rate	1.41%
Volatility	32%
Dividend yield	0%

A summary of the status of stock option awards and changes during the year ended December 31, 2013 are presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2012	-	$-
Granted	766,578	$5.00
Exercised	-	$-
Cancelled, expired, or forfeited	-	$-
Outstanding at December 31, 2013	766,578	$5.00	9.80	$574,934
Exercisable at December 31, 2013	31,923	$5.00	9.80	$23,942

The weighted-average grant-date fair value of option awards granted, vested and non-vested during the year ended December 31, 2013 was $1.74.

Note 21 - Geographic information:

The following table contains certain financial information by geographic location for the years ended December 31, 2013 and 2012:

	Years ended December 31,
United States:	2013	2012
Revenues – owned units	$38,648,050	$56,429,452
Management, incentive and royalty fee revenue	4,979,190	3,496,914
Net assets	7,572,058	3,031,053

Foreign:
Revenues – owned units	$-	$-
Management and development fee revenue	2,357,438	194,356
Net assets (liabilities)	654,579	(542,306)

Note 22 - Subsequent events:

On February 10, 2014 the Company entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida. The Company expects that such restaurant will open in 2015.

On February 15, 2014 the Company closed its Tenjune operation in New York City and is currently exploring alternative uses for the space.

