Form 10-Q
period 2014-03-31
COMMITTED CAPITAL ACQUISITION Corp
filed 2014-05-15
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of Common Stock outstanding as of May 15, 2014:  24,940,195.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,239,687	$11,681,086
Accounts receivable, net	3,439,165	2,923,754
Inventory	808,376	978,392
Other current assets	890,854	832,951
Due from related parties	321,275	245,280
Total current assets	14,699,357	16,661,463

Property & equipment, net	14,756,214	13,445,413
Investments	2,582,885	2,539,272
Deferred tax assets	92,362	232,694
Other assets	1,436,397	1,333,432
Security deposits	882,080	984,657
Total assets	$34,449,295	$35,196,931

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$409,463	$256,843
Notes payable, current portion	10,000	15,000
Line of credit	4,353,968	4,316,865
Accounts payable	2,194,642	2,706,027
Accrued expenses	3,551,220	3,137,207
Due to related parties	28,719	27,979
Deferred revenue	76,130	27,527
Total current liabilities	10,624,142	10,487,448

Other long-term liabilities	39,750	39,750
Derivative liability	10,143,000	10,095,000
Deferred rent payable	6,461,468	6,348,097
Total liabilities	27,268,360	26,970,295

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,940,195 and 24,946,739 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	2,494	2,495
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	-	-
Additional paid-in capital	30,574,848	30,502,656
Accumulated deficit	(23,357,363)	(22,635,560)
Accumulated other comprehensive income	69,934	49,402
Total stockholders’ equity	7,289,913	7,918,993
Noncontrolling interest	(108,978)	307,643
Total stockholders’ equity including noncontrolling interest	7,180,935	8,226,636

Total Liabilities and Stockholders’ Equity	$34,449,295	$35,196,931

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Owned unit net revenues	$8,153,892	$9,386,763
Management and incentive fee revenue	2,119,028	1,595,218
Total revenue	10,272,920	10,981,981

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,145,028	2,442,244
Unit operating expenses	5,455,766	5,457,697
General and administrative	1,907,254	883,714
Depreciation and amortization	323,806	476,030
Management and royalty fees	21,082	20,205
Pre-opening expenses	246,348	39,833
Equity in income of investee companies	(114,408)	(233,056)
Derivative expense	48,000	-
Interest expense, net of interest income	18,923	154,577
Other expense (income)	101,521	(47,054)
Total costs and expenses	10,153,320	9,194,190

Income from continuing operations before provision for income taxes	119,600	1,787,791

Provision for income taxes	235,192	48,437

(Loss) income from continuing operations	(115,592)	1,739,354

Loss from discontinued operations, net of taxes	(925,174)	(1,892,680)

Net loss	(1,040,766)	(153,326)
Less: net loss attributable to noncontrolling interest	(318,963)	(241,463)
Net (loss) income attributable to Committed Capital Acquisition Corporation	(721,803)	88,137

Other comprehensive income
Currency translation adjustment	20,532	67,086
Comprehensive (loss) income	$(701,271)	$155,223

Basic and diluted (loss) income per share:
Continuing operations	$(0.00)	$0.15
Discontinued operations	$(0.04)	$(0.16)
Net (loss) income attributable to Committed Capital Acquisition Corporation	$(0.03)	$0.01

Shares used in computing basic and diluted (loss) income per share	24,946,668	11,631,400

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

								Total
								stockholders’
					Accumulated			equity
			Additional		other	Total		including
	Common stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	noncontrolling
	Shares	Par value	capital	deficit	(loss) income	equity	interest	interest

Balance at December 31, 2013	24,946,739	$2,495	$30,502,656	$(22,635,560)	$49,402	$7,918,993	$307,643	$8,226,636

Adjustment to escrow shares for unrecorded liabilities	(6,544)	(1)	1			-	-	-

Issuance of stock-based compensation			72,191			72,191		72,191

Member distributions			-			-	(97,658)	(97,658)

Gain on foreign currency translation, net					20,532	20,532		20,532

Net loss				(721,803)		(721,803)	(318,963)	(1,040,766)

Balance at March 31, 2014	24,940,195	$2,494	$30,574,848	$(23,357,363)	$69,934	$7,289,913	$(108,978)	$7,180,935

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(1,040,766)	$(153,326)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	376,319	796,899
Deferred rent payable	113,371	(10,766)
Deferred taxes	140,333	17,395
Accrued interest on member loans	-	69,739
(Income) loss on equity method investments	(114,408)	(233,056)
Derivative expense	48,000	-
Issuance of stock-based compensation	72,191	-
Changes in operating assets and liabilities:
Accounts receivable	(515,411)	(414,324)
Inventory	170,016	91,368
Prepaid expenses and other current assets	(57,903)	(624,543)
Security deposits	102,577	21,559
Other assets	(111,324)	(61,304)
Accounts payable	(511,385)	(322,338)
Accrued expenses	414,122	(378,151)
Deferred revenue	48,603	30,231
Net cash used in operating activities	(865,665)	(1,170,617)

Investing activities:
Purchase of property and equipment	(1,678,761)	(1,274,196)
Investment	70,796	8,642
Due from related parties	(75,255)	(86,057)
Net cash used in investing activities	(1,683,220)	(1,351,611)

Financing activities:
Cash overdraft	152,620	(174,531)
Proceeds from line of credit	1,900,278	3,050,000
Repayment of line of credit	(1,863,175)	(938,889)
Repayment of notes payable	(5,000)	(5,000)
Proceeds from member loans	-	500,000
Contributions from members	-	520,000
Distributions to members	(97,658)	(1,139)
Net cash provided by financing activities	87,065	2,950,441

Effect of exchange rate changes on cash	20,421	67,086

Net (decrease) increase in cash	(2,441,399)	495,299
Cash and cash equivalents, beginning of year	11,681,086	1,043,730

Cash and cash equivalents, end of year	$9,239,687	$1,539,029
Supplemental disclosure of cash flow data:
Interest paid	$50,985	$55,429
Income taxes paid	$133,717	$61,363

See notes to the consolidated financial statements.

COMMITTED CAPITAL ACQUISITION CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Merger:

 On October 16, 2013, Committed Capital Acquisition Corporation (the “Company”) closed a merger transaction (the “Merger”) with The ONE Group, LLC , a privately held Delaware limited liability company (“ One Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among Committed Capital, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Committed Capital (“Merger Sub”), One Group and Samuel Goldfinger as One Group Representative. Pursuant to the Merger Agreement, One Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into One Group, and the former members of One Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

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

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Company is the accounting acquiree and One Group is the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of One Group, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and One Group, historical operations of One Group and operations of the Company from the effective date of the Merger. Membership interests and the corresponding capital amounts of One Group pre-Merger have been retroactively restated as shares of common stock reflecting the 8.09 to one exchange ratio in the Merger. All references in this Report to equity securities and all equity-related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of Common Stock, additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

Note 2 - Business and basis of presentation:

Principles of consolidation:

The accompanying consolidated financial statements of Committed Capital Acquisition Corporation and Subsidiaries include the accounts of One Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK-Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKout Midtown, LLC (“STKout Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G (Aldwych) Limited (“TOG Aldwych”), CA (Aldwych) Limited (“CA Aldwych “), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”) and STK Orlando, LLC (“STK Orlando”). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:

The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. As of March 31, 2014, the Company owned and operated 7 and managed 9 restaurants and lounges, including six STKs throughout the United States and in London. Nine of our locations are operated under our six food and beverage hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2012, THE ONE GROUP had a 60% interest in this entity. On October 23, 2013 THE ONE GROUP executed a Transfer Agreement in which it purchased the remaining 40% interest in WSATOG from the previous minority shareholder for $1,800,000. As of March 31, 2014 and December 31, 2013 THE ONE GROUP has a 100% interest in this entity.

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operates a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of March 31, 2014 Little West 12th has a 65.8% interest in this entity and at December 31, 2013, Little West 12th has a 63.4% interest in this entity. Tenjune ceased operations on February 15, 2014.

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKout Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. THE ONE GROUP purchased all of the minority interest of Midtown Holdings during 2013 for $3,834,000. As of March 31, 2014 and December 31, 2013 THE ONE GROUP has a 100% interest in this entity.

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

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 THE ONE GROUP executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority shareholder in exchange for membership interest in THE ONE GROUP. As of March 31, 2014 and December 31, 2013 THE ONE GROUP has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. On August 1, 2013 TOG UK executed a transfer agreement in which it purchased the remaining 30.00% interest in Hip Hospitality UK from the previous minority shareholder in exchange for membership interest in TOG UK. As of March 31, 2014 and December 31, 2013 TOG UK has a 100% interest in this entity.

CA Aldwych, which is wholly-owned by TOG UK, was formed on July 4, 2012 under the laws of the United Kingdom. CA Aldwych is a management company that will manage and operate a restaurant known as Cucina Asellina in the ME Hotel in London. Operations at the restaurant commenced in 2013.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operates a restaurant known as Bagatelle in Las Vegas, Nevada. It is management’s intent that such LLC will continue in existence in perpetuity. As of March 31. 2014 and December 31, 2013, THE ONE GROUP has a 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by THE ONE GROUP, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC will operate a restaurant known as STK in Washington, DC. It is management’s intent that such LLC will continue in existence in perpetuity. As of March 31, 2014 and December 31, 2013, THE ONE GROUP has a 93.5% interest in this entity.

STK Orlando, which is wholly-owned by THE ONE GROUP, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando will operate a restaurant known as STK in Orlando, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of March 31, 2014 THE ONE GROUP has a 100% interest in this entity.

Unaudited interim financial information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2014.

Note 3 – Recent accounting pronouncements:

In July 2013, the FASB issued amendments to FASB ASC Topic 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments became effective for public entities for annual periods beginning after December 15, 2013. The Company has reviewed the implications of this amendment and it does not have a material impact on the consolidated results of operations or on the financial position.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-08 is being assessed by management.

Note 4 - Inventory:

Inventory consisted of the following:

	At March 31,	At December 31,
	2014	2013

Food	$70,813	$79,773
Beverages	737,563	898,619

Totals	$808,376	$978,392

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At March 31,	At December 31,
	2014	2013
Furniture, fixtures and equipment	$7,248,866	$6,382,710
Leasehold improvements	17,913,991	17,897,561
Construction in progress	1,493,904	826,065
Restaurant supplies	721,061	602,261
	27,377,822	25,708,597
Less accumulated depreciation and amortization	12,621,608	12,263,184

Totals	$14,756,214	$13,445,413

Depreciation and amortization related to property and equipment included in continuing operations amounted to $315,448 and $467,671 in the three months ended March 31, 2014 and 2013, respectively.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At March 31,	At December 31,
	2014	2013

Sales tax payable	$553,142	$493,886
Payroll and related	177,499	498,228
Termination costs(1)	2,355,093	1,375,341
Due to hotels	200,000	200,000
Other	265,486	569,752

Totals	$3,551,220	$3,137,207

(1) Includes the costs associated with the termination of two leases and one management agreement in fiscal 2013 for discontinued operations.

Note 7 - Notes payable:

On October 1, 2009, THE ONE GROUP purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. The Company paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note and issued warrants to purchase up to 10,090 membership units of the Company at an exercise price of $22.94 per membership unit which were cancelled in connection with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At March 31, 2014 and December 31, 2013, $10,000 and $15,000 remained outstanding under this note, respectively.

On October 31, 2011, the Company entered into a credit facility with a bank to borrow up to $3,000,000. The credit facility is to accrue interest at a rate equal to the greater of prime plus 1.75% and 5.0% (5% at March 31, 2014 and 2013, respectively) through April 30, 2014. In January 2013, the Company refinanced its credit facility with the bank to borrow up to $5,000,000. The credit facility is to accrue interest at a rate equal to the greater of prime plus 1.75% and 5.0% through April 30, 2015, the termination date. The agreement contains certain financial and nonfinancial covenants which the Company failed to meet for the quarters ended March 31, 2014 and December 31, 2013. The Company obtained a waiver from the bank for all covenant violations. The CEO of the Company had previously personally guaranteed this credit facility and in exchange the Company paid him an annual fee of 3% which for the three months ended March 31, 2013 was $26,718. The credit agreement is secured by substantially all of the assets of THE ONE GROUP, STK Atlanta, STK Vegas, One 29 Park Management and was guaranteed by the CEO of the Company. On October 15, 2013, the Company entered into an amendment to the credit facility whereby BankUnited agreed, upon effectiveness of the Merger, to the release and termination of the CEO’s guarantee and pledge, certain subordination agreements of the CEO and related entities and the release of the assignment of the proceeds of the key-man life insurance policy on the life of the CEO. The amendment also imposed certain post-closing obligations on the Company, including executing a guarantee in favor of BankUnited unconditionally guaranteeing all of the obligations of the borrowers and the pledge of all of the membership interests of the Company. This post-closing obligation was met on October 25, 2013 when the Company entered into the Pledge Agreement and Guarantee Agreement with BankUnited. At March 31, 2014 and December 31, 2013, $4,353,968 and $4,316,865 remained outstanding under this credit facility, respectively.

On September 13, 2013, BankUnited provided the Company with a waiver of noncompliance with certain terms in the Credit Agreement, including the delayed filing of audited financial statements for the year ended December 31, 2012, the minimum tangible net worth covenant of not less than $15,000,000 with respect to the Company and its subsidiaries (and $9,000,000 with respect to the Company and several of its subsidiaries that were the borrowers under the Credit Agreement) as of the periods ended December 31, 2012, March 31, 2013 and June 30, 2013, and the increase to the key man life insurance policy from $3,000,000 to $5,000,000. In addition, on November 7, 2013, BankUnited provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $15,000,000 with respect to the Company and its subsidiaries (and $9,000,000 with respect to the Company and several of its subsidiaries that were the borrowers under the Credit Agreement) for the quarter ended September 30, 2013, and on March 25, 2014 provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $14,500,000 with respect to the Company and its subsidiaries as well as noncompliance with the advance ratio as of the year ended December 31, 2013 and March 31, 2014. Our tangible net worth as calculated pursuant to the Credit Agreement was $6,695,103, $5,189,908, $2,816,615, $8,226,636 and $7,180,935 as of the periods ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013 and March 31, 2014, respectively. We are currently in discussions with BankUnited to amend the Credit Agreement to adjust the tangible net worth and advance ratio calculations in order to be in compliance going forward.

Minimum future payments on the notes payable in each of the years subsequent to March 31, 2014 are $10,000 in 2014 and $4,353,968 in 2015.

Interest expense recognized related to these notes amounted to $49,436 and $32,928 for the three months ended March 31, 2014 and 2013, respectively.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At March 31, 2014 and December 31, 2013, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore consolidation in the Company’s financial statements is not required. At March 31, 2014 and December 31, 2013, the Company held the following investments:

	At March 31,	At December 31,
	2014	2013
Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)	$753,887	$840,614
Bagatelle Little West 12th , LLC ( “Bagatelle NY”)	1,272,140	1,192,363
Bagatelle La Cienega, LLC (“Bagatelle LA”)	-	-
Totals	$2,026,027	$2,032,977

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. See Note 9 for condensed financial information related to these entities.

During the periods ended March 31, 2014 and 2013, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Investments:

The Company has investments in Bagatelle Investors, Bagatelle NY and Bagatelle LA as reflected in Note 8. In addition, the Company has an investment in One 29 Park, LLC (“One 29 Park”) with a carrying amount of $506,000 at March 31, 2014 and December 31, 2013, respectively. These investments have been accounted for under the equity method. Included in due to/from related parties at March 31, 2014 and December 31, 2013 are net amounts due to/(from) these entities of $(18,603) and $29,123, respectively. Included in accounts receivable are management fees due at March 31, 2014 and December 31, 2013 from these entities for $472,911 and $415,371, respectively.

Condensed financial information for Bagatelle Investors, Bagatelle NY, Bagatelle LA and One 29 Park as of, and for the periods ended March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park

Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$163,039	$925,950		$139,284		$1,688,105
Noncurrent assets	2,663,940	2,629,701		570,604		796,119
Current liabilities	(1,856)	(77,568)		(1,259,495)		(284,277)
Noncurrent liabilities	-	(182,497)		(27,007)		-
Equity	$2,825,123	$3,295,586		$(576,614)		$2,199,947

Revenues	$-	$2,773,968		$577,518		$1,883,749
Operating income (loss)	42,336	280,356		(38,544)		(375,254)
Net income (loss)	42,336	248,118		(41,386)		(378,253)

	December 31, 2013:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park
Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$164,662	$1,628,639		$94,634		$2,136,179
Noncurrent assets	2,944,785	2,708,504		587,861		1,182,845
Current liabilities	(1,471)	(707,324)		(1,187,803)		(750,430)
Noncurrent liabilities	-	(171,996)		(26,771)		-
Equity	$3,107,976	$3,457,823		$(532,079)		$2,568,594

	March 31, 2013:

Revenues	$-	$2,883,227	$521,248	$2,077,362
Operating income (loss)	81,078	482,853	(94,167)	(326,919)
Net income (loss)	81,053	447,037	(99,227)	(329,919)

(1)	This reflects the Company's direct ownership of 5.23% in Bagatelle NY. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13%

(2)	This reflects the Company’s direct ownership of 5.23% in Bagatelle LA. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33%.

The Company has accounted for its investments in Bagatelle LA and One 29 Park under the equity method due to its ability to exercise significant influence over such entities.

Note 10 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. Included in other assets are noninterest bearing cash advances made to related parties that are not expected to be repaid within the next twelve months. As of March 31, 2014 and December 31, 2013, these advances amounted to $1,033,942 and $1,107,220, respectively.

The Company incurred approximately $123,440 and $0 for the three months ended March 31, 2014 and 2013, respectively, for design services at the various restaurants to an entity owned by one of the Company’s members. Included in accounts payable at March 31, 2014 and December 31, 2013is a balance due to this entity of approximately $20,000 and $0, respectively.

The Company incurred approximately $118,000 for each of the three months ended March 31, 2014 and 2013 for legal fees to an entity owned by one of the Company’s members. Included in accounts payable and accrued expenses at March 31, 2014 and December 31, 2013 is a balance due to this entity of approximately $53,349 and $416,700, respectively.

The Company incurred approximately $661,800 and $673,400 for the three months ended March 31, 2014 and 2013, respectively, for construction services to an entity owned by one of the Company’s members. Included in accounts payable at March 31, 2014 and December 31, 2013 is a balance due to this entity of $0 and $15,900, respectively.

Note 11 – Derivative liability:

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

The following tables summarize the components of derivative liabilities:

	March 31,	December 31,
	2014	2013
Fair value of derivative liability	$10,143,000	$10,095,000

Significant assumptions (or ranges):
Trading market values (1)	$5.75	$5.75
Term (years) (2)	1.91	2.08
Expected volatility (1)	38.1%	41.4%
Risk-free rate (2)	0.44%	0.38%
Discount rate (3)	1.30%	1.24%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	1	1

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $48,000 of derivative expense for the three months ended March 31, 2014.

Note 12 - Commitments and contingencies:

Operating leases:

The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to March 31, 2014 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount

2014	$3,703,993	$(871,012)	$2,832,981
2015	5,423,739	(1,075,083)	4,348,656
2016	5,657,882	(1,063,785)	4,594,097
2017	5,378,811	(844,061)	4,534,750
2018	5,448,726	(864,156)	4,584,570
Thereafter	62,745,064	(3,626,551)	59,118,513
Total	$88,358,215	$(8,344,648)	$80,013,567

Rent expense (including percentage rent of $108,078 and $95,311), included in continued operations, amounted to $966,656 and $488,076 for the three months ended March 31, 2014 and 2013, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $194,893 and $137,754 for the three months ended March 31, 2014 and 2013, respectively, related to subleases with related and unrelated parties which expires through 2025.

License and management fees:

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $21,082 and $20,205 for the three months ended March 31, 2014 and 2013, respectively. Included in accounts payable at March 31, 2014 and December 31, 2013 are amounts due for management fees of $38,772 and $39,514, respectively.

Basement Manager, pursuant to its operating agreement, is obligated to pay management fees to the two managers of the nightclub. The Company terminated the management services for these two managers in February 2013. Management fees amounted to $60,989 for the three months ended March 31, 2013.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,240,408 and $1,068,550 for the three months ended March 31, 2014 and 2013, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $117,324 and $126,846 for the three months ended March 31, 2014 and 2013, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $185,983 and $162,467 for the three months ended March 31, 2014 and 2013, respectively. Included in accounts receivable and other assets at March 31, 2014 and December 31, 2013 are amounts due for management fees and reimbursable expenses of $947,842 and $870,158, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fee amounted to $307,017 and $154,111 for the three months ended March 31, 2014 and 2013, respectively. Included in accounts receivable at March 31, 2014 and December 31, 2013 are amounts due for management fees of $266,100 and $143,474, respectively.

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

Note 13 - Discontinued operations:

Management decided to cease operations for the following entities: One Atlantic City (2012), STKout Midtown (2013), BBCLV (2013), Heraea (2013) and Tenjune (2014).

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Revenue	$102,330	$1,257,477
Costs and expenses	1,027,504	3,150,157

Net loss from discontinued operations	$(925,174)	$(1,892,680)

Note 14 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 15 - Stockholders’ equity:

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2014 and December 31, 2013, there were 24,940,195 and 24,946,739, respectively, outstanding shares of Common Stock and no outstanding shares of preferred stock.

Note 16 - Stock-based compensation:

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

In February 2014, the Company granted options to purchase shares of common stock at an exercise price of $6.00 per share. Of these options, 50% vest over time and 50% will vest based on the achievement of targeted annual milestones which have not yet been set by the board of directors.

For the three months ended March 31, 2014, the Company recognized $72,191 of non-cash stock-based compensation expense in general and administrative expense in the consolidated statements of operations.

As of March 31, 2014, there was approximately $3,013,499 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three months ended
March 31, 2014
Expected life (in years)	6.5
Risk-free interest rate	1.41%
Volatility	32%
Dividend yield	0%

A summary of the status of stock option awards and changes during the three months ended March 31, 2014 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2013	766,578	$5.00
Granted	100,000	$6.00
Exercised	-	$-
Cancelled, expired, or forfeited	-	$-
Outstanding at March 31, 2014	866,578	$5.12	9.63	$545,944
Exercisable at March 31, 2014	72,795	$5.04	9.63	$51,684

The weighted-average grant-date fair value of option awards granted, vested and non-vested during the three months ended March 31, 2014 was $1.78.

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
United States:
Revenues – owned units	$8,153,892	$9,348,382
Management, incentive and royalty fee revenue	1,658,578	1,262,267

Foreign:
Revenues – owned units	$-	$-
Management and development fee revenue	460,450	332,951

The following table contains certain financial information by geographic location at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
United States:
Net assets	$6,290,470	$7,572,058

Foreign:
Net assets	$890,464	$654,579

Note 18 - Subsequent events:

On April 25, 2014, the Company opened an STK restaurant in Washington, DC.

On May 1, 2014, the Company entered into a settlement agreement and mutual general release with the landlord of the Bagatelle Las Vegas location, which closed in 2013. In connection with this release, the Company agreed to make certain payments to the landlord, including the payoff of an operating equipment lease. These payments are included in termination costs in accrued expenses at March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed April 1, 2014, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. As of March 31, 2014, we owned and operated 7 and managed 9 restaurants and lounges throughout the United States and London. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate seven STK restaurants in major metropolitan cities in the United States and London, including our most recent STK which opened in April 2014 in Washington, D.C. We currently expect to open one additional STK in Miami during the fourth quarter of 2014. On February 10, 2014, a wholly-owned subsidiary of One Group entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. The average unit volume, check and beverage mix for STK restaurants that have been open a full twelve months at March 31, 2014 were $11.2 million, $124 and 41%, respectively.

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

Net losses for the three months ended March 31, 2014 and 2013 were $1.0 million and $153,000, respectively, and included a loss from discontinued operations of $925,000 and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014 and the closing of the Bagatelle unit in Las Vegas during 2013 as well as the proposed termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the proposed termination of the lease with The Palms Hotel in Las Vegas for the Xishi concept. In addition, we closed a kiosk in New York City which featured burgers and shakes in 2013.

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

Average Comparable Unit Volume . Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand.

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

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Revenues

Owned unit net revenues . Owned unit net revenues, which includes STKs and certain other brands, consists of food, beverage, and miscellaneous merchandise sales by company-owned units net of any discounts, such as management and employee meals, associated with each sale. In 2013, beverage sales comprised 42% of owned food and beverage sales, before giving effect to any discounts, with food comprising the remaining 58%. This indicator assists management in understanding the trends in gross margins of the units.

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

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of company-owned units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represent approximately 30% of our current food and beverage costs.

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

Outside services. Outside services includes music and entertainment costs, such as the use of live DJs, promoter costs, security services and commissions paid to event staff for banquet sales.

Repairs and maintenance. Repairs and maintenance consists of facility and computer maintenance contracts as well as general repair work to maintain the facilities. These costs will typically increase as the facility gets older.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses and losses from discontinued operations. EBITDA and Adjusted EBITDA have been presented in this Report and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

We believe that EBITDA and Adjusted EBITDA are more appropriate measures of operating performance, as they provide a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business as well as evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Report because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013

Net (loss) income attributable to Committed Capital Acquisition Corporation	$(721,803)	$88,137
Net loss attributable to noncontrolling interest	(318,963)	(241,463)
Net loss	(1,040,766)	(153,326)
Interest expense, net of interest income	18,923	154,577
Provision for income taxes	235,192	48,437
Depreciation and amortization	323,806	476,030

EBITDA	(462,845)	525,718

Deferred rent (1)	108,883	(161,951)
Pre-opening expenses	246,348	39,833
Loss from discontinued operations	925,174	1,892,680

Derivative expense	48,000	-
Stock based compensation	72,191	-

Adjusted EBITDA	937,751	2,296,280
Adjusted EBITDA attributable to noncontrolling interest	(72,843)	488,212
Adjusted EBITDA attributable to Committed Capital Acquisition Corporation	$1,010,594	$1,808,068

(1) Deferred rent is included in occupancy expense on the statement of income.

Adjusted Net Income. We define Adjusted Net income as Net income before loss from discontinued operations, non-recurring gains, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net Income has been presented in this Report and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net Income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net Income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net income to Adjusted Net income for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income attributable to Committed Capital Acquisition Corporation	$(721,803)	$88,137
Net loss attributable to noncontrolling interest	(318,963)	(241,463)

Net loss	(1,040,766)	(153,326)
Loss from discontinued operations, net of taxes	925,174	1,892,680

Derivative expense	48,000	-
Stock based compensation	72,191	-

Adjusted Net income	4,599	1,739,353
Adjusted Net (loss) income attributable to noncontrolling interest	(177,321)	271,586
Adjusted Net income attributable to Committed Capital Acquisition Corporation	$181,920	$1,467,767

(1)	Non-recurring gain is included in other income on the statement of income.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013

Revenues:
Owned unit net revenues	$8,153,892	$9,386,763
Management and incentive fee revenue (1)	2,119,028	1,595,218
Total revenue	10,272,920	10,981,981

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,145,028	2,442,244
Unit operating expenses	5,455,766	5,457,697
General and administrative	1,907,254	883,714
Depreciation and amortization	323,806	476,030
Management and royalty fees	21,082	20,205
Pre-opening expenses	246,348	39,833
Equity in income of investee companies	(114,408)	(233,056)
Derivative expense	48,000	-
Interest expense, net of interest income	18,923	154,577
Other (loss) income	101,521	(47,054)

Total cost and expenses	10,153,320	9,194,190

Income from continuing operations before provision for income taxes
	119,600	1,787,791

Provision for income taxes	235,192	48,437

(Loss) income from continuing operations	(115,592)	1,739,354

Loss from discontinued operations, net of taxes	(925,174)	(1,892,680)

Net loss	(1,040,766)	(153,326)
Less: net loss attributable to
noncontrolling interest	(318,963)	(241,463)

Net (loss) income attributable to Committed Capital Acquisition Corporation	$(721,803)	$88,137

Other comprehensive income
Currency translation adjustment	20,532	67,086

Comprehensive (loss) income	$(701,271)	$155,223

(1) Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales which totaled $20,823,490 and $17,020,118 for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013

Revenues:
Owned unit net revenues	79.4%	85.5%
Management and incentive fee revenue	20.6%	14.5%
Total revenue	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	26.3%	26.0%
Unit operating expenses (1)	66.9%	58.1%
General and administrative	18.6%	8.0%
Depreciation and amortization	3.2%	4.3%
Management and royalty fees	0.2%	0.2%
Pre-opening expenses	2.4%	0.4%
Equity in (income) loss of investee companies	(1.1)%	(2.1)%
Derivative expense	0.5%	0.0%
Interest expense, net of interest income	0.2%	1.4%
Other income	1.0%	(0.4)%

Total cost and expenses	98.8%	83.7%

Income from continuing operations before
provision for income taxes	1.2%	16.3%

Provision for income taxes	2.3%	0.5%

(Loss) income from continuing operations	(1.1)%	15.8%

Loss from discontinued operations, net of taxes	(9.0)%	(17.2)%

Net loss	(10.1)%	(1.4)%
Less: net loss attributable to
noncontrolling interest	(3.1)%	(2.2)%

Net (loss) income attributable to Committed Capital Acquisition Corporation	(7.0)%	0.8%

Other comprehensive income
Currency translation adjustment	0.2%	0.6%

Comprehensive loss	(6.8)%	1.4%

(1) These expenses are being shown as a percentage of owned unit net revenues.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Owned unit net revenues. Owned unit net revenues decreased $1.2 million, or 13.1%, from $9.4 million for the three months ended March 31, 2013 to $8.2 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease of $1.9 million in revenues due to the temporary closure and renovation of The Perry Hotel in Miami in which we operate one STK and also provide food and beverage services to the hotel. We expect this STK to reopen in the fourth quarter of 2014. We anticipate providing food and beverage services to The Perry Hotel (to be renamed as “1 Hotel South Beach”) when the hotel reopens. While the Perry Hotel paid us $5 million in 2012 for the option to terminate our food and beverage services agreement, it has not indicated its intent to actually terminate the agreement with us as it will trigger substantial additional payments to us if it does so ($1,200,000 if terminated between January 1, 2014 and December 31, 2014, $798,000 if terminated between January 1, 2015 and December 31, 2015 and $399,600 if terminated between January 1, 2016 and December 31, 2016). This decrease was partially offset by an increase in offsite special events. In addition, comparable owned unit net revenues increased $131,000, or 1.8%.

Management and incentive fee revenue. Management and incentive fee revenues increased $524,000, or 32.8%, from $1.6 million during the three months ended March 31, 2013 to $2.1 million for the three months ended March 31, 2014. This increase was driven primarily by an increase in the management and incentive fee income that we received at our STK in Las Vegas as well as a full three months of our food and beverage hospitality operations at the ME Hotel in London, which was only open for part of the three months ended March 31, 2013.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended March 31, 2014, comparable unit sales of owned or managed STKs increased 5.2% as compared to the three months ended March 31, 2013. The average check for owned or managed STKs decreased $3.29 from $127.08 for the last twelve month period ended March 31, 2013 to $123.78 for the last twelve month period ended March 31, 2014.

Cost and Expenses

Food and beverage costs. Food and beverage costs decreased $297,000, or 12.2%, from $2.4 million or 26.0% of owned unit net revenues for the three months ended March 31, 2013 to $2.1 million or 26.3% of net food and beverage sales for the three months ended March 31, 2014. The decrease in food and beverage costs was related primarily to the decrease in owned unit net revenues. The increase in food and beverage costs as a percentage of owned unit net revenues was directly related to the menu mix and the increase in the percentage of food revenues versus beverage revenues. Food revenues as a percentage of total food and beverage revenues were approximately 58% and 57% for the three months ended March 31, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Unit operating expenses. Unit operating expenses remained constant at $5.5 million for each of the three months ended March 31, 2013 and 2014. Unit operating expenses increased as a percentage of consolidated owned unit net revenues from 58.1% in the three months ended March 31, 2013 to 66.9% in the three months ended March 31, 2014.

General and administrative. General and administrative costs increased $1.0 million to $1.9 million, or 115.8%, during the three months ended March 31, 2014 from $884,000 for the three months ended March 31, 2013. General and administrative costs as a percentage of total revenues increased from 8.0% for the three months ended March 31, 2013 to 18.6% for the three months ended March 31, 2014. This increase was due additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and United Kingdom, as well as an increase in professional fees.

Depreciation and amortization. Depreciation and amortization expense decreased $152,000, or 32.0%, from $476,000 in the three months ended March 31, 2013 to $324,000 for the three months ended March 31, 2014. This decrease was primarily related to the temporary closure of the STK in Miami at The Perry Hotel due to a major renovation in 2013.

Management and royalty fees. Management and royalty fees remained constant at $21,000 for the three months ended March 31, 2013 and 2014, respectively.

Pre-opening expenses. Restaurant pre-opening costs increased $207,000, or 518.5%, from $40,000 or 0.4% of total revenues for the three months ended March 31, 2013 to $246,000 or 2.5% of total revenues for the three months ended March 31, 2014. The increase related to the preopening costs associated with the new STK in Washington DC which opened in April 2014.

Equity in loss of investee companies. Equity in income of investee companies decreased by $119,000 from $233,000, or 50.9% of total revenues for the three months ended March 31, 2013, to $114,000 or 1.2% of total revenues for the three months ended March 31, 2014 primarily related to a decline in income from the ownership interest in the Bagatelle unit in New York City.

Derivative expense. Derivative expense was $48,000 or 0.5% of consolidated revenues for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013. Derivative expense represents the increase in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest income decreased by $136,000, or 87.8%, from $155,000, or 1.4% of consolidated revenues for the three months ended March 31, 2013, to $19,000, or 0.2% of total revenues for the three months ended March 31, 2014, due primarily to the decrease in member loans outstanding at March 31, 2014.

Other expense (income). Other expense (income) increased by $149,000 from $47,000 of other income, or 0.4% of total revenues for the three months ended March 31, 2013, to $102,000 of other expense, or 1.0% of total revenues, for the three months ended March 31, 2014.

Provision for income taxes. Income tax expense increased by $187,000 to $235,000 tax expense during the three months ended March 31, 2014 from a $48,000 tax expense during the three months ended March 31, 2013. As of March 31, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the first quarter of 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations. During the three months ended March 31, 2014, we closed one company-owned venue in New York The closed company-owned unit was abandoned. The operations and related expenses of this location is presented as loss from discontinued operations. During the three months ended March 31, 2013, we closed one company-owned venue in New York City and we also recorded a loss from discontinued operations of approximately $1.7 million for units which closed after March 31, 2013. Loss from discontinued operations decreased by $968,000 to $925,000 during the three months ended March 31, 2014 from $1.9 million during the three months ended March 31, 2013.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $78,000, or 32.1%, to $319,000 for the three months ended March 31, 2014 from $241,000 during the three months ended March 31, 2013.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our existing credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of March 31, 2014, we had cash and cash equivalents of approximately $9.2 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(865)	$(1,171)
Investing activities	(1,683)	(1,351)
Financing activities	87	2,950
Effect of exchange rate changes on cash	20	67

Net (decrease) increase in cash and cash equivalents	$(2,441)	$495

Operating Activities

For the three months ended March 31, 2014, cash flows used by operating activities were $(865,000), consisting of net loss of $1.0 million, which included loss from discontinued operations of $925,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $636,000, including a non-cash derivative expense of $48,000, a non-cash stock-based compensation of $72,000. Net cash outflow of operating assets and liabilities totaled $(460,000) and included increases in accounts receivable of $515,000, decreases in inventory of $170,000, increases in prepaid expenses of $58,000, increases in other assets of $111,000 and a decrease of $(97,000) in accounts payable and accrued expenses.

For the three months ended March 31, 2013, cash flows provided by operating activities were $1.2 million, consisting of net loss of $153,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges of $640,000. Net cash outflow of operating assets and liabilities totaled $1.7 million and included increases in accounts receivable of $414,000, decreases in inventory of $91,000, increases in prepaid expenses of $625,000, increases in other assets of $61,000 and an increase of $700,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $1.7 million, consisting primarily of purchases of property and equipment of $1.7 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the three months ended March 31, 2013 was $1.4 million, consisting primarily of purchases of property and equipment of $1.3 million, primarily related to construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $87,000, consisting of proceeds from our credit facility of $1.9 million, offset by principal payments made on our credit facility of $1.9 million and a repayment of notes payable of $5,000. This was partially offset by distributions to non-controlling interest members of $98,000.

Net cash provided by financing activities for the three months ended March 31, 2013 was $3.0 million, consisting of proceeds from our credit facility of $3.1 million, offset by principal payments made on our credit facility of $939,000, repayment of notes payable of $5,000, proceeds from member loans of $500,000 and contributions from new members of $520,000. This was partially offset by distributions to members of $1,000.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future will increase from the amounts described in “—Investing Activities” above. We typically target an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units. In addition, our hospitality food and beverage services projects typically require limited capital investment from us. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures. We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Credit Facility

On October 31, 2011, we entered into a credit facility with BankUnited, N.A., or BankUnited (formerly Herald National Bank). The credit facility provided for borrowings of up to $3.0 million. We refinanced our credit facility in January 2013 and increased our borrowing capacity to $5.0 million. Borrowings under our credit facility accrue interest at an interest rate per annum equal to the greater of the prime rate plus 1.75% and 5.0% through April 30, 2015. Our obligations under our credit facility are secured by substantially all of our assets and were guaranteed by Jonathan Segal, our Chief Executive Officer, Director and a principal stockholder. On October 15, 2013, we entered into an amendment to the credit facility whereby BankUnited agreed, upon effectiveness of the Merger, to the release and termination of the Jonathan Segal guarantee and pledge, certain subordination agreements of Jonathan Segal and related entities and the release of the assignment of the proceeds of the key-man life insurance policy on the life of Mr. Segal. The amendment also imposed certain post-closing obligations on us, including executing a guarantee in favor of BankUnited unconditionally guaranteeing all of the obligations of the borrowers and the pledge of all of the membership interests of One Group owned by the Company. This post-closing obligation was met on October 25, 2013 when we entered into the Pledge Agreement and Guarantee Agreement with BankUnited. As of March 31, 2014, amounts borrowed under this credit facility were approximately $4.4 million.

On September 13, 2013, BankUnited provided us with a waiver of noncompliance with certain terms in the Credit Agreement, including the delayed filing of audited financial statements for the year ended December 31, 2012, the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries that were the borrowers under the Credit Agreement) as of the periods ended December 31, 2012, March 31, 2013 and June 30, 2013, and the increase to the key man life insurance policy from $3 million to $5 million. In addition, on November 7, 2013, BankUnited provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $15.0 million with respect to One Group and its subsidiaries (and $9 million with respect to One Group and several of its subsidiaries that were the borrowers under the Credit Agreement) for the quarter ended September 30, 2013, and on March 25, 2014 provided us with a waiver of noncompliance with the minimum tangible net worth covenant of not less than $14.5 million with respect to One Group and its subsidiaries as well as noncompliance with the advance ratio as of the year ended December 31, 2013 and the period ended March 31, 2014. Our tangible net worth as calculated pursuant to the Credit Agreement was $6,695,103, $5,189,908, $2,816,615, $8,226,636 and $7,180,935 as of the periods ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013and March 31, 2014, respectively. We are currently in discussions with BankUnited to amend the Credit Agreement to adjust the tangible net worth and advance ratio calculations in order to be in compliance going forward.

Other Notes Payable

On October 1, 2009, we purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. We paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note, and issued warrants to purchase up to 10,090 of our membership units at an exercise price of $22.94 per membership unit, which were cancelled in conjunction with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At March 31, 2014 and December 31, 2013, $10,000 and $5,000 remained outstanding under this note, respectively.

Our capital expenditures will continue to be significant as we currently plan to open two new restaurants in fiscal 2014 in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of May 15, 2014, we have 3 signed leases or letters of intent for restaurant locations and/or management agreements that we expect to open in the future. Additionally, we expect to enter into several more letters of intent and/or leases during fiscal 2014. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories to be approximately $7.0 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, borrowings under our credit facility and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued amendments to FASB ASC Topic 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments became effective for public entities for annual periods beginning after December 15, 2013. The Company has reviewed the implications of this amendment and it does not have a material impact on the consolidated results of operations or on the financial position.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, due to a material weakness in internal control over financial reporting described below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Management’s assessment identified the following material weakness in our internal control over financial reporting.

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

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Because of the material weakness described above, management believes that, as of March 31, 2014, our internal control over financial reporting was not effective based on those criteria.

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited); (iii) Statement of Stockholders Equity'( Deficit) for Three Months Ended March 31, 2014; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014

COMMITTED CAPITAL ACQUISITION CORPORATION

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

