Form 10-Q
period 2014-06-30
ONE Group Hospitality, Inc.
filed 2014-08-14
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-52651

THE ONE GROUP HOSPITALITY, INC.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of Common Stock outstanding as of August 14, 2014:  24,940,195.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
CONSOLIDATED BALANCE SHEETS

Current assets:
Cash and cash equivalents	$7,119,352	$11,681,086
Accounts receivable, net	3,373,504	2,923,754
Inventory	965,891	978,392
Other current assets	693,800	832,951
Due from related parties	268,344	245,280
Total current assets	12,420,891	16,661,463

Property & equipment, net	15,455,687	13,445,413
Investments	2,500,753	2,539,272
Deferred tax assets	92,361	232,694
Other assets	2,238,309	1,333,432
Security deposits	875,192	984,657
Total assets	$33,583,193	$35,196,931

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$566,797	$256,843
Notes payable, current portion	5,000	15,000
Line of credit	4,993,849	4,316,865
Accounts payable	2,100,203	2,706,027
Accrued expenses	1,627,508	3,137,207
Due to related parties	228,744	27,979
Deferred revenue	79,520	27,527
Total current liabilities	9,601,621	10,487,448

Other long-term liabilities	39,750	39,750
Derivative liability	7,308,000	10,095,000
Deferred rent payable	6,535,569	6,348,097
Total liabilities	23,484,940	26,970,295

Stockholders’ equity:

Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,940,195 and 24,946,739 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	2,494	2,495
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	-	-
Additional paid-in capital	30,670,025	30,502,656
Accumulated deficit	(20,344,165)	(22,635,560)
Accumulated other comprehensive income	93,624	49,402
Total stockholders’ equity	10,421,978	7,918,993
Noncontrolling interest	(323,725)	307,643
Total stockholders’ equity including noncontrolling interest	10,098,253	8,226,636

Total Liabilities and Stockholders’ Equity	$33,583,193	$35,196,931

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Owned unit net revenues	$10,124,208	$9,128,267	$18,278,100	$18,515,030
Management and incentive fee revenue	2,143,132	1,853,252	4,262,160	3,448,470
Total revenue	12,267,340	10,981,519	22,540,260	21,963,500

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,525,549	2,387,642	4,670,577	4,829,886
Unit operating expenses	5,960,161	5,611,003	11,415,927	11,068,700
General and administrative	2,194,628	1,008,913	4,101,882	1,892,627
Depreciation and amortization	348,848	379,872	672,654	855,902
Management and royalty fees	74,456	20,104	95,538	40,309
Pre-opening expenses	586,825	332,561	833,173	372,394
Equity in income of investee companies	(205,928)	(167,152)	(320,336)	(400,208)
Derivative income	(2,832,711)	-	(2,784,711)	-
Interest expense, net of interest income	39,564	224,558	58,487	379,135
Other (income)expense	(30,891)	236,366	70,630	189,312
Total costs and expenses	8,660,501	10,033,867	18,813,821	19,228,057

Income from continuing operations before provision for income taxes	3,606,839	947,652	3,726,439	2,735,443

Provision for income taxes	115,490	15,900	350,682	64,337

Income from continuing operations	3,491,349	931,752	3,375,757	2,671,106

Loss from discontinued operations, net of taxes	(346,252)	(1,466,128)	(1,271,426)	(3,358,808)

Net Income (loss)	3,145,097	(534,376)	2,104,331	(687,702)
Less: net income (loss) attributable to noncontrolling interest	131,899	(113,251)	(187,064)	(354,714)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	3,013,198	(421,125)	2,291,395	(332,988)

Other comprehensive income
Currency translation adjustment	23,690	(4,100)	44,222	62,986
Comprehensive income (loss)	$3,036,888	$(425,225)	$2,335,617	$(270,002)

Income (loss) per share

Continuing operations (basic)	$0.13	$0.08	$0.09	$0.23
Continuing operations (diluted)	$0.13	$0.08	$0.09	$0.23
Discontinued operations (basic and diluted)	$(0.01)	$(0.13)	$(0.05)	$(0.29)
Net income (loss) attributable to The One Group Hospitality, Inc.	$0.12	$(0.04)	$0.09	$(0.03)

Shares used in computing basic income (loss) per share	24,940,195	11,631,400	24,943,394	11,631,400
Shares used in computing diluted income (loss) per share	24,972,150	11,631,400	25,029,957	11,631,400

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

								Total
								stockholders'
					Accumulated			equity
			Additional		other	Total		including
	Common stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	noncontrolling
	Shares	Par value	capital	deficit	(loss) income	equity	interest	interest

Balance at December 31, 2013	$24,946,739	$2,495	$30,502,656	$(22,635,560)	$49,402	$7,918,993	$307,643	$8,226,636

Adjustment to escrow shares for excess liabilities	(6,544)	(1)	1

Issuance of stock-based compensation			167,368			167,368		167,368

Member distributions							(444,304)	(444,304)

Gain on foreign currency translation, net					44,222	44,222		44,222

Net income (loss)				2,291,395		2,291,395	(187,064)	2,104,331

Balance at June 30, 2014	$24,940,195	$2,494	$30,670,025	$(20,344,165)	$93,624	$10,421,978	$(323,725)	$10,098,253

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013

Operating activities:
Net income (loss)	$2,104,331	$(687,702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	758,526	1,323,542
Deferred rent payable	187,472	201,078
Deferred taxes	140,333	37,832
Accrued interest on member loans	-	185,204
(Income) loss on equity method investments	(320,336)	(400,208)
Derivative income	(2,787,000)
Issuance of stock-based compensation	167,368
Changes in operating assets and liabilities:
Accounts receivable	(449,750)	(737,813)
Inventory	12,501	(13,075)
Prepaid expenses and other current assets	139,151	(624,647)
Other intangibles		-
Security deposits	109,465	13,713
Other assets	(921,595)	(5,405)
Accounts payable	(605,824)	(308,608)
Accrued expenses	(1,509,169)	(382,768)
Deferred revenue	51,993	(3,590)
Net cash used in operating activities	(2,922,534)	(1,402,447)

Investing activities:
Purchase of property and equipment	(2,752,083)	(1,538,314)
Investment	358,855	84,914
Due from related parties	177,701	(278,062)
Net cash used in investing activities	(2,215,527)	(1,731,462)

Financing activities:
Cash overdraft	309,954	(8,314)
Proceeds from line of credit	4,027,460	3,955,419
Repayment of line of credit	(3,350,476)	(2,044,308)
Repayment of notes payable	(10,000)	(10,000)
Proceeds from member loans		2,000,000
Contributions from members		520,000
Distributions to members	(444,304)	(976,217)
Net cash provided by financing activities	532,634	3,436,580

Effect of exchange rate changes on cash	43,693	62,986

Net (decrease) increase in cash	(4,561,734)	365,657
Cash and cash equivalents, beginning of year	11,681,086	1,043,730

Cash and cash equivalents, end of year	$7,119,352	$1,409,387

Supplemental disclosure of cash flow data:
Interest paid	$107,806	$161,916
Income taxes paid	$278,910	$336,437

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Merger:

On October 16, 2013, The ONE Group Hospitality, Inc. (the “Company”) closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“One Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among Committed Capital Acquisition Corporation, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Committed Capital Acquisition Corporation (“Merger Sub”), One Group and Samuel Goldfinger as One Group Representative. Pursuant to the Merger Agreement, One Group became a wholly-owned subsidiary of Committed Capital Acquisition Corporation through a merger of Merger Sub with and into One Group, and the former members of One Group received shares of Committed Capital Acquisition Corporation that constituted a majority of the outstanding shares of Committed Capital Acquisition Corporation.

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and basis of presentation:

Principles of consolidation:

The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and Subsidiaries include the accounts of One Group and its subsidiaries, Little West 12th LLC (“Little West 12th”), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK-Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKout Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G (Aldwych) Limited (“TOG Aldwych”), CA (Aldwych) Limited (“CA Aldwych”), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC (“STK Orlando”), STK Chicago, LLC (“STK Chicago”) and TOG Biscayne, LLC (“TOG Biscayne”). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income Per Common Share

Basic net income per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net income per common share. A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding	24,940,195	11,631,400	24,943,394	11,631,400
Effect of dilutive securities:
Stock options	31,955	-	86,562	-
Weighted-average common shares and potential common shares outstanding	24,972,150	11,631,400	25,029,957	11,631,400

100,000 stock options for both the three months ended June 30, 2014 and 2013 and 100,000 stock options for both the six months ended June 30, 2014 and 2013, respectively, were not included in the net income per diluted share calculation because the exercise price of these options was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

Fair value measurements

The carrying amount of the Company’s accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the short term nature of the financial instruments

Nature of business:

The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. As of June 30, 2014, the Company owned and operated 8 and managed 8 restaurants and lounges, including six STKs throughout the United States and one in London. Eight of our locations are operated under our five food and beverage hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2012, One Group had a 60% interest in this entity. On October 23, 2013 One Group executed a Transfer Agreement in which it purchased the remaining 40% interest in WSATOG from the previous minority shareholder for $1,800,000. As of June 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operates a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of June 30, 2014 Little West 12th has a 65.8% interest in this entity and at December 31, 2013, Little West 12th has a 63.4% interest in this entity. Tenjune ceased operations on February 15, 2014. On July 25, 2014 Little West 12th entered into a Transfer and Release Agreement to purchase the minority interest of Basement Manager for $75,000. As a result, Little West 12th currently has a 100% interest in this entity.

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKOUT Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. One Group purchased all of the minority interest of Midtown Holdings during 2013 for $3,834,000. As of June 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

STKOUT Midtown, which is wholly-owned by Midtown Holdings, is an LLC formed on December 30, 2009 under the laws of the State of New York. STKOUT Midtown commenced operations on March 28, 2012 and operated a kiosk known as STKOUT in New York, New York. STKOUT Midtown ceased operations in 2013.

Heraea, which is wholly-owned by One Group, is an LLC formed on May 1, 2012 under the laws of the State of Nevada. Heraea commenced operations in February 2013 and operated a restaurant in Las Vegas, Nevada. Heraea ceased operations on September 24, 2013.

Xi Shi Las Vegas, which is wholly-owned by One Group, is an LLC formed on August 14, 2012 under the laws of the State of Nevada. Xi Shi Las Vegas was originally expected to commence operations in 2013 in Las Vegas, Nevada, but a determination was made in 2013 to not open Xi Shi.

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 One Group executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority shareholder in exchange for membership interest in One Group. As of June 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. On August 1, 2013 TOG UK executed a transfer agreement in which it purchased the remaining 30.00% interest in Hip Hospitality UK from the previous minority shareholder in exchange for membership interest in TOG UK. As of June 30, 2014 and December 31, 2013 TOG UK has a 100% interest in this entity.

CA Aldwych, which is wholly-owned by TOG UK, was formed on July 4, 2012 under the laws of the United Kingdom. CA Aldwych is a management company that manages and operates a restaurant known as Cucina Asellina in the ME Hotel in London. Operations at the restaurant commenced in 2013.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operates a restaurant known as Bagatelle in Las Vegas, Nevada. As of June 30. 2014 and December 31, 2013, ONE GROUP has a 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by One Group, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC will operate a restaurant known as STK in Washington, DC. It is management’s intent that such LLC will continue in existence in perpetuity. As of June 30, 2014 and December 31, 2013, One Group has a 93.5% interest in this entity.

STK Orlando, which is wholly-owned by One Group, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando will operate a restaurant known as STK in Orlando, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of June 30, 2014 One Group has a 100% interest in this entity.

STK Chicago, which is wholly-owned by One Group, is an LLC formed on June 3, 2014 under the laws of the State of Illinois. STK Chicago will operate a restaurant known as STK in Chicago, Illinois. It is management’s intent that such LLC will continue in existence in perpetuity. As of June 30, 2014 One Group has a 100% interest in this entity.

TOG Biscayne, which is wholly-owned by One Group, is an LLC formed on January 3, 2014 under the laws of the State of Florida. TOG Biscayne is a management company that will manage and operate the food and beverage operations of a hotel in Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of June 30, 2014 One Group has a 100% interest in this entity.

Unaudited interim financial information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2014.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-08 is currently being assessed by management.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

Note 4 - Inventory:

Inventory consisted of the following:

	At June 30,	At December 31,
	2014	2013

Food	$133,784	$79,773
Beverages	832,107	898,619

Totals	$965,891	$978,392

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At June 30,	At December 31,
	2014	2013

Furniture, fixtures and equipment	$7,385,029	$6,382,710
Leasehold improvements	20,410,534	17,897,561
Construction in progress	919,098	826,065
Restaurant supplies	710,097	602,261
	29,424,758	25,708,597
Less accumulated depreciation and amortization	13,969,071	12,263,184
Total	$15,455,687	$13,445,413

Depreciation and amortization related to property and equipment included in continuing operations amounted to $672,654 and $855,902 in the six months ended June 30, 2014 and 2013, respectively.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At June 30,	At December 31,
	2014	2013

Sales tax payable	$576,184	$493,886
Payroll and related	193,463	498,228
Termination costs(1)	-	1,375,341
Income taxes payable	179,169	-
Due to hotels	200,000	200,000
Other	478,692	569,752

Totals	$1,627,508	$3,137,207

(1) Includes the costs associated with the termination of two leases and one management agreement in fiscal 2013 for discontinued operations. These termination costs were paid in the second quarter of 2014.

Note 7 - Notes payable:

On October 1, 2009, One Group purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. The Company paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note and issued warrants to purchase up to 10,090 membership units of the Company at an exercise price of $22.94 per membership unit which were cancelled in connection with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At June 30, 2014 and December 31, 2013, $5,000 and $15,000 remained outstanding under this note, respectively.

On June 3, 2014 the Company entered into Amendment No. 3 to the Credit Agreement with BankUnited, N.A., or BankUnited (formerly Herald National Bank) dated October 31, 2011, as amended on January 29, 2013 and October 15, 2013 (as amended, the Credit Agreement), to adjust the commitment termination date to October 31, 2014 and the maturity date of the Credit Agreement to October 31, 2015.

On August 6, 2014, the Company entered into Amendment No. 4 and Addendum to the Credit Agreement with BankUnited to, among other things, increase its credit facility for up to $9.1 million, as well as update certain definitions, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations were effective for the period ending June 30, 2014 and the Company was in compliance with all of the new covenants as of June 30, 2014.

At June 30, 2014, the Credit Facility accrues at a rate equal to the greater of prime plus 1.75% or 5% (5% at June 30, 2014 and 2013, respectiively) through April 30, 2014. Our tangible net worth, calculated pursuant to the Credit Agreement, was $17,185,207 and $ 8,226,636 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, $4,993,849 and $4,316,865 remained outstanding under the Credit Agreement, respectively.

Minimum future payments on the notes payable in each of the years subsequent to June 30, 2014 are $5,000 in 2014 and $4,993,849 in 2015.

Interest expense recognized related to these notes amounted to $72,892 and $80,603 for the six months ended June 30, 2014 and 2013, respectively, and $44,635 and $48,331 for the three months ended June 30, 2014 and 2013, respectively.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At June 30, 2014 and December 31, 2013, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At June 30, 2014 and December 31, 2013, the Company held the following investments:

	At June 30,	At December 31,
	2014	2013

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$625,026	$840,614
Bagatelle Little West 12th , LLC ( "Bagatelle NY")	1,344,375	1,192,363
Bagatelle La Cienega, LLC ("Bagatelle LA")	-	-
Totals	$1,969,401	$2,032,977

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. See Note 9 for condensed financial information related to these entities.

During the periods ended June 30, 2014 and 2013, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Investments:

The Company has investments in Bagatelle Investors, Bagatelle NY and Bagatelle LA as reflected in Note 8. In addition, the Company has an investment in One 29 Park, LLC (“One 29 Park”) with a carrying amount of $506,000 at June 30, 2014 and December 31, 2013, respectively. These investments have been accounted for under the equity method. Included in due to/from related parties at June 30, 2014 and December 31, 2013 are net amounts due to/(from) these entities of $(25,894) and $29,123, respectively. Included in accounts receivable are management fees due at June 30, 2014 and December 31, 2013 from these entities for $376,701 and $415,371, respectively.

Condensed financial information for Bagatelle Investors, Bagatelle NY, Bagatelle LA and One 29 Park as of, and for the periods ended, June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014:
	Bagatelle	Bagatelle		Bagatelle		One29
	Investors	NY		LA		Park

Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$159,962	$402,649		$83,174		$1,756,185
Noncurrent assets	2,261,543	2,547,732		550,477		1,177,186
Current liabilities	(8,939)	328,943		(1,275,009)		(490,320)
Noncurrent liabilities	-	(190,871)		(26,776)		(4,041,694)
Equity	$2,412,566	$3,088,453		$(668,134)		$(1,598,643)

Revenues	$-	$5,913,430		$997,033		$4,591,161
Operating income (loss)	109,779	804,210		(122,119)		(132,150)
Net income (loss)	109,779	701,424		(132,906)		(135,150)

	December 31, 2013:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park
Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$164,662	$1,628,639		$94,634		$2,136,179
Noncurrent assets	2,944,785	2,708,504		587,861		1,182,845
Current liabilities	(1,471)	(707,324)		(1,187,803)		(750,430)
Noncurrent liabilities	-	(171,996)		(26,771)		-
Equity	$3,107,976	$3,457,823		$(532,079)		$2,568,594

	June 30, 2013:

Revenues	$-	$5,807,888	$971,084	$4,967,450
Operating income (loss)	112,740	868,821	(287,289)	(38,767)
Net income (loss)	110,981	797,475	(294,226)	(41,765)

(1)

This reflects the Company's direct ownership of 5.23% in Bagatelle NY. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13%.

(2)

This reflects the Company's direct ownership of 5.23% in Bagatelle LA. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33%.

The Company has accounted for its investments in Bagatelle LA and One 29 Park under the equity method due to its ability to exercise significant influence over such entities.

Note 10 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. Included in other assets are noninterest bearing cash advances made to related parties that are not expected to be repaid within the next twelve months. As of June 30, 2014 and December 31, 2013, these advances amounted to $1,082,855 and $1,107,220 respectively.

The Company incurred approximately $236,000 and $0 for the six months ended June 30, 2014 and 2013, respectively, for design services at the various restaurants to an entity owned by one of the Company’s shareholders. Included in accounts payable at June 30, 2014 and December 31, 2013 is a balance due to this entity of approximately $40,000 and $0, respectively.

The Company incurred approximately $217,000 and $236,000 for the six months ended June 30, 2014 and 2013 for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 is a balance due to this entity of approximately $43,022 and $417,000 respectively.

The Company incurred approximately $2,251,000 and $515,600 for the six months ended June 30, 2014 and 2013, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in accounts payable at June 30, 2014 and December 31, 2013 is a balance due to this entity of $0 and $15,900, respectively.

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

The Company estimates the fair value of the derivative liability using the Monte Carlo method, which is comprised of the $14,100,000 in payments and the $900,000 in contingent sign-on bonus for a total of $15,000,000. The fair value of the derivative liability is initially measured on October 16, 2013 and is re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations as a derivative income. In applying the Monte Carlo method, the Company uses the following key inputs and assumptions; the stock price on the valuation date, the exercise price of the warrants of $5.00, the trigger price of $6.25, the expected volatility which is based on an analysis of comparable companies historical stock price volatilities for a period comparable to the term of the warrants, the expected months until effective registration statement, the term based on the period from the valuation date until the two-year period following the expected date of the effective registration, the risk-free rate based on the rate of US treasury securities with the same term and the discount rate based on the aggregate of the expected short-term margin and the risk-free rate.

The following tables summarize the components of derivative liabilities:

	June 30,	December 31,
	2014	2013

Fair value of derivative liability	$7,308,000	$10,095,000

Significant assumptions (or ranges):
Trading market values (1)	$5.00	$5.75
Term (years) (2)	1.66	2.08
Expected volatility (1)	36.4%	41.4%
Risk-free rate (2)	0.35%	0.38%
Discount rate (3)	1.21%	1.24%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	2

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $2,784,711 of income on the adjustment of the derivative liability balance for the six months ended June 30, 2014.

Note 12 - Commitments and contingencies:

Operating leases:

The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to June 30, 2014 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount

2014	$2,160,984	$(790,390)	$1,370,594
2015	5,273,739	(1,075,083)	4,198,656
2016	5,671,382	(1,063,785)	4,607,598
2017	5,410,716	(844,061)	4,566,655
2018	5,499,588	(864,156)	4,635,432
Thereafter	72,815,347	(3,626,551)	69,188,796
Total	$96,831,756	$(8,264,026)	$88,567,731

Rent expense (including percentage rent of $227,609 and $262,221), included in continued operations, amounted to $2,023,302 and $1,602,994 for the six months ended June 30, 2014 and 2013, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $411,619 and $288,047 for the six months ended June 30, 2014 and 2013, respectively, related to subleases with related and unrelated parties which expires through 2025.

License and management fees:

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a shareholder for the life of the lease. Management fees amounted to $41,168 and $40,309 for the six months ended June 30, 2014 and 2013, respectively. Included in accounts payable at June 30, 2014 and December 31, 2013 are amounts due for management fees of $38,897 and $39,514, respectively.

Basement Manager, pursuant to its operating agreement, is obligated to pay management fees to the two managers of the nightclub. The Company terminated the management services for these two managers in February 2013. Management fees amounted to $60,989 for the six months ended June 30, 2013.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $2,544,440 and $2,191,260 for the six months ended June 30, 2014 and 2013, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $299,114 and $318,809 for the six months ended June 30, 2014 and 2013, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $358,247 and $264,416 for the six months ended June 30, 2014 and 2013, respectively. Included in accounts receivable and other assets at June 30, 2014 and December 31, 2013 are amounts due for management fees and reimbursable expenses of $951,957 and $870,158, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fee amounted to $698,887 and $424,578 for the three months ended June 30, 2014 and 2013, respectively. Included in accounts receivable at June 30, 2014 and December 31, 2013 are amounts due for management fees of $343,776 and $143,474, respectively.

In May 2012, Heraea entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, Heraea was to receive a management fee equal to 5% of gross revenues, as defined, and a profit share of gross operating profit, as defined. In 2013, the Company made a decision to discontinue this operation and on May 30, 2014 the Company entered into a termination, mutual release and settlement agreement with the third party to terminate the management agreement. The results of operations and estimated termination costs are included in Discontinued Operations.

Note 13 - Discontinued operations:

Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013) and Tenjune (2014).

On May 1, 2014 the Company entered into a settlement agreement and mutual general release with the landlord of the Bagatelle in Las Vegas location, which closed in 2013. In connection with this release, the Company agreed to make certain payments to the landlord and on May 22nd made a payment for the remaining balance on an operating lease for certain equipment that was at the location.

On May 30, 2014 the Company entered into a termination, mutual release and settlement agreement with a third party in Las Vegas (“Owners”) for the management agreement for the Heraea property and the lease agreement for the Xi Shi property in Las Vegas. In connection with this release, the Company agreed to make certain payments to the Owners.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Cash and cash equivalents	$3,260	$3,318
Accounts receivable	11,092	141,619
Inventory	54,647	100,856
Prepaid expenses and other current assets	68,469	386,739
Assets of discontinued operations - current	137,468	632,532
Property and equipment, net	1,609,787	1,201,389
Security deposits	84,904	181,571
Assets of discontinued operations - long term	1,694,691	1,382,960
Accounts payable and accrued liabilities	726,416	1,015,814
Due to related parties	2,420,604	1,754,857
Liabilities of discontinued operations - current	3,147,020	2,770,671
Deferred rent payable	678,238	661,709
Net assets	$(1,993,099)	$(1,416,888)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue	$-	$1,636,971	$102,330	$2,894,448
Costs and Expenses	346,252	3,103,099	1,373,756	6,253,256

Net loss from discontinued operations	$(346,252)	$(1,466,128)	$(1,271,426)	$(3,358,808)

Note 14 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 15 - Stockholders’ equity:

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2014 and December 31, 2013, there were 24,940,195 and 24,946,739, respectively, outstanding shares of Common Stock and no outstanding shares of preferred stock.

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

In February 2014, the Company granted options to purchase shares of common stock at an exercise price of $6.00 per share. Of these options, 50% vest over time and 50% will vest based on the achievement of targeted annual milestones which have been set by the board of directors.

In June 2014, the Company granted options to purchase shares of common stock at an exercise price of $4.85 per share. These options will vest over five years.

For the three and six months ended June 30, 2014, the Company recognized $95,177 and $167,368 of non-cash stock-based compensation expense, respectively, in general and administrative expense in the consolidated statements of operations.

As of June 30, 2014, there was approximately $4,250,021 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three months ended
June 30, 2014
Expected life (in years)	6.5
Risk-free interest rate	1.41%
Volatility	32%
Dividend yield	0%

A summary of the status of stock option awards and changes during the three months ended June 30, 2014 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2013	766,578	$5.00
Granted	100,000	$6.00
Granted	690,000	$4.85
Exercised	-	-
Cancelled, expired, or forfeited	-	-
Outstanding at June 30, 2014	1,556,578	$5.00	9.59	$103,500
Exercisable at June 30, 2014	125,454	$5.05	9.59	$1,417

The weighted-average grant-date fair value of option awards granted, vested and non-vested during the three months ended June 30, 2014 was $1.85.

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the three months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
United States:
Revenues - owned units	$18,264,189	$18,459,970
Management, incentive and royalty fee revenue	2,400,754	2,299,487

Foreign:
Revenues - owned units	$13,911	$55,060
Management and development fee revenue	1,861,407	1,148,984

The following table contains certain financial information by geographic location at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
United States:
Net assets	$8,960,805	$7,572,058

Foreign:
Net assets	$1,205,033	$654,579

Note 18 - Subsequent events:

On June 19, 2014, the Company received a notice from The Perry Hotel terminating its service agreement to operate the food and beverage services for The Perry Hotel. In connection with this termination, The Perry Hotel made a payment to the Company of $2.0 million on July 28, 2014. As part of the Transfer Agreement that was executed on October 23, 2013, the Company agreed to pay the previous minority shareholder 40% of any termination fees received by the Company. This agreement results in a net payment received by the Company from The Perry Hotel of $1.2 million.

On July 25, 2014, Little West 12th entered into a transfer and release agreement to purchase the remaining minority interest of Basement Manager for $75,000 and currently has a 100% ownership interest in this entity.

On August 6, 2014, the Company entered into Amendment No. 4 and Addendum to Credit Agreement with Bank United to, among other things, increase its credit facility for up to $9.1 million, as well as update certain definitions, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations are effective for the period ending June 30, 2014 and the Company was in compliance with all of the new covenants as of June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 1, 2014, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. As of June 30, 2014, we owned and operated 8 and managed 8 restaurants and lounges throughout the United States and London. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate seven STK restaurants in major metropolitan cities in the United States and London, including our most recent STK which opened in April 2014 in Washington, D.C. We currently expect to open one additional STK in Miami during the fourth quarter of 2014. On February 10, 2014, we entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. On June 9, 2014 we entered into a lease agreement to open an STK in Chicago, Illinois in 2015. In addition, on June 19, 2014 we entered into a management agreement to operate the food and beverage services at a hotel in Milan, Italy in 2015. On August 13, 2014 we announced that we are opening our first STK Rebel in a hotel in Miami, Florida in 2015. The average unit volume, check and beverage mix for STK restaurants that have been open a full twelve months at June 30, 2014 were $11.4 million, $124 and 41%, respectively.

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

Net income (loss) for the six months ended June 30, 2014 and 2013 were $2,104,000 and $(688,000), respectively, and included a loss from discontinued operations of $1,271,000 and $3,359,000 for the six months ended June 30, 2014 and 2013, respectively. Net income (loss) for the three months ended June 30, 2014 and 2013 were $3,145,000 and $(534,000), respectively, and included a loss from discontinued operations of $346,000 and $1,466,000 for the three months ended June 30, 2014 and 2013, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014 and the closing of the Bagatelle unit in Las Vegas during 2013 as well as the termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the termination of the lease with The Palms Hotel in Las Vegas for the Xishi concept. In addition, we closed a kiosk in New York City which featured burgers and shakes in 2013. In addition, the three and six months ended June 30, 2014 included non-cash derivative income of $2,833,000 and $2,785,000, respectively, from an adjustment of our derivative liability balance.

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK. We have identified over 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years and to target approximately 25% annual unit growth thereafter provided that we have enough capital, acceptable locations and quality restaurant managers available to support that pace of growth. We believe that the completion of the Merger enables us to opportunistically invest more of our own capital in projects in order to capture a greater proportion of the economic returns. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion Through New Food & Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one new food and beverage hospitality project every 12 to 18 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three and six months ended June 30, 2014 and June 30, 2013, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Provision for income taxes . The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, losses from discontinued operations, derivative income and stock based compensation. EBITDA and Adjusted EBITDA have been presented in this Report and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$3,013,198	$(421,125)	$2,291,395	$(332,988)
Net income (loss) attributable to noncontrolling interest	131,899	(113,251)	(187,064)	(354,714)
Net income (loss)	3,145,097	(534,376)	2,104,331	(687,702)
Interest expense, net of interest income	39,564	224,558	58,487	379,135
Provision for income taxes	115,490	15,900	350,682	64,337
Depreciation and amortization	348,848	379,872	672,654	855,902

EBITDA	3,649,999	85,954	3,186,154	611,672

Deferred rent (1)	78,277	(188,057)	187,160	(350,008)
Pre-opening expenses	586,825	332,561	833,173	372,394
Loss from discontinued operations	346,252	1,466,128	1,271,426	3,358,808

Derivative income	(2,832,711)		(2,784,711)
Stock based compensation	95,177		167,368

Adjusted EBITDA	1,922,819	1,696,586	2,860,570	3,992,866
Adjusted EBITDA attributable to noncontrolling interest	270,255	232,411	197,412	720,623
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,652,564	$1,464,175	$2,663,158	$3,272,243

(1)	Deferred rent is included in unit operating expenses on the statement of income.

Adjusted Net Income. We define Adjusted Net income as Net income before loss from discontinued operations, non-recurring gains, derivative income, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net Income has been presented in this Report and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net Income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net Income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net income to Adjusted Net income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$3,013,198	$(421,125)	$2,291,395	$(332,988)
Net loss (income) attributable to noncontrolling interest	131,899	(113,251)	(187,064)	(354,714)

Net loss	3,145,097	(534,376)	2,104,331	(687,702)
Loss from discontinued operations	346,252	1,466,128	1,271,426	3,358,808

Derivative income	(2,832,711)		(2,784,711)
Stock based compensation	95,177		167,368

Adjusted Net income	753,815	931,752	758,414	2,671,106
Adjusted Net (loss) income attributable to noncontrolling interest	47,070	137,503	(130,251)	409,089
Adjusted Net income attributable to The ONE Group Hospitality, Inc.	$706,745	$794,249	$888,665	$2,262,017

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Owned unit net revenues	$10,124,208	$9,128,267	$18,278,100	$18,515,030
Management and incentive fee revenue (1)	2,143,132	1,853,252	4,262,160	3,448,470
Total revenue	12,267,340	10,981,519	22,540,260	21,963,500

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,525,549	2,387,642	4,670,577	4,829,886
Unit operating expenses	5,960,161	5,611,003	11,415,927	11,068,700
General and administrative	2,194,628	1,008,913	4,101,882	1,892,627
Depreciation and amortization	348,848	379,872	672,654	855,902
Management and royalty fees	74,456	20,104	95,538	40,309
Pre-opening expenses	586,825	332,561	833,173	372,394
Equity in income of investee companies	(205,928)	(167,152)	(320,336)	(400,208)
Derivative income	(2,832,711)	-	(2,784,711)	-
Interest expense, net of interest income	39,564	224,558	58,487	379,135
Other (loss) income	(30,891)	236,366	70,630	189,312

Total cost and expenses	8,660,501	10,033,867	18,813,821	19,228,057

Income from continuing operations before provision for income taxes	3,606,839	947,652	3,726,439	2,735,443

Provision for income taxes	115,490	15,900	350,682	64,337

Income from continuing operations	3,491,349	931,752	3,375,757	2,671,106

Loss from discontinued operations, net of taxes	(346,252)	(1,466,128)	(1,271,426)	(3,358,808)

Net income (loss)	3,145,097	(534,376)	2,104,331	(687,702)
Less: net income (loss) attributable to noncontrolling interest	131,899	(113,251)	(187,064)	(354,714)

Net income (loss) attributable to The ONE Group Hospitality, Inc.	3,013,198	(421,125)	2,291,395	(332,988)

Other comprehensive income
Currency translation adjustment	23,690	(4,100)	44,222	62,986

Comprehensive income (loss)	$3,036,888	$(425,225)	$2,335,617	$(270,002)

(1)	Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales which totaled $44,772,930 and $37,990,788 for the six months ended June 30, 2014 and 2013, respectively, and $23,949,440 and $20,970,670 for the three months ended June 30, 2014 and 2013, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Owned unit net revenues	82.5%	83.1%	81.1%	84.3%
Management and incentive fee revenue	17.5%	16.9%	18.9%	15.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	24.9%	26.2%	25.6%	26.1%
Unit operating expenses (1)	58.9%	61.5%	62.5%	59.8%
General and administrative	17.9%	9.2%	18.2%	8.6%
Depreciation and amortization	2.8%	3.5%	3.0%	3.9%
Management and royalty fees	0.6%	0.2%	0.4%	0.2%
Pre-opening expenses	4.8%	3.0%	3.7%	1.7%
Equity in (income) loss of investee companies	(1.7)%	(1.5)%	(1.4)%	(1.8)%
Derivative income	(23.1)%	0.0%	(12.4)%	0.0%
Interest expense, net of interest income	0.3%	2.0%	0.3%	1.7%
Other (loss) income	(0.3)%	2.2%	0.3%	0.9%

Total cost and expenses	70.6%	91.4%	83.5%	87.5%

Income from continuing operations before
provision for income taxes	29.4%	8.6%	16.5%	12.5%

Provision for income taxes	0.9%	0.1%	1.5%	0.3%

Income from continuing operations	28.5%	8.5%	15.0%	12.2%

Loss from discontinued operations, net of taxes	(2.8)%	(13.4)%	(5.6)%	(15.3)%

Net income (loss)	25.7%	(4.9)%	9.4%	(3.1)%
Less: net income (loss) attributable to noncontrolling interest	1.1%	(1.0)%	(0.8)%	(1.6)%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	24.6%	(3.8)%	10.2%	(1.5)%

Other comprehensive income
Currency translation adjustment	0.2%	(0.0)%	0.2%	0.3%

Comprehensive income (loss)	24.8%	(3.8)%	10.4%	(1.2)%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Owned unit net revenues. Owned unit net revenues increased $996,000, or 10.9%, from $9.1 million for the three months ended June 30, 2013 to $10.1 million for the three months ended June 30, 2014. This increase was primarily due to the opening of our STK in Washington, DC and an increase in comparable owned unit net revenues of $219,000, or 1.2%. This increase was partially offset by a decrease of $289,000 in revenues due to the temporary closure and renovation of The Perry Hotel in Miami in which we operate one STK and also provide food and beverage services to the hotel. We expect this STK to reopen in the fourth quarter of 2014. On June 19, 2014, we received a notice from The Perry Hotel terminating our service agreement to operate the roof and pool areas of the hotel. In connection with this termination, The Perry Hotel paid us $1.2 million on July 28, 2014.

Management and incentive fee revenue. Management and incentive fee revenues increased $290,000, or 15.6%, from $1.9 million during the three months ended June 30, 2013 to $2.1 million for the three months ended June 30, 2014. This increase was driven primarily by an increase in the management and incentive fee income that we received at our STK in Las Vegas as well as an increase in revenues from our food and beverage hospitality operations at the ME Hotel in London.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended June 30, 2014, comparable unit sales of owned or managed STKs increased 4.5% as compared to the three months ended June 30, 2013.

Cost and Expenses

Food and beverage costs. Food and beverage costs increased $138,000, or 5.8%, from $2.4 million or 26.2% of owned unit net revenues for the three months ended June 30, 2013 to $2.5 million or 24.9% of owned unit net revenues for the three months ended June 30, 2014. The decrease in the percentage of food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 57% and 56% for the three months ended June 30, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Unit operating expenses. Unit operating expenses increased $349,000, or 6.2%, from $5.6 million or 61.5% of owned unit net revenues for the three months ended June 30, 2013 to $6.0 million or 58.8% of owned unit net revenues for the three months ended June 30, 2014. The increase in operating expenses was primarily due to the new STK unit opening in Washington, DC in April 2014 and was partially offset by improvements in operating efficiencies as it related to payroll expenses.

General and administrative. General and administrative costs increased $1.2 million to $2.2 million, or 117.5%, during the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013. General and administrative costs as a percentage of total revenues increased from 9.2% for the three months ended June 30, 2013 to 17.9% for the three months ended June 30, 2014. This increase was due to an increase in professional fees in connection with our status as a public company as well as additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally.

Depreciation and amortization. Depreciation and amortization expense decreased $31,000, or 8.2%, from $380,000 in the three months ended June 30, 2013 to $349,000 for the three months ended June 30, 2014. This decrease was primarily related to the temporary closure of the STK in Miami at The Perry Hotel due to a major renovation in 2013.

Management and royalty fees. Management and royalty fees increased to $74,000 for the three months ended June 30, 2014 from $20,000 for the three months ended June 30, 2013.

Pre-opening expenses. Restaurant pre-opening costs increased $254,000, or 76.5%, from $333,000 or 3.0% of total revenues for the three months ended June 30, 2013 to $587,000 or 4.8% of total revenues for the three months ended June 30, 2014. The increase related to the preopening costs associated with the new STK in Washington, DC which opened in April 2014.

Equity in income of investee companies. Equity in income of investee companies increased by $39,000 from $167,000, or 1.5% of total revenues for the three months ended June 30, 2013, to $206,000 or 1.7% of total revenues for the three months ended June 30, 2014 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $2.8 million for the three months ended June 30, 2014, compared to $0 for the three months ended June 30, 2013. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest income decreased by $185,000, or 82.4%, from $225,000, or 2.0% of consolidated revenues for the three months ended June 30, 2013, to $40,000, or 0.3% of total revenues for the three months ended June 30, 2014, due primarily to the decrease in member loans outstanding at June 30, 2014.

Other expense (income). Other expense (income) decreased by $267,000 from $236,000 of other expense, or 2.2% of total revenues for the three months ended June 30, 2013, to $31,000 of other income, or 0.3% of total revenues, for the three months ended June 30, 2014.

Provision for income taxes. Income tax expense increased by $100,000 to $116,000 tax expense during the three months ended June 30, 2014 from a $16,000 tax expense during the three months ended June 30, 2013. As of June 30, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the second quarter of 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations. During the six months ended June 30, 2014, we closed one company-owned venue in New York. The closed company-owned unit was abandoned. The operations and related expenses of this location is presented as loss from discontinued operations. During the three months ended June 30, 2013, we recorded a loss from discontinued operations of approximately $1.2 million for units which closed after June 30, 2013. Loss from discontinued operations decreased by $1.1 million to $346,000 during the three months ended June 30, 2014 from $1.5 million during the three months ended June 30, 2013.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest increased $245,000, or 216.5%, to income of $132,000 for the three months ended June 30, 2014 from a loss $113,000 during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Owned unit net revenues. Owned unit net revenues decreased $237,000, or 1.3%, from $18.5 million for the six months ended June 30, 2013 to $18.3 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease of $2.2 million in revenues due to the temporary closure and renovation of The Perry Hotel in Miami in which we operate one STK and also provide food and beverage services to the hotel. We expect this STK to reopen in the fourth quarter of 2014. On June 19, 2014, we received a notice from The Perry Hotel terminating our service agreement to operate the food and beverage operations of the hotel. In connection with this termination The Perry Hotel paid us $1.2 million on July 28, 2014. The termination does not impact our lease agreement for our STK at the Perry Hotel. The decrease in owned unit net revenues was partially offset by revenue at our STK in Washington, DC which opened in April 2014, an increase in offsite special events and an increase of $350,000, or 1.9%, at our comparable owned units.

Management and incentive fee revenue. Management and incentive fee revenues increased $814,000, or 23.6%, from $3.4 million during the six months ended June 30, 2013 to $4.3 million for the six months ended June 30, 2014. This increase was driven primarily by an increase in the management and incentive fee income that we received at our STK in Las Vegas as well as a full three months of our food and beverage hospitality operations at the ME Hotel in London, which was only open for part of the six months ended June 30, 2013.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the six months ended June 30, 2014, comparable unit sales of owned or managed STKs increased 5.2% as compared to the six months ended June 30, 2013. The average check for owned or managed STKs decreased $3.87 from $128.00 for the last twelve month period ended June 30, 2013 to $124.13 for the last twelve month period ended June 30, 2014.

Cost and Expenses

Food and beverage costs. Food and beverage costs decreased $159,000, or 3.3%, from $4.8 million or 26.1% of owned unit net revenues for the six months ended June 30, 2013 to $4.7 million or 25.6% of owned unit net revenues for the six months ended June 30, 2014. The decrease in food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 58% and 56% for the six months ended June 30, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Unit operating expenses. Unit operating expenses increased $347,000, or 3.1%, from $11.1 million or 59.8% of owned unit net revenues for the six months ended June 30, 2013 to $11.4 million or 62.4% of owned unit net revenues for the six months ended June 30, 2014. The increase in operating expenses was primarily due to the new STK unit opening in Washington, DC in April 2014 and was partially offset by improvements in operating efficiencies as related to payroll expenses.

General and administrative. General and administrative costs increased $2.2 million to $4.1 million, or 116.7%, during the six months ended June 30, 2014 from $1.9 million for the six months ended June 30, 2013. General and administrative costs as a percentage of total revenues increased from 8.6% for the six months ended June 30, 2013 to 18.2% for the six months ended June 30, 2014. This increase was due to an increase in professional fees in connection with our status as a public company as well as additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally.

Depreciation and amortization. Depreciation and amortization expense decreased $183,000, or 21.4%, from $856,000 in the six months ended June 30, 2013 to $673,000 for the six months ended June 30, 2014. This decrease was primarily related to the temporary closure of the STK in Miami at The Perry Hotel due to a major renovation in 2013.

Management and royalty fees. Management and royalty fees increased to $96,000 for the six months ended June 30, 2014 from $40,000 for the six months ended June 30, 2013.

Pre-opening expenses. Restaurant pre-opening costs increased $461,000, or 123.7%, from $372,000 or 1.7% of total revenues for the six months ended June 30, 2013 to $833,000 or 3.7% of total revenues for the six months ended June 30, 2014. The increase related to the preopening costs associated with the new STK in Washington, DC which opened in April 2014.

Equity in income of investee companies. Equity in income of investee companies decreased by $80,000 from $400,000, or 1.8% of total revenues for the six months ended June 30, 2013, to $320,000 or 1.4% of total revenues for the six months ended June 30, 2014, primarily related to a decline in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $2.8 million, or 12.4% of consolidated revenues for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest expense decreased by $321,000, or 84.6%, from $379,000, or 1.7% of consolidated revenues for the six months ended June 30, 2013, to $58,000, or 0.3% of total revenues for the six months ended June 30, 2014, due primarily to the decrease in member loans outstanding at June 30, 2014.

Other expense (income). Other expense (income) decreased by $119,000 from $189,000 of other expense, or 0.9% of total revenues for the six months ended June 30, 2013, to $71,000 of other expense, or 0.3% of total revenues, for the six months ended June 30, 2014.

Provision for income taxes. Income tax expense increased by $287,000 to $351,000 tax expense during the six months ended June 30, 2014 from a $64,000 tax expense during the six months ended June 30, 2013. As of June 30, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the second quarter of 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations. During the six months ended June 30, 2014, we closed one company-owned venue in New York. The closed company-owned unit was abandoned. The operations and related expenses of this location is presented as loss from discontinued operations. During the six months ended June 30, 2013, we closed one company-owned venue in New York City and we also recorded a loss from discontinued operations of approximately $2.7 million for units which closed after June 30, 2013. Loss from discontinued operations decreased by $2.1 million to $1.3 million during the six months ended June 30, 2014 from $3.4 million during the six months ended June 30, 2013.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $168,000, or 47.3%, to $187,000 for the six months ended June 30, 2014 from $355,000 during the three months ended June 30, 2013.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our existing credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of June 30, 2014, we had cash and cash equivalents of approximately $7.1 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014	2013
	(in 000’s)

Net cash (used in) provided by:
Operating activities	$(2,923)	$(1,402)
Investing activities	(2,216)	(1,731)
Financing activities	533	3,436
Effect of exchange rate changes on cash	44	63

Net (decrease) increase in cash and cash equivalents	$(4,562)	$366

Operating Activities

For the six months ended June 30, 2014, cash flows used in operating activities were $2.9 million, consisting of net income of $2.1 million, which included a loss from discontinued operations of $1.3 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.9 million, including a non-cash derivative income of $2.8 million, and a non-cash stock-based compensation of $167,000. Net cash outflow of operating assets and liabilities totaled $3.2 million and included increases in accounts receivable of $449,000, a decrease in prepaid expenses of $139,000, increases in other assets of $922,000 and a decrease of $2.1 million in accounts payable and accrued expenses.

For the six months ended June 30, 2013, cash flows used in operating activities were $1.4 million, consisting of net loss of $687,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges of $1.6 million. Net cash outflow of operating assets and liabilities totaled $2.1 million and included increases in accounts receivable of $737,000, increases in prepaid expenses of $625,000 and an increase of $700,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $2.2 million, consisting primarily of purchases of property and equipment of $2.8 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the six months ended June 30, 2013 was $1.7 million, consisting primarily of purchases of property and equipment of $1.5 million, primarily related to construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $533,000, consisting of proceeds from our credit facility of $4.0 million, offset by principal payments made on our credit facility of $3.4 million and a repayment of notes payable of $10,000. This was partially offset by distributions to non-controlling interest members of $444,000.

Net cash provided by financing activities for the six months ended June 30, 2013 was $3.4 million, consisting of proceeds from our credit facility of $4.0 million, offset by principal payments made on our credit facility of $2.0 million, repayment of notes payable of $10,000, proceeds from member loans of $520,000 and contributions from new members of $2.0 million. This was partially offset by distributions to members of $976,000.

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

Credit Facility

On October 31, 2011, we entered into a credit facility with BankUnited, N.A., or BankUnited (formerly Herald National Bank). On June 3, 2014 the Company entered into Amendment No. 3 to the Credit Agreement to adjust the commitment termination date to October 31, 2014 and the maturity date of the Credit Agreement to October 31, 2015. On August 6, 2014 we entered into Amendment No. 4 and Addendum to the Credit Agreement with BankUnited to, among other things, increase our credit facility for up to $9.1 million, as well as update certain definitions, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations are effective for the period ending June 30, 2014 and we were in compliance with all the new covenants as of June 30, 2014.

Other Notes Payable

On October 1, 2009, One Group purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. We paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note, and issued warrants to purchase up to 10,090 of our membership units at an exercise price of $22.94 per membership unit, which were cancelled in conjunction with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At June 30, 2014 and December 31, 2013, $5,000 and $10,000 remained outstanding under this note, respectively.

Our capital expenditures will continue to be significant as we currently plan to open two new restaurants in fiscal 2014 in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of August 14, 2014, we have 5 signed leases or letters of intent for restaurant locations and/or management agreements that we expect to open in the future. Additionally, we expect to enter into several more letters of intent and/or leases during fiscal 2014. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories, to be approximately $7.0 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, borrowings under our credit facility and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08 ”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, due to a material weakness in internal control over financial reporting described below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Management’s assessment identified the following material weakness in our internal control over financial reporting.

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

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Because of the material weakness described above, management believes that, as of June 30, 2014, our internal control over financial reporting was not effective based on those criteria.

As a private company that recently transitioned to a public company, One Group has not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We have depended heavily upon the services of our Chief Financial Officer until we hired our Vice President of Financial Reporting in November 2013. However, such individual departed on January 17, 2014 and we are currently seeking her replacement. In the interim, we have retained a qualified internal accounting and financial reporting person on a temporary basis as we look for a person to permanently fill that role. We intend to assess the need to hire additional accounting and financial reporting professionals with the requisite knowledge, experience, and training to prepare, record and review complex transactions and valuations, and prepare financial statements in accordance with generally accepted accounting principles in a timely manner.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited); (iii) Statement of Stockholder’s Equity (Deficit) for Three and Six Months Ended June 30, 2014; (iv) Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

