Form 10-Q
period 2014-09-30
ONE Group Hospitality, Inc.
filed 2014-11-13
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of Common Stock outstanding as of November 13, 2014:  24,940,195.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
CONSOLIDATED BALANCE SHEETS

Current assets:
Cash and cash equivalents (including restricted cash of $1,159,049)	$8,369,894	$11,681,086
Accounts receivable, net	3,729,176	2,923,754
Inventory	944,684	978,392
Other current assets	569,513	832,951
Due from related parties	286,793	245,280
Total current assets	13,900,060	16,661,463

Property & equipment, net	16,903,821	13,445,413
Investments	2,625,515	2,539,272
Deferred tax assets	92,361	232,694
Other assets	1,351,465	1,333,432
Security deposits	875,457	984,657
Total assets	$35,748,679	$35,196,931

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$699,358	$256,843
Notes payable, current portion	-	15,000
Line of credit	6,127,253	4,316,865
Accounts payable	1,287,858	2,706,027
Accrued expenses	1,723,465	3,137,207
Due to related parties	9,005	27,979
Deferred revenue	111,490	27,527
Total current liabilities	9,958,429	10,487,448

Other long-term liabilities	39,750	39,750
Derivative liability	8,298,000	10,095,000
Deferred rent payable	6,637,372	6,348,097
Total liabilities	24,933,551	26,970,295

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,940,195 and 24,946,739 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	2,494	2,495
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively		-
Additional paid-in capital	30,754,410	30,502,656
Accumulated deficit	(19,596,739)	(22,635,560)
Accumulated other comprehensive income	15,447	49,402
Total stockholders’ equity	11,175,612	7,918,993
Noncontrolling interest	(360,484)	307,643
Total stockholders’ equity including noncontrolling interest	10,815,128	8,226,636

Total Liabilities and Stockholders’ Equity	$35,748,679	$35,196,931

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Owned unit net revenues	$10,444,821	$8,948,532	$28,722,921	$27,463,562
Management and incentive fee revenue	1,945,363	2,137,086	6,207,523	5,585,556
Total revenue	12,390,184	11,085,618	34,930,444	33,049,118

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,811,806	2,382,470	7,482,382	7,212,356
Unit operating expenses	6,245,617	5,818,234	17,661,544	16,886,934
General and administrative	1,922,482	1,080,686	6,024,364	2,973,313
Depreciation and amortization	327,810	341,529	1,000,464	1,197,431
Management and royalty fees	(35,214)	18,331	60,324	58,640
Pre-opening expenses	315,905	(161,064)	1,149,078	211,330
Transaction costs	-	1,026,416	-	1,026,416
Equity in income of investee companies	(268,660)	(163,375)	(588,996)	(563,583)
Derivative expense (income)	991,588	-	(1,793,124)	-
Interest expense, net of interest income	(6,268)	235,507	52,220	614,642
Other (income) expense	(1,227,698)	90,605	(1,157,067)	279,918
Total costs and expenses	11,077,368	10,669,339	29,891,189	29,897,396

Income from continuing operations before provision for income taxes	1,312,816	416,279	5,039,255	3,151,722

Provision for income taxes	462,898	78,457	813,580	142,794

Income from continuing operations	849,918	337,822	4,225,675	3,008,928

(Income) loss from discontinued operations, net of taxes	(177,050)	2,346,651	1,094,376	5,705,458

Net Income (loss)	1,026,968	(2,008,829)	3,131,299	(2,696,530)
Less: net income (loss) attributable to noncontrolling interest	279,542	285,515	92,478	(69,198)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	747,426	(2,294,344)	3,038,821	(2,627,332)

Other comprehensive income
Currency translation adjustment	(78,177)	42,725	(33,955)	105,711
Comprehensive income (loss)	$669,249	$(2,251,619)	$3,004,866	$(2,521,621)

Basic and diluted income (loss) per share:

Continuing operations (basic)	$0.04	$0.04	$0.17	$0.27
Continuing operations (diluted)	$0.04	$0.04	$0.17	$0.27
Discontinued operations (basic and diluted)	$0.01	$(0.20)	$(0.04)	$(0.49)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$0.03	$(0.20)	$0.13	$(0.23)

Shares used in computing basic income (loss) per share	24,940,195	11,631,400	24,942,328	11,631,400
Shares used in computing diluted income (loss) per share	24,940,195	11,631,400	25,942,328	11,631,400

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

								Total
								stockholders'
					Accumulated			equity
			Additional		other	Total		including
	Common stock		paid-in	Accumulated	comprehensive	stockholders'	Noncontrolling	noncontrolling
	Shares	Par value	capital	deficit	(loss) income	equity	interest	interest

Balance at December 31, 2013	24,946,739	$2,495	$30,502,656	$(22,635,560)	$49,402	$7,918,993	$307,643	$8,226,636

Adjustment to escrow shares for excess liabilities	(6,544)	(1)	1

Issuance of stock-based compensation			326,753			326,753		326,753

Purchase of noncontrolling interest			(75,000)			(75,000)		(75,000)

Member distributions							(760,605)	(760,605)

Gain on foreign currency translation, net					(33,955)	(33,955)		(33,955)

Net income (loss)				3,038,821		3,038,821	92,478	3,131,299

Balance at September 30, 2014	24,940,195	$2,494	$30,754,410	$(19,596,739)	$15,447	$11,175,612	$(360,484)	$10,815,128

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013

Operating activities:
Net income (loss)	$3,131,299	$(2,696,530)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,129,064	1,717,406
Deferred rent payable	289,275	41,553
Deferred taxes	140,333	42,426
Accrued interest on member loans	-	349,705
(Income) loss on equity method investments	(588,996)	(563,583)
Derivative expense	(1,797,000)	-
Stock-based compensation	326,753	-
Changes in operating assets and liabilities:
Accounts receivable	(805,422)	347,715
Inventory	33,708	415,569
Prepaid expenses and other current assets	263,438	(526,033)
Other intangibles	-	-
Security deposits	109,200	(10,789)
Other assets	(43,109)	(20,948)
Accounts payable	(1,418,169)	(566,782)
Accrued expenses	(1,413,582)	423,160
Deferred revenue	83,963	(38,798)
Net cash provided by (used in) operating activities	(559,245)	(1,085,929)

Investing activities:
Purchase of property and equipment	(4,562,397)	(1,424,476)
Purchase of minority interest	(75,000)	-
Investment	502,753	218,125
Due from related parties	(60,487)	(984,876)
Net cash used in investing activities	(4,195,131)	(2,191,227)

Financing activities:
Cash overdraft	442,515	(105,664)
Proceeds from line of credit	6,897,940	5,950,000
Repayment of line of credit	(5,087,551)	(3,522,222)
Repayment of notes payable	(15,000)	(15,000)
Proceeds from member loans	-	2,000,000
Contributions from members	-	520,000
Distributions to members	(760,605)	(1,383,407)
Net cash provided by financing activities	1,477,299	3,443,707

Effect of exchange rate changes on cash	(34,115)	105,711

Net (decrease) increase in cash	(3,311,192)	272,262
Cash and cash equivalents, beginning of year	11,681,086	1,043,730

Cash and cash equivalents, end of year	$8,369,894	$1,315,992

Supplemental disclosure of cash flow data:
Interest paid	$107,070	$237,433
Income taxes paid	$217,172	$453,180

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and basis of presentation:

Principles of consolidation:

The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and Subsidiaries include the accounts of One Group and its subsidiaries, Little West 12th LLC (“Little West 12th ”), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK-Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKout Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G (Aldwych) Limited (“TOG Aldwych”), CA (Aldwych) Limited (“CA Aldwych”), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC (“STK Orlando”), STK Chicago, LLC (“STK Chicago”), TOG Biscayne, LLC (“TOG Biscayne”), STK Westwood, LLC (“STK Westwood”) and STK Denver LLC (“STK Denver”). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding	24,940,195	11,631,400	24,942,328	11,631,400
Effect of dilutive securities:
Stock options	–	–	–	–
Weighted-average common shares and potential common
shares outstanding	24,940,195	11,631,400	24,942,328	11,631,400

100,000 stock options for both the three months ended September 30, 2014 and 2013 and 100,000 stock options for both the nine months ended September 30, 2014 and 2013, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these options was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

Fair value measurements

The carrying amount of the Company’s accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the short term nature of the financial instruments

Nature of business:

The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations in the United States and the United Kingdom. As of September 30, 2014, the Company owned and operated 8 and managed 8 restaurants and lounges, including seven STKs throughout the United States and one in London. Eight of our locations are operated under our five food and beverage hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2012, One Group had a 60% interest in this entity. On October 23, 2013 One Group executed a Transfer Agreement in which it purchased the remaining 40% interest in WSATOG from the previous minority shareholder for $1,800,000. As of September 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operates a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of September 30, 2014 Little West 12th has a 65.8% interest in this entity and at December 31, 2013, Little West 12th has a 63.4% interest in this entity. Tenjune ceased operations on February 15, 2014. On July 25, 2014 Little West 12th entered into a Transfer and Release Agreement to purchase the minority interest of Basement Manager for $75,000. As a result, Little West 12th currently has a 100% interest in this entity.

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKOUT Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. One Group purchased all of the minority interest of Midtown Holdings during 2013 for $3,834,000. As of September 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

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

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 One Group executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority shareholder in exchange for membership interest in One Group. As of September 30, 2014 and December 31, 2013 One Group has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. On August 1, 2013 TOG UK executed a transfer agreement in which it purchased the remaining 30.00% interest in Hip Hospitality UK from the previous minority shareholder in exchange for membership interest in TOG UK. As of September 30, 2014 and December 31, 2013 TOG UK has a 100% interest in this entity.

CA Aldwych, which is wholly-owned by TOG UK, was formed on July 4, 2012 under the laws of the United Kingdom. CA Aldwych is a management company that manages and operates a restaurant known as Cucina Asellina in the ME Hotel in London. Operations at the restaurant commenced in 2013.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operated a restaurant known as Bagatelle in Las Vegas, Nevada. As of September 30, 2014 and December 31, 2013, One Group has a 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by One Group, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC will operate a restaurant known as STK in Washington, DC. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 and December 31, 2013, One Group has a 93.5% interest in this entity.

STK Orlando, which is wholly-owned by One Group, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando will operate a restaurant known as STK in Orlando, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 One Group has a 100% interest in this entity.

STK Chicago, which is wholly-owned by One Group, is an LLC formed on June 3, 2014 under the laws of the State of Illinois. STK Chicago will operate a restaurant known as STK in Chicago, Illinois. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 One Group has a 100% interest in this entity.

TOG Biscayne, which is wholly-owned by One Group, is an LLC formed on January 3, 2014 under the laws of the State of Florida. TOG Biscayne is a management company that will manage and operate the food and beverage operations of a hotel in Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 One Group has a 100% interest in this entity.

STK Westwood, which is wholly-owned by One Group, is an LLC formed on August 20, 2014 under the laws of the State of California. STK Westwood will operate a restaurant known as STK in Los Angeles, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 One Group has a 100% interest in this entity.

STK Denver, which is wholly-owned by One Group, is an LLC formed on October 20, 2014 under the laws of the State of Colorado. STK Denver will operate a restaurant known as STK in Denver, Colorado. It is management’s intent that such LLC will continue in existence in perpetuity. As of September 30, 2014 One Group has a 100% interest in this entity.

Unaudited interim financial information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

Note 4 - Inventory:

Inventory consisted of the following:

	At September 30,	At December 31,
	2014	2013

Food	$143,918	$79,773
Beverages	800,766	898,619

Totals	$944,684	$978,392

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At September 30,	At December 31,
	2014	2013

Furniture, fixtures and equipment	$7,562,498	$6,382,710
Leasehold improvements	21,439,786	17,897,561
Construction in progress	1,518,950	826,065
Restaurant supplies	713,622	602,261
	31,234,856	25,708,597
Less accumulated depreciation and amortization	14,331,035	12,263,184
Total	$16,903,821	$13,445,413

Depreciation and amortization related to property and equipment included in continuing operations amounted to $1,000,464 and $1,151,982 in the nine months ended September 30, 2014 and 2013, respectively.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At September 30,	At December 31,
	2014	2013

Sales tax payable	$578,975	$493,886
Payroll and related	244,953	498,228
Termination costs(1)	-	1,375,341
Income taxes payable	685,612	-
Due to hotels	200,000	200,000
Other	13,925	569,752

Totals	$1,723,465	$3,137,207

(1) Includes the costs associated with the termination of two leases and one management agreement in fiscal 2013 for discontinued operations. These termination costs were paid in the second quarter of 2014.

Note 7 - Notes payable:

On October 1, 2009, One Group purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12 th and 4.63% in One LA. The Company paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note and issued warrants to purchase up to 10,090 membership units of the Company at an exercise price of $22.94 per membership unit which were cancelled in connection with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At September 30, 2014 and December 31, 2013, $0 and $15,000 remained outstanding under this note, respectively.

On June 3, 2014 the Company entered into Amendment No. 3 to the Credit Agreement with BankUnited, N.A., or BankUnited (formerly Herald National Bank) dated October 31, 2011, as amended on January 24, 2013 and October 15, 2013 (as amended, the Credit Agreement), to adjust the commitment termination date to October 31, 2014 and the maturity date of the Credit Agreement to October 31, 2015.

On August 6, 2014, the Company entered into Amendment No. 4 and Addendum to the Credit Agreement with BankUnited to, among other things, increase its credit facility for up to $9.1 million, as well as update certain definitions, add additional subsidiaries as borrowers, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations were effective for the period ending September 30, 2014 and the Company was in compliance with all of the new covenants as of September 30, 2014.

At September 30, 2014, the Credit Agreement accrues interest at a rate equal to the greater of prime plus 0.75% or 4% (4% at September 30, 2014 and 5% at September 30, 2013, respectively). Our tangible net worth, calculated pursuant to the Credit Agreement, was $19,223,128 and $8,226,636 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, $6,127,253 and $4,316,865 remained outstanding under the Credit Agreement, respectively.

Minimum future payments on the notes payable in each of the years subsequent to September 30, 2014 are $0 in 2014 and $6,127,253 in 2015.

Interest expense recognized related to these notes amounted to $72,892 and $132,964 for the nine months ended September 30, 2014 and 2013, respectively, and $0 and $58,688 for the three months ended September 30, 2014 and 2013, respectively.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At September 30, 2014 and December 31, 2013, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At September 30, 2014 and December 31, 2013, the Company held the following investments:

	At September 30,	At December 31,
	2014	2013

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$544,726	$840,614
Bagatelle Little West 12 th , LLC ( "Bagatelle NY")	1,528,182	1,192,363
Bagatelle La Cienega, LLC ("Bagatelle LA")	-	-
Totals	$2,072,908	$2,032,977

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. See Note 9 for condensed financial information related to these entities.

During the periods ended September 30, 2014 and 2013, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Investments:

The Company has investments in Bagatelle Investors, Bagatelle NY and Bagatelle LA as reflected in Note 8. In addition, the Company has an investment in One 29 Park, LLC (“One 29 Park”) with a carrying amount of $506,000 at September 30, 2014 and December 31, 2013, respectively. These investments have been accounted for under the equity method. Included in due to/from related parties at September 30, 2014 and December 31, 2013 are net amounts due to/(from) these entities of $(60,630) and $29,123, respectively. Included in accounts receivable are management fees due at September 30, 2014 and December 31, 2013 from these entities for $411,839 and $415,371, respectively.

Condensed financial information for Bagatelle Investors, Bagatelle NY, Bagatelle LA and One 29 Park as of, and for the periods ended September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park

Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$150,988	$508,272		$75,917		$1,698,565
Noncurrent assets	2,007,891	2,546,310		530,351		1,173,548
Current liabilities	(3,406)	(419,273)		(1,332,034)		(358,963)
Noncurrent liabilities	-	(194,991)		(26,543)		(4,051,990)
Equity	$2,155,473	$2,440,318		$(752,309)		$(1,538,840)

	Three months ended September 30, 2014:

Revenues	$-	$5,913,430	$997,033	$4,591,161
Operating income (loss)	109,780	803,508	(123,162)	(132,150)
Net income (loss)	109,780	701,424	(132,906)	(135,150)

	Nine months ended September 30, 2014:

Revenues	$-	$9,025,968	$1,359,169	$5,679,178
Operating income (loss)	214,986	1,395,717	(204,230)	(72,347)
Net income (loss)	212,686	1,281,395	(217,082)	(75,346)

	December 31, 2013:
	Bagatelle	Bagatelle		Bagatelle		One 29
	Investors	NY		LA		Park

Company ownership	31.24%	5.23	%(1)	5.23	%(2)	10%

Current assets	$164,662	$1,628,639		$94,634		$2,136,179
Noncurrent assets	2,944,785	2,708,504		587,861		1,182,845
Current liabilities	(1,471)	(707,324)		(1,187,803)		(750,430)
Noncurrent liabilities	-	(171,996)		(26,771)		-
Equity	$3,107,976	$3,457,823		$(532,079)		$2,568,594

	Three months ended September 30, 2013:

Revenues	$-	$5,807,888	$971,084	$4,967,447
Operating income (loss)	112,740	1,456,247	(193,458)	(38,767)
Net income (loss)	110,891	827,817	(293,054)	(41,767)

	Nine months ended September 30, 2013:

Revenues	$-	$8,747,933	$1,236,199	$7,242,579
Operating income (loss)	143,513	1,283,943	(518,716)	(203,448)
Net income (loss)	140,954	1,207,760	(537,865)	(206,448)

(1)	This reflects the Company's direct ownership of 5.23% in Bagatelle NY. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13%.

(2)	This reflects the Company's direct ownership of 5.23% in Bagatelle LA. In addition, the Company has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33%.

The Company has accounted for its investments in Bagatelle LA and One 29 Park under the equity method due to its ability to exercise significant influence over such entities.

Note 10 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. Included in other assets are noninterest bearing cash advances made to related parties that are not expected to be repaid within the next twelve months. As of September 30, 2014 and December 31, 2013, these advances aggregated to a total of $1,017,799 and $1,107,220, respectively.

The Company incurred approximately $385,000 and $848,000 for the nine months ended September 30, 2014 and 2013 for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 is a balance due to this entity of approximately $43,022 and $417,000, respectively.

The Company incurred approximately $3,107,000 and $1,288,000 for the nine months ended September 30, 2014 and 2013, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in accounts payable at September 30, 2014 and December 31, 2013 is a balance due to this entity of $0 and $15,900, respectively.

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

The following tables summarize the components of derivative liabilities:

	September 30,	December 31,
	2014	2013

Fair value of derivative liability	$8,298,000	$10,095,000

Significant assumptions (or ranges):
Trading market values (1)	$5.30	$5.75
Term (years) (2)	1.41	2.08
Expected volatility (1)	33.1%	41.4%
Risk-free rate (2)	.31%	0.38%
Discount rate (3)	1.18%	1.24%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	2

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $1,793,142 of income on the adjustment of the derivative liability balance for the nine months ended September 30, 2014.

Note 12 - Commitments and contingencies:

Operating leases:

The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to September 30, 2014 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount

2014	$2,160,984	$(790,390)	$1,370,594
2015	5,980,402	(1,075,083)	4,905,319
2016	6,703,216	(1,063,785)	5,639,431
2017	6,457,831	(844,061)	5,613,770
2018	6,562,366	(864,156)	5,698,210
Thereafter	92,974,777	(3,626,551)	89,348,226
Total	$120,839,576	$(8,264,026)	$112,575,550

Rent expense (including percentage rent of $329,545 and $272,730 for the nine months ended September 30, 2014 and 2013, respectively, and $101,936 and $10,509 for the three months ended September 30, 2014 and 2013, respectively), included in continued operations, amounted to $2,802,466 and $2,321,141 for the nine months ended September 30, 2014 and 2013, respectively, and $779,164 and $718,147 for the three months ended September 30, 2014 and 2013, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $600,099 and $469,591 for the nine months ended September 30, 2014 and 2013, respectively, and $188,480 and $ 181,544 for the three months ended September 30, 2014 and 2013, respectively, related to subleases with related and unrelated parties which expires through 2025.

License and management fees:

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a shareholder for the life of the lease. Management fees amounted to $60,324 and $58,640 for the nine months ended September 30, 2014 and 2013, respectively. Included in accounts payable at September 30, 2014 and December 31, 2013 are amounts due for management fees of $27,365 and $39,514, respectively.

Basement Manager, pursuant to its operating agreement, is obligated to pay management fees to the two managers of the nightclub. The Company terminated the management services for these two managers in February 2013. Management fees amounted to $60,989 for the nine months ended September 30, 2013.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $3,604,433 and $3,136,342 for the nine months ended September 30, 2014 and 2013, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $462,313 and $481,638 for the nine months ended September 30, 2014 and 2013, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $554,039 and $402,590 for the nine months ended September 30, 2014 and 2013, respectively. Included in accounts receivable and other assets at September 30, 2014 and December 31, 2013 are amounts due for management fees and reimbursable expenses of $890,176 and $870,158, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fee amounted to $1,129,341 and $1,273,948 for the three months ended September 30, 2014 and 2013, respectively. Included in accounts receivable at September 30, 2014 and December 31, 2013 are amounts due for management fees of $877,244 and $143,474, respectively.

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Cash and cash equivalents	$9,709	$3,318
Accounts receivable	11,092	130,527
Inventory	43,903	100,855
Prepaid expenses and other current assets	77,511	244,816
Assets of discontinued operations - current	142,214	479,516
Property and equipment, net	1,567,058	1,322,698
Security deposits	84,904	181,571
Assets of discontinued operations - long term	1,651,962	1,504,269
Accounts payable and accrued liabilities	409,573	1,022,031
Due to related parties	2,489,146	2,500,960
Liabilities of discontinued operations - current	2,898,718	3,522,991
Deferred rent payable	686,503	661,709
Net assets	$(1,791,045)	$(2,200,915)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$-	$580,981	$102,330	$3,475,429
Costs and Expenses	(177,050)	2,927,632	1,196,706	9,180,887

Net income (loss) from discontinued operations	$177,050	$(2,346,651)	$(1,094,376)	$(5,705,458)

Note 14 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 15 - Stockholders’ equity:

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2014 and December 31, 2013, there were 24,940,195 and 24,946,739, respectively, outstanding shares of Common Stock and no outstanding shares of preferred stock.

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

In August 2014, the Company granted options to purchase shares of common stock at an exercise price of $5.00 per share. These options vest over five years.

As of September 30, 2014, 632,268 shares were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2014, the Company recognized $159,385 and $326,753 of non-cash stock-based compensation expense, respectively, in general and administrative expense in the consolidated statements of operations.

As of September 30, 2014, there was approximately $4,629,636 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three months ended
September 30, 2014
Expected life (in years)	6.5
Risk-free interest rate	1.37%
Volatility	37%
Dividend yield	0%

A summary of the status of stock option awards and changes during the three months ended September 30, 2014 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2013	766,578	$5.00
Granted	100,000	$6.00
Granted	790,000	$4.85
Granted	275,000	$5.00
Exercised	-	-
Cancelled, expired, or forfeited	-	-
Outstanding at September 30, 2014	1,931,578	$5.00	9.42	$103,500
Exercisable at September 30, 2014	125,454	$5.03	9.42	$6,635

The weighted-average grant-date fair value of option awards granted, vested and non-vested during the three months ended September 30, 2014 was $1.86.

Note 17 - Segment reporting:

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STK segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units”. These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
STKs	$10,375,136	$8,695,667	$27,807,365	$26,732,173
F&B	1,945,363	2,137,086	6,207,523	5,585,556
Other	69,685	252,865	915,556	731,389

	$12,390,184	$11,085,618	$34,930,444	$33,049,118

Segment Profits:
STKs	$1,564,275	$871,410	$3,488,507	$3,803,113
F&B	1,945,363	2,137,086	6,207,523	5,585,556
Other	(176,877)	(123,582)	90,488	(438,840)

Total segment profit	3,332,761	2,884,914	9,786,518	8,949,829

General and administrative, net	1,922,482	1,080,686	6,024,364	2,973,313
Depreciation and amortization	327,810	341,529	1,000,464	1,197,431
Interest expense, net of interest income	(6,268)	235,507	52,220	614,642
Other	(224,079)	810,913	(2,329,785)	1,012,720

Income (loss) from continuing operations before provision for income taxes	$1,312,816	$416,279	$5,039,255	$3,151,723

	September 30,	December 31,
	2014	2013

Property & equipment, net:
STKs	$15,103,170	$11,893,554
F&B	160,012	145,364
Other	1,640,639	1,406,495
Total	$16,903,821	$13,445,413

Note 18 - Geographic information:

The following table contains certain financial information by geographic location for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
United States:
Revenues - owned units	$18,264,189	$18,459,970
Management, incentive and royalty fee revenue	2,400,754	2,299,487

Foreign:
Revenues - owned units	$13,911	$55,060
Management and development fee revenue	1,861,407	1,148,984

The following table contains certain financial information by geographic location at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
United States:
Net assets	$9,523,135	$7,572,058

Foreign:
Net assets	$1,291,994	$654,579

Note 19 - Subsequent events:

On October 22, 2014, The ONE Group, LLC, JEC II, LLC and One Marks, LLC entered into a settlement agreement effective as of September 30, 2014 regarding the “ONE” trademark.  The parties have amicably resolved their differences over the use and registration of such trademark for certain services and settled the litigation for $600,000 which was paid to The ONE Group, LLC in October 2014.

On November 3, 2014, STK Denver LLC, a wholly-owned subsidiary of One Group, entered into a lease agreement with 16M, LLC to open an STK Rebel restaurant in Denver, Colorado in 2015.

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

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including boutique hotels, casinos and other high-end locations globally. As of September 30, 2014, we owned and operated 8 and managed 8 restaurants and lounges throughout the United States and London, U.K. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate seven STK restaurants in major metropolitan cities globally, including our most recent STK which opened in April 2014 in Washington, D.C. We currently expect to open one additional STK in Miami during the fourth quarter of 2014. On February 10, 2014, we entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. On June 9, 2014 we entered into a lease agreement to open an STK in Chicago, Illinois in 2015. In addition, on June 19, 2014 we entered into a management agreement to operate the food and beverage services at a hotel in Milan, Italy in 2015. On August 13, 2014 we announced that we entered into an agreement to operate the food and beverage services for a hotel in Miami, Florida that will include an STK Rebel beginning in 2015. STK Rebel is a more accessible version of STK. It embodies the same experience and quality of an STK and offers a broader menu and price point that we believe appeals to a national and international market. On August 28, 2014 we entered into a lease agreement to assume the the food and beverage operations, open an STK restaurant and provide the pool side restaurant and hospitality services at the W Hotel in Los Angeles, California. We commenced certain of such operations on October 1, 2014 and expect to open the STK restaurant and assume the remaining operations and services in 2015. On November 3, 2014, we entered into a lease agreement to open an STK Rebel restaurant in Denver, Colorado in 2015. The average unit volume, check and beverage mix for owned and managed STK restaurants in either a leased or F&B location that have been open a full twelve months at September 30, 2014 were $11.5 million, $125 and 40%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key food and beverage services at high-end boutique hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can generate $500,000 to $750,000 of annual pre-tax income. We also own or manage a small number of other standalone restaurants and lounges.

Net income (loss) for the nine months ended September 30, 2014 and 2013 were $3,241,000 and $(2,697,000), respectively, and included a loss from discontinued operations of $1,094,000 and $5,705,000 for the nine months ended September 30, 2014 and 2013, respectively. Net income (loss) for the three months ended September 30, 2014 and 2013 were $1,137,000 and $(2,009,000), respectively, and included net income (loss) from discontinued operations of $177,000 and $(2,347,000) for the three months ended September 30, 2014 and 2013, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014 and the closing of the Bagatelle unit in Las Vegas during 2013 as well as the termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the termination of the lease with The Palms Hotel in Las Vegas for the Xishi concept. In addition, we closed a kiosk in New York City which featured burgers and shakes in 2013. In addition, the three and nine months ended September 30, 2014 included non-cash derivative expense (income) of $992,000 and $(1,793,000), respectively, from an adjustment of our derivative liability balance.

Our Growth Strategies and Outlook

Our growth model is comprised of the following three primary drivers:

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

Expansion Through New Food & Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target one to two new food and beverage hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that, following the Merger, we have more capital and resources available to allocate towards operational initiatives.  We are targeting same store sales to grow by approximately 2% to 3% annually as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of six units for the three months ended September 30, 2014 as compared to five units for the three month period ended September 30, 2013, and consisted of five units for the nine month periods ended September 30, 2014 and September 30, 2013, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

The Company operates in three segments: Owned STK units ("STKs"), Food and beverage hospitality management ("F&B") and Other concepts ("Other"). We believe that STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STK segment consists of leased restaurant locations and competes in the full service dining industry. The F&B segment operates the food and beverage services in hotels or casinos and could include an STK, generating management and incentive fees on net revenue at each location. Our Other segment includes non-STK leased locations.

Revenues

Owned unit net revenue . Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of September 30, 2014, beverage sales comprised 40% of STK and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 60%. This indicator assists management in understanding the trends in gross margins of the units.

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

Our primary restaurant brand is STK and we specifically look at comparable revenues from both owned and managed STKs in either a leased or F&B location in order to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of STK and Other units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represent approximately 30% of our current food and beverage costs.

Unit operating expenses. We measure unit operating expenses for STKs and Other units as a percentage of owned unit net revenues. Unit operating expenses include the following:

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

Management and royalty fees. In certain of our F&B units, we pay outside third parties a management fee based on a percentage of sales or a fixed fee. Historically, a majority of management fees related to one property, Tenjune, and related to the use of an outside management company to operate this lounge concept. This management agreement was terminated in February 2013. Royalty fees are paid to the 50% owner of the trademark rights to the name “Asellina” and “Cucina Asellina”.

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK unit in either a leased or F&B location which are comprised principally of manager salaries and relocation costs, employee payroll and related training costs for new employees and lease costs incurred prior to opening. We expect these costs to increase as we accelerate our company-owned restaurant openings, which may have a material impact on our operating results in future periods. Preopening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, losses from discontinued operations, derivative income (expense) and stock based compensation. EBITDA and Adjusted EBITDA have been presented in this Report and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$747,426	$(2,294,344)	$3,038,821	$(2,627,332)
Net income (loss) attributable to noncontrolling interest	279,542	285,516	92,478	(69,198)
Net income (loss)	1,026,968	(2,008,828)	3,131,299	(2,696,530)
Interest expense, net of interest income	(6,268)	235,507	52,220	614,642
Provision for income taxes	462,898	78,457	813,580	142,794
Depreciation and amortization	327,810	341,529	1,000,464	1,197,431

EBITDA	1,811,408	(1,353,335)	4,997,563	(741,664)

Deferred rent (1)	102,259	635,864	289,419	285,856
Pre-opening expenses	315,905	(161,064)	1,149,078	211,330
Non-recurring gain	(1,200,000)	-	(1,200,000)	-
(Income) Loss from discontinued operations	(177,050)	2,346,651	1,094,376	5,705,458
Transaction costs	-	1,026,416	-	1,026,416
Derivative expense (income)	991,588	-	(1,793,124)	-
Stock based compensation	159,385	-	326,753	-

Adjusted EBITDA	2,003,495	2,494,532	4,864,065	6,487,396
Adjusted EBITDA attributable to noncontrolling interest	252,410	1,154,459	449,822	1,875,082
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,751,085	$1,340,073	$4,414,243	$4,612,314

(1)	Deferred rent is included in unit operating expenses on the statement of income.

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

The following table presents a reconciliation of Net income to Adjusted Net income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$747,426	$(2,294,344)	$3,038,821	$(2,627,332)
Net income (loss) attributable to noncontrolling interest	279,542	285,516	92,478	(69,198)

Net income (loss)	1,026,968	(2,008,828)	3,131,299	(2,696,530)
(Income) loss from discontinued operations, net of taxes	(177,050)	2,346,651	1,094,376	5,705,458
Transaction costs	-	1,026,416	-	1,026,416
Derivative expense	991,588	-	(1,793,124)	-
Non-recurring gain	(1,200,000)	-	(1,200,000)	-
Stock based compensation	159,385	-	326,753	-

Adjusted Net income	800,891	1,364,239	1,559,304	4,035,344
Adjusted Net income attributable to noncontrolling interest	184,816	147,548	54,565	556,637
Adjusted Net income attributable to The ONE Group Hospitality, Inc.	$616,075	$1,216,691	$1,504,739	$3,478,707

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Owned unit net revenues	$10,444,821	$8,948,532	$28,722,921	$27,463,562
Management and incentive fee revenue (1)	1,945,363	2,137,086	6,207,523	5,585,556
Total revenue	12,390,184	11,085,618	34,930,444	33,049,118

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,811,806	2,382,470	7,482,382	7,212,356
Unit operating expenses	6,245,617	5,818,234	17,661,544	16,886,934
General and administrative	1,922,482	1,080,686	6,024,364	2,973,313
Depreciation and amortization	327,810	341,529	1,000,464	1,197,431
Management and royalty fees	(35,214)	18,331	60,324	58,640
Pre-opening expenses	315,905	(161,064)	1,149,078	211,330
Transaction Costs	-	1,026,416	-	1,026,416
Equity in income of investee companies	(268,660)	(163,375)	(588,996)	(563,583)
Derivative income (expense)	991,588	-	(1,793,124)	-
Interest expense, net of interest income	(6,268)	235,507	52,220	614,642
Other (loss) income	(1,227,698)	90,605	(1,157,067)	279,918

Total cost and expenses	11,077,368	10,669,339	29,891,189	29,897,396

Income from continuing operations before provision for income taxes	1,312,816	416,279	5,039,255	3,151,722

Provision for income taxes	462,898	78,457	813,580	142,794

Income from continuing operations	849,918	337,822	4,225,675	3,008,928

(Income) loss from discontinued operations, net of taxes	(177,050)	2,346,651	1,094,376	5,705,458

Net Income (loss)	1,026,968	(2,008,829)	3,131,299	(2,696,530)
Less: net income (loss) attributable to noncontrolling interest	279,542	285,515	92,478	(69,198)

Net income (loss) attributable to The One Group Hospitality, Inc.	747,426	(2,294,344)	3,038,821	(2,627,332)

Other comprehensive income
Currency translation adjustment	(78,177)	42,725	(33,955)	105,711

Comprehensive income (loss)	$669,249	$(2,251,619)	$3,004,866	$(2,521,621)

(1)	Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales which totaled $67,516,956 and $59,067,700 for the nine months ended September 30, 2014 and 2013, respectively, and $22,744,225 and $21,076,912 for the three months ended September 30, 2014 and 2013, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Owned unit net revenues	84.3%	80.7%	82.2%	83.1%
Management and incentive fee revenue	15.7%	19.3%	17.8%	16.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	26.9%	26.6%	26.1%	26.3%
Unit operating expenses (1)	59.8%	65.0%	61.5%	61.5%
General and administrative	15.5%	9.7%	17.2%	9.0%
Depreciation and amortization	2.6%	3.1%	2.9%	3.6%
Management and royalty fees	(0.3)%	0.2%	0.2%	0.2%
Pre-opening expenses	2.5%	(1.5)%	3.3%	0.6%
Transaction Costs	0.0%	9.3%	0.0%	3.1%
Equity in (income) loss of investee companies	(2.2)%	(1.5)%	(1.7)%	(1.7)%
Derivative income (expense)	8.0%	0.0%	(5.1)%	0.0%
Interest expense, net of interest income	(0.1)%	2.1%	0.1%	1.9%
Other income	(9.9)%	0.8%	(3.3)%	0.8%

Total cost and expenses	89.4%	96.2%	85.6%	90.5%

Income from continuing operations before
provision for income taxes	10.6%	3.8%	14.4%	9.5%

Provision for income taxes	3.7%	0.7%	2.3%	0.4%

Income from continuing operations	6.9%	3.0%	12.1%	9.1%

(Income) loss from discontinued operations, net of taxes	(1.4)%	21.2%	3.1%	17.3%

Net Income (loss)	8.3%	(18.1)%	9.0%	(8.2)%
Less: net income (loss) attributable to noncontrolling interest	2.3%	2.6%	0.3%	(0.2)%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	6.0%	(20.7)%	8.7%	(8.0)%

Other comprehensive income
Currency translation adjustment	(0.6)%	0.4%	(0.1)%	0.3%

Comprehensive income (loss)	5.4%	(20.3)%	8.6%	(7.7)%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended September 30, 2014				Three months ended September 30, 2013
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$10,375,136		$69,685	$10,444,821	$8,695,667		$252,865	$8,948,532
Management and incentive fee revenue		$1,945,363		1,945,363		$2,137,086		2,137,086
Total revenue	10,375,136	1,945,363	69,685	12,390,184	8,695,667	2,137,086	252,865	11,085,618

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,782,788		29,017	2,811,806	2,318,723		63,747	2,382,470
Unit operating expenses	6,028,073		217,545	6,245,617	5,505,534		312,700	5,818,234

Total cost and expenses	8,810,861	-	246,562	9,057,423	7,824,257	-	376,446	8,200,704
Income from restaurant and hospitality operations	$1,564,275	$1,945,363	$(176,877)	3,332,761	$871,410	$2,137,086	$(123,582)	2,884,914

General and administrative, net				1,922,482				1,080,686
Depreciation and amortization				327,810				341,529
Management and royalty fees				(35,214)				18,331
Pre-opening expenses				315,905				(161,064)
Transaction costs				-				1,026,416
Equity in income (loss) of subsidiaries				(268,660)				(163,375)
Derivative income				991,588				-
Interest expense, net of interest income				(6,268)				235,507
Other (income) expense				(1,227,698)				90,605
Total cost and expenses				2,019,944				2,468,635

Income from continuing operations before provision for income taxes				$1,312,817				$416,279

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$27,807,365		$915,556	$28,722,921	$26,732,173		$731,389	$27,463,562
Management and incentive fee revenue		$6,207,523		6,207,523		$5,585,556		5,585,556
Total revenue	27,807,365	6,207,523	915,556	34,930,444	26,732,173	5,585,556	731,389	33,049,118

Cost and expenses:
Owned operating expenses:
Food and beverage costs	7,269,154		213,228	7,482,382	7,026,031		186,324	7,212,356
Unit operating expenses	17,049,704		611,840	17,661,544	15,903,030		983,904	16,886,934

Total cost and expenses	24,318,858	-	825,068	25,143,926	22,929,061	-	1,170,229	24,099,289
Income from restaurant and hospitality operations	$3,488,507	$6,207,523	$90,488	9,786,518	$3,803,113	$5,585,556	$(438,840)	8,949,829

General and administrative, net				6,024,364				2,973,313
Depreciation and amortization				1,000,464				1,197,431
Management and royalty fees				60,324				58,640
Pre-opening expenses				1,149,078				211,330
Transaction costs				-				1,026,416
Equity in income (loss) of subsidiaries				(588,996)				(563,583)
Derivative income				(1,793,124)				-
Interest expense, net of interest income				52,220				614,642
Other (income) expense				(1,157,067)				279,918
Total cost and expenses				4,747,263				5,798,107

Income from continuing operations before provision for income taxes				$5,039,255				$3,151,722

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $1,679,000, or 19.3%, from $8.8 million for the three months ended September 30, 2013 to $10.4 million for the three months ended September 30, 2014. This increase was primarily due to the opening of our STK in Washington, DC which had as of September 30, 2014 net revenues of $1,265,000. Comparable owned STK unit sales increased $414,000 or 4.8% from $8.7 million for the three months ended September 30, 2013 to $9.1 million for the three months ended September 30, 2014.

Owned unit net revenues in our Other segment decreased $183,000, or 72.4%, from $253,000 for the three months ended September 30, 2013 to $70,000 for the three months ended September 30, 2014.

Management and incentive fee revenue. Management and incentive fee revenues decreased $192,000, or 9.0%, from $2.1 million during the three months ended September 30, 2013 to $1.9 million for the three months ended September 30, 2014. The decrease was primarily due to an incentive fee income accrual of approximately $550,000 for our UK operations during the three months ended September 30, 2013 based on an estimate of earnings through the end of September 2013 which was subsequently reversed during the three months ended December 31, 2013. This was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas. For the three months ended September 30, 2014 there is no accrual for incentive fee income.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended September 30, 2014, comparable unit sales of owned or managed STK increased 5.7% as compared to the three months ended September 30, 2013.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $464,000, or 20.0%, from $2.3 million or 26.7% of owned unit net revenues for the three months ended September 30, 2013 to $2.8 million or 26.8% of owned unit net revenues for the three months ended September 30, 2014. The increase in the percentage of food and beverage costs was related primarily the opening of our STK in Washington, DC, partially offset by management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 58% and 56% for the three months ended September 30, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $35,000, or 54.5%, from $64,000 or 25.2% of other owned unit net revenues for the three months ended September 30, 2013 to $29,000 or 41.6% of owned unit net revenues for the three months ended September 30, 2014.

Unit operating expenses. Unit operating expenses for STKs increased $523,000, or 9.5%, from $5.8 million or 63.3% of owned unit net revenues for the three months ended September 30, 2013 to $6.2 million or 58.1% of owned unit net revenues for the three months ended September 30, 2014. The increase in operating expenses was primarily due to the new STK unit opening in Washington, DC in April 2014 and was partially offset by improvements in operating efficiencies as it related to payroll expenses. Unit operating costs in our Other segment decreased $95,000 or 30.4% from $313,000 at September 30, 2014 to $218,000 at September 30, 2013.

General and administrative. General and administrative costs increased $841,000 to $1.9 million, or 77.8%, during the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013. General and administrative costs as a percentage of total revenues increased from 9.7% for the three months ended September 30, 2013 to 15.5% for the three months ended September 30, 2014. This increase was due to an increase in professional fees of $302,000 in connection with our status as a public company as well as additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally.

Transaction costs. Transaction costs were $0 for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013. Transaction costs for the three months ended September 30, 2013 included professional and other expenses related to the Merger which closed on October 16, 2013.

Depreciation and amortization. Depreciation and amortization expense decreased $14,000, or 4.0%, from $342,000 in the three months ended September 30, 2013 to $328,000 for the three months ended September 30, 2014.

Management and royalty fees. Management and royalty income increased to $35,000 for the three months ended September 30, 2014 from $18,000 in fees for the three months ended September 30, 2013.

Pre-opening expenses. Restaurant pre-opening costs increased $477,000, or 296.1%, from income of $161,000 or 1.5% of total revenues for the three months ended September 30, 2013 to an expense $316,000 or 2.5% of total revenues for the three months ended September 30, 2014. The increase is related to a recategorization of the preopening costs related to Xishi to loss from discontinued operations in 2013 and the preopening costs associated with the new food and beverage operations at the W Hotel in Los Angeles, California which had certain services commence in October 2014.

Equity in income of investee companies. Equity in income of investee companies increased by $106,000 from $163,000, or 1.5% of total revenues for the three months ended September 30, 2013, to $269,000 or 2.2% of total revenues for the three months ended September 30, 2014 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative expense was $992,000 for the three months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013. Derivative expense represents the increase in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest income decreased by $242,000, or 102.7%, from $236,000, or 2.1% of consolidated revenues for the three months ended September 30, 2013, to interest expense, net interest income of $6,000, or 0.1% of total revenues for the three months ended September 30, 2014, due primarily to the decrease in member loans outstanding at September 30, 2014.

Other (income) expense. Other (income) expense decreased by $1.3 million from $91,000 of other expense, or 0.8% of total revenues for the three months ended September 30, 2013, to $1.2 million of other income, or 9.9% of total revenues, for the three months ended September 30, 2014. The difference is due to a $1.2 million payment received in connection with the termination of our management agreement at the Perry Hotel in Miami.

Provision for income taxes. Income tax expense increased by $385,000 to $463,000 tax expense during the three months ended September 30, 2014 from a $78,000 tax expense during the three months ended September 30, 2013. As of September 30, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the third quarter of 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations . During the nine months ended September 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location is presented as loss from discontinued operations. Loss from discontinued operations decreased by $2.5 million to a gain of $177,000 during the three months ended September 30, 2014 from $2.3 million during the three months ended September 30, 2013. The decrease is attributable to the winding down of operations, partially offset by the reversal of estimated costs related to the closing of BBCLV.

Net (loss) income attributable to noncontrolling interest. Net (loss) income attributable to noncontrolling interest decreased $6,000, or 2.1%, to $280,000 for the three months ended September 30, 2014 from $286,000 during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Owned unit net revenues. Owned unit net revenues for our STKs increased $1.1 million, or 4.0%, from $26.7 million for the nine months ended September 30, 2013 to $27.8 million for the nine months ended September 30, 2014. This increase was primarily due to an increase of $2.4 million in revenues due to the opening of our STK in Washington DC partially offset by the temporary closure and renovation of The Perry Hotel in Miami in which we operate one STK and also provide food and beverage services to the hotel. We expect this STK to reopen in the fourth quarter of 2014. Comparable owned STK unit sales increased $920,000 or 3.7% from $24.5 million for the nine months ended September 30, 2013 to $25.5 million for the nine months ended September 30, 2014.

Owned unit net revenues increased in our Other segment $184,000, or 25.2%, from $731,000 for the nine months ended September 30, 2013 to $916,000 for the nine months ended September 30, 2014.

Management and incentive fee revenue. Management and incentive fee revenues increased $622,000, or 11.1%, from $5.6 million during the nine months ended September 30, 2013 to $6.2 million for the nine months ended September 30, 2014. This increase was driven primarily by an increase in the management and incentive fee income that we received at our STK in Las Vegas as well as a full nine months of our food and beverage hospitality operations at the ME Hotel in London, which was only open for part of the nine months ended September 30, 2013, partially offset by an incentive fee income accrual of approximately $550,000 for our UK operations during the three months ended September 30, 2013, and based on an estimate of earnings through the end of September 2013 which was subsequently reversed during the three months ended December 31, 2013. For the nine months ended September 30, 2014 there is no accrual for incentive fee income.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the nine months ended September 30, 2014, comparable unit sales of owned or managed STKs increased 5.1% as compared to the nine months ended September 30, 2013. The average check for owned or managed STKs decreased $1.14 from $126.12 for the last twelve month period ended September 30, 2013 to $124.98 for the last twelve month period ended September 30, 2014.

Cost and Expenses

Food and beverage costs. Food and beverage costs for owned STKs increased $243,000, or 3.5%, from $7.0 million or 26.3% of owned unit net revenues for the nine months ended September 30, 2013 to $7.3 million or 26.1% of owned unit net revenues for the nine months ended September 30, 2014. The increase in food and beverage costs was related primarily the opening of our STK in Washington, DC partially offset by management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 58% and 56% for the nine months ended September 30, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment units increased $27,000, or 14.4%, from $186,000 or 25.5% of owned unit net revenues for the three months ended September 30, 2013 to $213,000 or 23.3% of owned unit net revenues for the nine months ended September 30, 2014.

Unit operating expenses. Unit operating expenses for owned STKs increased $1.1 million, or 7.2%, from $15.9 million or 59.5% of owned unit net revenues for the nine months ended September 30, 2013 to $17.0 million or 61.3% of owned unit net revenues for the nine months ended September 30, 2014. The increase in operating expenses was primarily due to the new STK unit opening in Washington, DC in April 2014 and was partially offset by improvements in operating efficiencies as related to payroll expenses. Unit operating expenses in our Other segment decreased $372,000 or 37.8% from $984,000 for the nine months ended September 30, 2014 to $612,000 for the nine months ended September 30, 2013.

General and administrative. General and administrative costs increased $3.1 million to $6.0 million, or 102.6%, during the nine months ended September 30, 2014 from $3.0 million for the nine months ended September 30, 2013. General and administrative costs as a percentage of total revenues increased from 9.0% for the nine months ended September 30, 2013 to 17.2% for the nine months ended September 30, 2014. This increase was due to an increase in professional fees of $1.4 million in connection with our status as a public company as well as additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally.

Depreciation and amortization. Depreciation and amortization expense decreased $197,000, or 16.4%, from $1.2 million in the nine months ended September 30, 2013 to $1.0 million for the nine months ended September 30, 2014. This decrease was primarily related to the temporary closure of the STK in Miami at The Perry Hotel due to a major renovation in 2013.

Management and royalty fees. Management and royalty fees increased to $60,000 for the nine months ended September 30, 2014 from $59,000 for the nine months ended September 30, 2013.

Pre-opening expenses. Restaurant pre-opening costs increased $938,000, or 443.7%, from $211,000 or 0.6% of total revenues for the nine months ended September 30, 2013 to $1.1 million or 3.3% of total revenues for the nine months ended September 30, 2014. The increase is related to the preopening costs associated with the new STK in Washington, DC which opened in April 2014, the food and beverage operations at the W Hotel in Los Angeles, California, which had certain services commence on October 1, 2014, the STK in Miami which is scheduled to reopen in the fourth quarter of 2014 and the STKs in Orlando and Chicago that are in the early stages of development.

Equity in income of investee companies. Equity in income of investee companies increased by $25,000 from $563,000, or 1.7% of total revenues for the nine months ended September 30, 2013, to $589,000 or 1.7% of total revenues for the nine months ended September 30, 2014, primarily related to a decline in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $1.8 million for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest expense decreased by $562,000, or 91.5%, from $615,000 for the nine months ended September 30, 2013, to $52,000, or 0.1% of total revenues for the nine months ended September 30, 2014, due primarily to the decrease in member loans outstanding at September 30, 2014.

Other (income) expense. Other (income) expense increased by $1.4 million from $280,000 of other expense, or 0.8% of total revenues for the nine months ended September 30, 2013, to $1.2 million of other income, or 3.3% of total revenues, for the nine months ended September 30, 2014. The difference is due to a $1.2 million payment received in connection with the termination of our management agreement at the Perry Hotel in Miami.

Provision for income taxes. Income tax expense increased by $671,000 to $814,000 tax expense during the nine months ended September 30, 2014 from a $143,000 tax expense during the nine months ended September 30, 2013. As of September 30, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the third quarter of 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations. During the nine months ended September 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location is presented as loss from discontinued operations. Loss from discontinued operations decreased by $4.6 million to $1.1 million during the nine months ended September 30, 2014 from $5.7 million during the nine months ended September 30, 2013. The decrease is attributable to the winding down of operations offset by the reversal of estimated costs related to the closing of BBCLV of $443,000.

Net loss attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest increased $161,000, or 234.8%, to $92,000 for the nine months ended September 30, 2014 from a loss of $69,000 during the three months ended September 30, 2013.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our existing credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of September 30, 2014, we had cash and cash equivalents of approximately $8.4 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013

Net cash (used in) provided by:
Operating activities	$29,751	$(1,085,929)
Investing activities	(4,784,127)	(2,191,227)
Financing activities	1,477,299	3,443,707
Effect of exchange rate changes on cash	(34,115)	105,711

Net (decrease) increase in cash and cash equivalents	$(3,311,192)	$272,262

Operating Activities

For the nine months ended September 30, 2014, cash flows provided by operating activities were $30,000, consisting of net income of $3.2 million, which included a loss from discontinued operations of $1.1 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.6 million, including a non-cash derivative income of $1.8 million, and a non-cash stock-based compensation of $327,000. Net cash flow of operating assets and liabilities totaled $3.9 million and included increases in accounts receivable of $805,000, a decrease in prepaid expenses of $263,000, increases in other assets of $43,000 and a decrease of $2.9 million in accounts payable and accrued expenses.

For the nine months ended September 30, 2013, cash flows used in operating activities were $1.1 million, consisting of net loss of $2.7 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges of $1.8 million. Net cash flow of operating assets and liabilities totaled $23,000 and included decreases in accounts receivable of $348,000, increases in prepaid expenses of $526,000 and a decrease of $144,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $4.8 million, consisting primarily of purchases of property and equipment of $4.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the nine months ended September 30, 2013 was $2.2 million, consisting primarily of purchases of property and equipment of $1.4 million, primarily related to construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $1.5 million, consisting of proceeds from our credit facility of $6.9 million, offset by principal payments made on our credit facility of $5.1 million and a repayment of notes payable of $15,000. This was partially offset by distributions to non-controlling interest members of $761,000.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $3.4 million, consisting of proceeds from our credit facility of $6.0 million, offset by principal payments made on our credit facility of $3.5 million, repayment of notes payable of $15,000, proceeds from member loans of $520,000 and contributions from new members of $2.0 million. This was partially offset by distributions to members of $1.4 million.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future will increase from the amounts described in “Investing Activities” above. We typically target an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units. In addition, our hospitality food and beverage services projects typically require limited capital investment from us. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures. We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Credit Facility

On October 31, 2011, we entered into a credit facility with BankUnited, N.A., or BankUnited (formerly Herald National Bank). On June 3, 2014 the Company entered into Amendment No. 3 to the Credit Agreement to adjust the commitment termination date to October 31, 2014 and the maturity date of the Credit Agreement to October 31, 2015. On August 6, 2014 we entered into Amendment No. 4 and Addendum to the Credit Agreement with BankUnited to, among other things, increase our credit facility for up to $9.1 million, as well as update certain definitions, add additional subsidiaries as borrowers, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations are effective for the period ending September 30, 2014 and we were in compliance with all the new covenants as of September 30, 2014.

Other Notes Payable

On October 1, 2009, One Group purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12th and 4.63% in One LA. We paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note, and issued warrants to purchase up to 10,090 of our membership units at an exercise price of $22.94 per membership unit, which were cancelled in conjunction with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At September 30, 2014 and December 31, 2013, $0 and $15,000 remained outstanding under this note, respectively.

Our capital expenditures will continue to be significant as we currently plan to open one new owned STK restaurant in fiscal 2014 and three owned STKs, one owned STK Rebel and two F&B hospitality management locations in 2015 in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of November 13, 2014, we have 6 signed leases and or management agreements or letters of intent for restaurant locations and/or management agreements that we expect to open in the future. Additionally, we may enter into more letters of intent and/or leases during fiscal 2014. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories, to be approximately $7.0 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, borrowings under our credit facility and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Management identified the following material weakness in our internal control over financial reporting.

Our material weakness relates to an insufficient number of accounting professionals with necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Because of the material weakness described above, management believes that, as of September 30, 2014, our internal control over financial reporting was not effective based on those criteria.

As a private company that recently transitioned to a public company, One Group has not historically maintained the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company. We depended heavily on our Chief Financial Officer until we hired our Director of Financial Reporting in June 2014, along with hiring additional staff and upgrading our accounting software.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Amendment No. 4 and Addendum to Credit Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, WSATOG (Miami) LLC and BankUnited, N.A. formerly (Herald National Bank).

10.2	Second Amended and Restated Security Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami Service, LLC, STK Midtown, LLC, STK Midtown Holdings, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC and BankUnited, N.A. (formerly Herald National Bank).

10.3	Grant of Security Interest (Trademarks), dated August 6, 2014, by and between The ONE Group, LLC and Herald National Bank.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Three and Nine Months Ended September 30, 2014; (iv) Statements of Cash Flows for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

