Form 10-K
period 2014-12-31
ONE Group Hospitality, Inc.
filed 2015-03-31
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $71,887,105.
Number of shares of Common Stock outstanding as of March 31, 2015:  24,940,195.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2015.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

PART I

Item 1. Business

Corporate History

On October 16, 2013, The ONE Group Hospitality, Inc. (the "Company"), formerly known as Committed Capital Acquisition Corporation ("Committed Capital"), closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among the Company, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Committed Capital (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group Representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Company was the accounting acquiree and ONE Group was the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of ONE Group, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and ONE Group, historical operations of ONE Group and operations of the Company from the October 16, 2013 effective date. Membership interests and the corresponding capital amounts of ONE Group pre-Merger have been retroactively restated as shares of common stock reflecting the 8.09 to one exchange ratio in the Merger. All references in this Annual Report to equity securities and all equity-related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of common stock at $0.0001 per share ("Common Stock"), additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Description of the Business

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to The ONE Group Hospitality, Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to ONE Group and its consolidated subsidiaries for periods prior to the closing of the Merger unless the context requires otherwise.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. Turn-key food and beverage services are food and beverage services that can be scaled and implemented by us at a particular hospitality venue and customized per the requirements of the client. ONE Group was established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance and cuisine into one great experience. Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality of a traditional upscale steakhouse. Our food and beverage hospitality management services, or “F&B,” offerings include developing, managing and operating restaurants, bars, rooftops, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients include global hospitality companies such as the W Hotel, Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 and as of December 31, 2014, we owned and operated eight (8) and managed eight (8) restaurants and lounges, including seven (7) STKs throughout the United States (of which six (6) were owned and one (1) managed) and one (1) managed STK in England. Eight of our locations are operated under our five (5) F&B hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients. We generate management and incentive fee revenue from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All of our restaurants, lounges and F&B services are designed to create a social dining and entertainment experience within a destination location. We believe that this design philosophy separates us from more traditional restaurant and foodservice competitors. Net income (losses) for the years ended December 31, 2014 and 2013 were $5.0 million of income and $21.9 million of losses, respectively. The 2014 net income included a derivative income of $3.9 million related to the contingent payment associated with the potential exercise of our publicly traded warrants and the loss from discontinued operations of $1.5 million. The 2013 loss included a derivative expense of $10.1 million related to the potential exercise of our publicly traded warrants, a one-time change of control premium of $5.0 million and transactions costs of $4.6 million as well as a loss from discontinued operations of $6.1 million. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of Tenjune in 2014 and the closing of the Bagatelle unit in Las Vegas, the termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the termination of the lease with The Palms Hotel in Las Vegas for the Xi Shi concept in 2013. Further, we closed the ONE concept in Atlantic City in 2012 and a kiosk in New York City and STKOUT Midtown, which featured burgers and shakes in 2013.

Based on our strong momentum and brand appeal, we expect to continue to expand our operations domestically and internationally through a mix of company owned restaurants and managed units by continuing our disciplined and targeted site selection process and supplemented by the increasingly regular inbound inquiries we receive from office building, hotel and casino owners and landlords to develop and open new locations. We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of approximately $11.0 million over the next 12 months, subject to revision if we enter into new agreements. There can be no assurance that we will be able to expand our operations at the rate we currently expect or at all.

STK and STK Rebel

STK is a steakhouse restaurant concept with locations in major metropolitan cities throughout the United States and in London. STK artfully blends two concepts into one — the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality of a traditional upscale steakhouse. Each STK location features a large and open restaurant and bar area with a DJ or DJ mix playing music throughout the restaurant so our customers can enjoy a high-energy, fun “destination” environment that encourages social interaction. We believe this concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We currently operate six (6) owned and two (2) managed STK restaurants in major metropolitan cities globally, such as Atlanta, Las Vegas, Los Angeles, New York, Washington D.C. and London. We recently re-opened the STK in Miami on March 13, 2015. On February 10, 2014, we entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2015. On June 9, 2014, we entered into a lease agreement to open an STK in Chicago, Illinois in 2015. In addition, on June 19, 2014 we entered into a management agreement to operate the food and beverage services at a hotel in Milan, Italy, which is expected to commence in 2015. On August 28, 2014, we entered into a lease agreement to open an STK restaurant as well as assume the food and beverage operations and operate a pool side restaurant at the W Hotel in Los Angeles, California. We commenced certain of such operations on October 1, 2014 and expect to open the STK restaurant and assume the remaining operations and services in 2015. Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2014, the average unit volume, check average and beverage mix for owned and managed STK restaurants in either a leased or F&B location that have been open a full twelve months at December 31, 2014 were $11.6 million, $124.61 and 40%, respectively.

STK Rebel is a more accessible version of STK. It embodies the same experience and quality of an STK restaurant and offers a broader menu and price point that we believe appeals to a national and international market. On August 13, 2014 we announced that we entered into an agreement to operate the food and beverage services for a hotel in Miami, Florida that will include an STK Rebel expected to open in 2015. On November 3, 2014, we entered into a lease agreement to open an STK Rebel restaurant in Denver, Colorado in 2015. Our STK Rebel restaurants are targeted to range in size from 5,000 to 7,000 square feet. We are targeting average unit volumes of approximately $5 million, check averages of approximately $55 to $65 and a beverage mix of approximately 35% for STK Rebel restaurants.

Food & Beverage Hospitality Services Business

Our food and beverage hospitality services business provides the development, management and operations for upscale restaurants and turn-key food and beverage services at high-end hotels and casinos. Through our developmental and operational expertise, we are able to provide comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. Currently we are operating under five F&B hospitality management agreements with hotels and casinos throughout the United States and in England. Our F&B hospitality clients include global hospitality companies such as the W Hotel, Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, and ME Hotels. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf. Our F&B hospitality contracts generate revenues for us through base management fees, calculated as a percentage of the operation’s revenues, and additional incentive fees based on the operation’s profitability. Our management fee income has increased from approximately $7.3 million for the year ended December 31, 2013 to $8.8 million for the year ended December 31, 2014. Some of the operations we manage have an STK restaurant on the premises. We typically target F&B hospitality opportunities where we believe we can generate $500,000 to $750,000 of pre-tax income. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability going forward, enabling us to generate management fee income with minimal capital expenditures.

In 2012, The Perry Hotel (currently rebranded as "1 Hotel & Homes") paid us $5 million for the option to terminate our food and beverage services agreement. On June 19, 2014, we received a notice from The Perry Hotel terminating our food and beverage services agreement, and in connection with this termination, received a one-time net payment of $1.2 million.

Our Growth Strategies and Outlook

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

Expansion of STK and STK Rebel

We have identified up to 50 additional major metropolitan markets globally where we could grow our STK brand over time as well as over 100 markets for STK Rebel. We expect to open as many as two to three STKs and one to two STK Rebels annually in the next three years, and to target approximately 25% annual unit growth thereafter, provided that we have enough capital, acceptable locations and quality restaurant managers available to support that pace of growth. We believe that the completion of the Merger enabled us to opportunistically invest more of our own capital in projects in order to capture a greater proportion of the economic returns. However, there can be no assurance that we will be able to open new STKs and STK Rebels at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

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

Site Selection and Development

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We intend to continue our focus on (i) major metropolitan areas with demographic and discretionary spending profiles that favor our high-end concepts and (ii) partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. Our ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease of locations, raising or having available adequate capital for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and expense to build out and open each new restaurant.

Operations and Management

Our Chief Operating Officer is responsible for overseeing the operational results of all of our locations. Our locations are organized into different regions, each serviced by a Regional Director of Operations who reports to our Chief Operating Officer. Each location is managed by a General Manager who reports to his or her Regional Director of Operations. The General Manager of each location has primary accountability for ensuring compliance with our operating standards and for overseeing all of the location’s full and part time employees. The General Managers are assisted in the day-to-day operations of the restaurant by a Floor Manager who is directly responsible for the supervision of the bar, host, server, runner and busser personnel. The Executive Chef supervises and coordinates all back-of-the-house operations, including ensuring that our quality standards are being met and maintaining a safe, efficient and productive work environment.

Sourcing and Supply Chain

We seek to ensure consistent quality of the food and beverages served in our properties through the coordination and cooperation of our purchasing and culinary departments. All product specifications are established on a global basis by the Purchasing Director. These specifications are disseminated to all locations through recipe books for all dishes served in our properties.

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

Competition

Due to the nature of our business, we experience competition from a variety of sources such as upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses. Further, there is also competition from non-steak but upscale and high-energy restaurants such as Nobu and Lavo as well as other high-end hospitality services companies such as the Gerber Group or Esquared Hospitality. In addition, to the extent that we operate lounges and similar venues in hotels and resorts we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. For example, the adverse weather conditions in New York City during December 2013 and early 2014 negatively impacted our revenues during such periods. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Intellectual Property

We depend on registered trademarks and service marks to maintain the identity of our locations. We currently own trademark applications or registrations for the following marks in the areas in which we operate in the applicable locations:

STK
CUCINA ASELLINA
ASELLINA

The unauthorized use or other misappropriation of our intellectual property could have a material adverse effect on our ability to continue our business. See “Item 1A. Risk Factors.”

Employees

As of December 31, 2014, we employed 57 persons in our corporate office and an aggregate of 138 full-time salaried employees at our locations. In addition, we rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. Average head count for employees in our restaurants is 85. Combining full-time and part-time employees, we employ and manage over 1,300 persons worldwide.

Government Regulation

Our operations are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. Federal and state labor laws govern our relationship with our employees and affect operating costs. These laws regulate, among other things, minimum wage, overtime, tips, tip credits, unemployment tax rates, workers’ compensation rates, health insurance, citizenship requirements and other working conditions. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us. We are also subject to the Federal Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment. For more information on the impact of government regulations on our business, see “Item 1A. Risk Factors.”

Available Information

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

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider each of the risks described below and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, operating results, financial condition and stock price. If any of these risks materialize, the trading price of our Common Stock could materially decline. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Our business is dependent on discretionary spending patterns in the areas in which our restaurants and food and beverage hospitality services operations are located and in the economy at large, and economic downturns could materially adversely affect our results of operations.

Purchases at our restaurants and food and beverage hospitality services locations are discretionary for consumers and we are therefore susceptible to changes in discretionary patterns or economic slowdowns in the geographic areas in which they are located and in the economy at large. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. Disruptions in the overall economy, including high unemployment, financial market volatility and unpredictability, and the related reduction in consumer confidence could negatively affect customer traffic and sales throughout our industry, including our segment. Also, we believe the majority of our weekday revenues are derived from business customers using expense accounts and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our locations or to spend at reduced levels, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer. Our hotel-based restaurants and food and beverage services operations would be particularly susceptible to reductions in business travel. There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Our casino-based restaurants and food and beverage services operations would be particularly susceptible to reductions in discretionary spending. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe and Asia. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new location openings, close locations and delay our re-modeling of existing locations.

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

Our STK locations in New York and Las Vegas and our food and beverage operations at the ME Hotel in London represent a significant portion of our revenues, and any significant downturn in their business or disruption in the operation of these locations could harm our business, financial condition and results of operations.

Our STK locations in New York and Las Vegas represented approximately 11% (Downtown), 10% (Midtown) and 19% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 19% of our total revenues (both owned and managed properties) in 2014. Accordingly, we are susceptible to any fluctuations in the business at our New York, Las Vegas and London locations, whether as a result of adverse economic conditions, negative publicity, and changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City, Las Vegas or London could result in a temporary or permanent closing of that location, could influence potential customers to avoid that geographic region or that location in particular or otherwise lead to a significant decrease in our overall revenues. Any significant interruption in the operation of these locations or other reduction in sales could adversely affect our business and results of operations.

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

Sales in any of our restaurants and food and beverage hospitality services operations may be adversely impacted by severe weather conditions, which can cause us to close operations for a period of time and/or incur costly repairs and/or experience a reduction in customer traffic. In addition, the impact of severe weather conditions could cause us to cease operations at the affected location altogether. For example, we believe that the poor weather conditions in the New York City area at the beginning of 2013, December 2013 and the beginning of 2014, had a negative impact on our sales and results of operations. In addition and by way of example, excessive heat in locations in which we operate outdoor installations, such as rooftops and pools, could have a material adverse effect on the operations in those locations. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause.

If our restaurants and food and beverage hospitality services operations are not able to compete successfully with other restaurants, food and beverage hospitality services operations and other similar operations, our business and results of operations may be adversely affected.

Our industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses. Further, there is also competition from non-steak but upscale and high-energy restaurants such as Nobu and Lavo as well as other high-end hospitality services companies such as the Gerber Group or Esquared Hospitality. Our concepts also compete with restaurants and other food and beverage hospitality services operations in the broader upscale dining segment and high-energy nightlife concepts. To the extent that our restaurants and food and beverage hospitality services operations are located in hotels, casinos, resorts and similar client locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants and food and beverage hospitality services operations are located or where we may expand. Our inability to compete successfully with other restaurants and food and beverage hospitality services operations may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants or food and beverage hospitality services operations. We may also need to evolve our concepts in order to compete with popular new restaurant or food and beverage hospitality services operation formats, concepts or trends that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants or food and beverage hospitality services operations. Any unanticipated slowdown in demand at any of our restaurants or food and beverage hospitality services operations due to industry competition may adversely affect our business and results of operations.

To the extent that our restaurants and food and beverage hospitality services operations are located in hotels, casinos and similar destinations, our results of operations and growth are subject to the risks facing such venues.

Our ability to grow and realize profits from our operations in hotels, casinos and other branded or destination venues are dependent on the success of such venues’ business. We are subject to the actions and business decisions of our clients and third parties, in which we may have little or no influence in the overall operation of the applicable venue and such actions and decisions could have an adverse affect on our business and operations. For example, at STK Miami, a third party contractor working on an unrelated matter caused a sprinkler head to break, resulting in water damage and flooding in the venue as well as a delay in opening the STK from the fourth quarter of 2014 to the first quarter of 2015.

We will need to secure additional financing to support our planned operations.

We will require additional funds for our anticipated operations and to meet our capital needs. We expect to rely on our cash flow from operations, the proceeds from the completion of a private placement of 3,131,339 shares of the Company's common stock in connection with the closing of the Merger in October 2013 (the "October 2013 Private Placement"), the remaining proceeds from our initial public offering (“IPO”) and other third-party financing for such funds. In the event our cash flow is insufficient to fund our further expansion, our inability to raise capital in addition to the proceeds from the October 2013 Private Placement and the remaining proceeds from our IPO would impede our growth and could materially adversely affect our existing business, financial condition or results of operations. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive. There is no assurance that we will be successful in securing the additional capital we need to fund our business plan on terms that are acceptable to us, or at all.

Our future growth depends in part on our ability to open new restaurants and food and beverage hospitality services locations and to operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

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

A substantial majority of our historical growth has been due to opening new restaurants and food and beverage hospitality services locations. Our ability to open new restaurants and food and beverage hospitality services locations and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including without limitation:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable lease or management agreements;

•	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

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

New locations may not be profitable and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for certain buildout costs as well as pre-opening expenses incurred in connection with opening such operations. In addition, our average location sales and comparable location sales may not increase at the rates achieved over the past several years. If our new locations do not perform as planned, our business, financial condition or results of operations could be adversely affected.

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

Opening new restaurants and food and beverage hospitality services operations in existing markets may negatively affect sales at our existing restaurants and food and beverage hospitality services operations.

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

We operate an STK restaurant as well as food and beverage hospitality services locations in England and we expect to commence food and beverage services at the ME Hotel in Milan, Italy in 2015. We intend to continue our efforts to grow internationally. Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue. Our foreign operations are subject to all of the same risks as our domestic restaurants and food and beverage hospitality services operations, as well as additional risks including, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source fresh ingredients and other commodities in a cost-effective manner and the availability of experienced management.

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

Another key aspect of our growth strategy is increasing comparable restaurant and food and beverage hospitality services operation sales and improving location-level margins. Improving comparable location sales and location-level margins depends in part on whether we achieve revenue growth through increases in the average check and increases in customer traffic, and further expand our private dining business at each location. We believe there are opportunities to increase the average check at our locations through, for example, selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our location sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. However, these strategies may prove unsuccessful, especially in times of economic hardship, as customers may not order or enjoy higher priced items and discretionary spending on private dining events may decrease. We believe select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing locations for any reason, our profitability and results of operations could be adversely affected.

We are dependent on our intellectual property to sustain our branding and differentiation strategies. The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants and food and beverage hospitality services operations, which could adversely affect the value of our brands.

We have registered, or have applications pending to register, the trademark STK with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. In addition, we have registered or have applications pending to register the trademarks Asellina and Cucina Asellina with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant and food and beverage hospitality service concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Further, each of our marks is pledged as collateral securing our term loan facility with BankUnited (formerly Herald National Bank). Default under that agreement could enable BankUnited to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business.

Some of our concepts are new and may not gain customer loyalty.

We intend to introduce the STK Rebel concept in 2015. There can be no assurance that this concept will enjoy broad consumer acceptance or that we will be able to successfully develop and grow this or any other new concepts to a point where they will become profitable or generate positive cash flow or prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants and food and beverage hospitality services operations because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. Restaurants and food and beverage hospitality services operations that are new in concept may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new concept such as STK Rebel in an existing market could reduce the revenue of our existing locations in that market. If we cannot successfully execute our growth strategies for new concepts or if customer traffic generated by new concepts results in a decline in customer traffic at one of our other locations in the same market, our business and results of operations may be adversely affected.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example purchases of beef represented approximately 30% of our food and beverage costs during each of 2012, 2013 and 2014, and we may not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our operating results, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

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

We depend on the services of key executives, and our business and growth strategy could be materially harmed if we were to lose these executives and were unable to replace them with executives of equal experience and capabilities.

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

We plan to continue our current pace of growth, including the development and promotion principally of STK and STK Rebel. We believe there are opportunities to open three to five locations (restaurants and/or food and beverage hospitality services operations) annually, with new openings of STK and STK Rebel likely serving as the key driver of new unit growth in the near term. In addition to new openings, we also may, among other things, add additional seating to our existing locations, further grow our private dining business, enclose outdoor space and add patio seating to our locations. This growth and these investments will increase our operating complexity and place increased demands on our management and human resources, purchasing and site management teams. While we have committed significant resources to expanding our current management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new locations, including the development and promotion of STK and to manage our existing locations, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing locations.

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

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our locations, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants and food and beverage hospitality services operations are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our locations. The restaurant and hospitality industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, harassment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants.

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

Further, the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws or increased union recruiting activities could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any unionized employees, labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our customers. In addition, a labor dispute involving some or all of our employees could harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

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

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2014, approximately 47% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, President Obama has called for an increase in the federal minimum wage to at least $10.10 per hour, which, if passed into law, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

Unanticipated costs or delays in the development or construction of future restaurants could prevent our timely and cost-effective opening of new restaurants.

We depend on contractors to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including, but not limited to:

•	labor disputes;

•	shortages of materials or skilled labor;

•	adverse weather conditions;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations;

•	modifications in design; and

•	other unanticipated increases in costs.

Any of these factors could give rise to delays or cost overruns, which may prevent us from developing additional restaurants within our anticipated budgets or time periods or at all. Any such failure could cause our business, results of operations and financial condition to suffer.

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

We depend on cash flow from operations to pay our obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our term loan facility or other sources, we may not be able to meet our operating lease and management agreement obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances.

We purchase comprehensive insurance coverage, including, but not limited to, workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance with coverage levels that we consider appropriate, based in part on the advice of our outside insurance and risk management advisors.  However, such insurance is subject to limitations, including deductibles, self-insured retention amounts, exclusions and maximum liabilities covered. The cost of workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake losses in California and flood losses in Florida. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. In addition, one of our former commercial liability insurers went into liquidation as of April 10, 2014, and as a result, we have certain matters that are uninsured and which we believe are immaterial. While there is some exposure, we have determined at this time that such exposure should not materially adversely affect our business or financial condition. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We maintain insurance through third-party commercial insurers, subject to deductibles and self-insured retention amounts, to protect against various risks associated with our activities, including, among others, general liability and property insurance. The dollar amount of claims that we actually experience under our general liability, umbrella and property insurance, for which we carry high deductibles and self-insured retention amounts, may increase at any time, thereby further increasing our costs. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

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

Our current term loan facility requires that we comply with certain affirmative and negative covenants and provides for a pledge of substantially all of our assets to secure our obligations. Failure to comply with the terms of the term loan agreement could result in a negative adverse impact on our ability to maintain or expand our business.

We and certain of our subsidiaries are parties to a term loan agreement dated as of December 17, 2014 (the “Term Loan Agreement”) with BankUnited, N.A. The Term Loan Agreement, which terminated our 2011 revolving credit facility and refinanced the aggregate outstanding principal amount of the existing loans, contains a number of significant restrictive covenants that generally limit our ability to, among other things:

•	incur additional indebtedness or make amendments to indebtedness, subject to certain exceptions;

•	issue guarantees;

•	make investments;

•	use assets as security in other transactions or create any other liens;

•	sell assets or merge with or into other companies;

•	make capital expenditures in excess of specified amounts;

•	change the fiscal year or the nature of our operations; and

•	terminate any ERISA plans.

 Our Term Loan Agreement limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our Term Loan Agreement also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Term Loan Agreement.” Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our Term Loan Agreement could result in a default under the Term Loan Agreement in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness which consists of substantially all of our assets. If we breach these covenants or fail to comply with the terms of the Term Loan Agreement, and the lenders accelerate the amounts outstanding under the Term Loan Agreement, our business and results of operations would be adversely affected.

We may be dependent on the availability of additional debt financing to support our operations and growth. Any future indebtedness would increase the Company’s exposure, would likely limit our operational and financing flexibility and negatively impact our business.

Our ability to continue to grow will be dependent on our ability to raise additional financing. To the extent that this consists of debt, it will increase our liabilities, require additional cash flow to service such debt and will most likely contain further restrictive covenants limiting our financial and operational flexibility. There can be no assurance that such additional financing will be available on favorable terms or at all. Prior to the Merger, we relied upon loans from our President and CEO Jonathan Segal and related entities. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If our operations do not generate sufficient cash flow to service our debt, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that are not acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Our ability to raise capital and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our locations, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations also depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could subject us to litigation or actions by regulatory authorities. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could further result in delays in customer service and reduce efficiency in our operations. In addition, the majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. If this or another type of breach occurs at one of our locations, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.

Jonathan Segal, our Chief Executive Officer, beneficially owns a substantial portion of our Common Stock, he may have conflicts of interest with other stockholders in the future and his significant ownership will limit your ability to influence corporate matters.

Jonathan Segal beneficially owns approximately 35% of our Common Stock. As a result of this concentration of stock ownership, Jonathan Segal, acting on his own, has sufficient voting power to effectively control all matters submitted to our stockholders for approval that do not require a super majority, including director elections and proposed amendments to our bylaws.

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

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. The equity interests of most of our subsidiaries are pledged to BankUnited (formerly Herald National Bank) to secure our obligations under the Term Loan Agreement. In addition, we guaranteed to BankUnited the obligations of our subsidiaries.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, as of December 31, 2013 and during the first three quarters of 2014, our management determined that we had a material weakness related to an insufficient number of accounting professionals with necessary knowledge, experience and training to adequately prepare, record, and review significant complex transactions and valuations (such as revenue recognition, stock based compensation and earnings per share) and prepare financial statements in accordance with generally accepted accounting principles in a timely manner. We depended heavily on our Chief Financial Officer until we hired our Director of Financial

Reporting in June 2014, our General Counsel in May 2014 and additional staff, and we upgraded our accounting software. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that this or another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any material failure to maintain our internal controls over financial reporting or to address weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the Patient Protection and Affordable Care Act of 2010 (the "PPACA") was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. Significant costs of the PPACA will occur beginning in 2015 due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant, negative impact on business. We currently offer and subsidize comprehensive healthcare coverage, primarily for our salaried employees. The healthcare reform law will require us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. If we elect to offer such benefits we may incur substantial additional expense. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. The healthcare reform law also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual mandates take effect. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. Finally, implementing the requirements of healthcare reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could materially adversely affect our, business, financial condition or results of operations.

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

Our executive officers, directors, and principal stockholders hold a significant percentage of our outstanding Common Stock (with Jonathan Segal alone accounting for approximately 35%). Accordingly, these stockholders are able to control or have a significant impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders affirmed such action. In addition, such concentrated control may adversely affect the price of our Common Stock and sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our Common Stock.

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

Because we became a public company by means of a “reverse merger with a shell company,” we are subject to a one-year "seasoning period" before we will be permitted to list our securities on a securities exchange (subject to certain exceptions).

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

As a public company, we incur significant costs and face demands on our management to comply with SEC requirements.

We are required as a public company to comply with an extensive body of regulations, including provisions of the Sarbanes-Oxley Act as well as rules and regulations promulgated by the SEC. These rules and regulations could result in substantial legal and financial compliance costs and make some activities more time-consuming and costly, and these costs and demands may increase if we no longer qualify as a “smaller reporting company.” In addition, we incur costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Furthermore, our management has increased demands on its time in order to ensure we comply with public company reporting requirements and the compliance requirements of the Sarbanes-Oxley Act, as well as any rules and requirements subsequently implemented by the SEC.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to extend the exercise period, reduce the exercise price, cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to increase the exercise price of the warrants or decrease the number of shares of our Common Stock purchasable upon exercise of a warrant, among other things.

We have adopted the 2013 Employee, Director and Consultant Equity Incentive Plan pursuant to which we have the ability to issue options and/or restricted stock, which have the potential to dilute stockholder value and cause the price of our Common Stock to decline.

We have established an employee equity incentive plan pursuant to which we may issue options, warrants, restricted stock grants or similar equity linked instrument. Pursuant to that plan, we have granted options to purchase 2,857,156 shares of our common stock through March 31, 2015 and we expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our directors, officers and employees, subject to vesting requirements. If the stock issued upon exercise of options or the restricted stock that we issue are sold into the public market, the market price of our Common Stock may decline. In addition, the availability of shares of Common Stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our Common Stock.

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

Each of our locations, and the term of their respective lease or management agreement is as follows:

Location	Address of Location	Ownership		Management Agreement (M) or Lease (L)	Approximate Expiration of Management Agreement or Lease
STK Downtown	Meatpacking District, New York City	61.22%	%	L	Up to 4/30/2026

STK Las Vegas	The Cosmopolitan, Las Vegas, NV	—	(1)%	M	Up to 1/28/2030
STK LA	West Hollywood, LA	77.00%	%	L	1/31/2017
STK Miami	South Beach, Miami Beach, FL	100.00%	%	L	10/31/2032
STK Atlanta	Midtown, Atlanta, GA	100.00%	%	L	9/1/2020
STK DC	Dupont Circle, DC	93.50%	%	L	1/31/2029
STK London	ME London – The Strand, London, England	—	(1)%	M	Up to 9/3/2032
STK Midtown	Midtown, New York City	100.00%	%	L	8/23/2031
STK Westwood	Westwood, Los Angeles, California	100.00%	%	L	Up to 4/30/2035
STK Orlando	Disney Springs, Orlando, Florida	100.00%	%	L	Up to 2035
STK Chicago	Chicago, Illinois	100.00%	%	L	Up to 2035
STK Milan	ME Milan, Milan, Italy	—	(1)%	M	Up to 2035
STK Rebel Denver	Downtown, Denver, Colorado	100.00%	%	L	Up to 2035
STK Rebel Miami	Downtown, Miami, Florida	—	(1)%	M	Up to 20 years from hotel opening date
Ristorante Asellina	Gansevoort Park Avenue – Midtown, New York City	10.00%	%	L	Up to 4/29/2025
Cucina Asellina	Midtown, Atlanta, GA	100.00%	%	L	9/1/2020
Cucina Asellina	ME London – The Strand, London, England	—	(1)%	M	Up to 9/3/2032
Heliot	Hippodrome Casino – Leicester Square, London, England	—	(1)%	M	7/13/2022
Gansevoort Park Rooftop (Lounge)	Gansevoort Park Avenue – Midtown, New York City	10.00%	%	M	Up to 4/29/2025
Radio Rooftop Bar (Lounge)	ME London – The Strand, London, England	—	(1)%	M	Up to 9/3/2032
Marconi	ME London – The Strand, London, England	—	(1)%	M	9/3/2032
Bagatelle New York	Meatpacking District, New York City	51.13	(2)%	L	11/30/2016
Bagatelle LA	West Hollywood, Los Angeles, California	43.32%	(2)%	L	11/31/2017

(1)	We own 100% of the entities which hold the management agreements for these operations, but have no direct ownership interest in these properties.

(2)	This represents our effective ownership interest. Such ownership interest is held in one or more entities.

(3)	Tenjune was closed on February 15, 2014, however the lease remains in effect while the Company explores alternative opportunities for this location.

In addition to the locations above, we lease approximately 13,800 square feet at 411 West 14th Street, New York, New York for our corporate headquarters and approximately 500 square feet for our London offices.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

	2014
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter	$7.66	$6.50	$6.35	$5.60	$1.25	$1.00
Second Quarter	7.05	5.20	6.00	4.50	1.10	0.53
Third Quarter	5.20	5.20	5.44	4.80	1.20	0.80
Fourth Quarter	$10.00	$5.20	$5.40	$4.60	$1.00	$1.00

	2013
	Units				Common Stock				Warrants
	High		Low		High		Low		High		Low
First Quarter	$5.10		$4.75			(1)		(1)		(1)		(1)
Second Quarter		(2)		(2)		(2)		(2)		(2)		(2)
Third Quarter	—	(2)		(2)		(2)		(2)		(2)		(2)
Fourth Quarter	$8.00		$4.85		$5.95		5.13		$1.35		$0.33

(1) Our Common Stock and warrants did not trade during the period January 1, 2013 to March 31, 2013, therefore, pricing information is unavailable.

(2) Our units, Common Stock and warrants did not trade during the period April 1, 2013 to September 30, 2013, therefore, pricing information is unavailable.

Source:
OTC IQ

Holders

As of March 31, 2015, there were 102 holders of record of our Common Stock, one holder of record of our warrants and one holder of record of our units.

Dividends

Although certain of our subsidiary limited liability companies ("LLCs") make distributions to members of our subsidiary LLCs, we have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the board of directors may consider. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth financial data with respect to us for each of the five years in the period ended December 31, 2014. The selected financial data for each of the five years in the period ended December 31, 2014 has been derived from the audited financial statements of the Company. The Merger has been accounted for as a reverse acquisition. As such, the financial statements of ONE Group are treated as our historical financial statements for the years ended December 31, 2012, 2011 and 2010, with the results of Committed Capital Acquisition Corporation being included from October 16, 2013.

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

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Revenues:
Owned unit net revenue	$40,499,590	$36,568,285	$56,429,452	$43,655,381	$38,477,190
Management and incentive fee revenue (1)	8,823,318	7,336,628	3,691,270	2,436,280	184,483
Total Revenues	49,322,908	43,904,913	60,120,722	46,091,661	38,661,673
Income (loss) from continuing operations	6,532,628	(15,740,519)	7,232,765	2,754,680	1,545,978
Net income (loss) (3)	5,040,072	(21,853,475)	(2,792,114)	1,866,999	721,374
Less: net income (loss) attributable to noncontrolling interest	409,913	(384,261)	(446,046)	864,026	798,730
Net income (loss) attributable to The ONE Group Hospitality, Inc.	4,630,159	(21,469,214)	(2,346,068)	1,002,973	(77,356)
Other comprehensive income (loss): Currency translation adjustment	(280,098)	61,494	(12,092)	—	—
Comprehensive income (loss)	$4,350,061	$(21,407,720)	$(2,358,160)	$1,002,973	$(77,356)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Per Share Data:(2)
Basic and diluted income (loss) per share from continuing operations	$0.29	$(1.14)	$0.62	$0.24	$0.13
Basic and diluted income (loss) per share attributable to The ONE Group, LLC and Subsidiaries and Affiliates	$0.19	$(1.49)	$(0.20)	$0.09	$(0.01)
Weighted average common stock outstanding:
Basic	24,940,195	14,440,389	11,631,400	11,631,400	11,631,400
Diluted	24,940,195	14,440,389	11,631,400	11,631,400	11,631,400
Balance Sheet Data (at end of period):
Total assets	$41,362,141	$35,196,931	$23,987,293	$27,561,951	$23,862,108
Total debt	$7,475,000	$4,331,865	$7,840,391	$6,192,723	$5,405,644
Cash dividends per common share	$—	$—	$—	$—	$—

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales, which totaled $91,551,250 for the year ended December 31, 2014, $84,369,273 for the year ended December 31, 2013, $49,789,864 for the year ended December 31, 2012, $37,350,406 for the year ended December 31, 2011 and $2,982,176 for the year ended December 31, 2010.

(2)	Per Share Data and Basic and Diluted shares prior to the Merger have been retroactively adjusted to reflect the 8.09 to one exchange ratio in the Merger.

(3)
Net income (loss) includes the following one-time items: Derivative income (loss) of $3,854,000 and $(10,095,000) at December 31, 2014 and 2013, respectively. Loss from discontinued operations of $1,492,556, $6,112,956, $10,316,345, $701,208 and $304,857 at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Change of control premium and transaction costs of $5,000,000 and $4,600,000, respectively at December 31, 2013. Impairment charges of $323,224 and termination fee payment received of $1,200,000 at December 31, 2014.

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

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of December 31, 2014, we owned and operated eight (8) and managed eight (8) restaurants and lounges throughout the United States and in England. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate six (6) owned and two (2) managed STK restaurants in major metropolitan cities globally, and we have additional STK restaurants expected to open in Chicago, Orlando, and Milan, Italy in 2015. On October 1, 2014, we commenced food and beverage operations and pool side restaurant and hospitality services at the W Hotel in Los Angeles, California. We expect to open an STK restaurant and assume the remaining operations and services at the W Hotel in 2015. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at December 31, 2014 were $11.6 million, $124.61 and 40%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key food and beverage services at high-end hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can generate $500,000 to $750,000 of annual pre-tax income. We also own or manage a small number of other standalone restaurants and lounges.

Net income (loss) for the years ended December 31, 2014 and December 31, 2013 were $5.0 million and $(21.9) million , respectively. The year ended December 31, 2014 included derivative income of $3.9 million related to the potential exercise of our publicly traded warrants and a loss from discontinued operations of $1.5 million. The year ended December 31, 2013 included a derivative expense of $10.1 million related to the contingent payment associated with the potential exercise of our publicly traded warrants, a one-time change of control premium of $5.0 million, transactions costs of $4.6 million and a loss from discontinued operations of $6.1 million. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in 2014 and the closing of the Bagatelle unit in Las Vegas, the termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the termination of the lease with The Palms Hotel in Las Vegas for the Xi Shi concept in 2013. In addition, we closed the ONE concept in Atlantic City in 2012 and a kiosk in New York City and STKOUT Midtown, which featured burgers and shakes in 2013.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. The Company completed its initial estimates of losses and filed a claim with its insurance carrier of approximately $1.5 million, which includes claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption. The Company continues to evaluate its estimates of damages and in the future may make adjustments to the claim. At December 31, 2014, the Company wrote-off approximately $500,000 of damaged leasehold improvements and recorded a gain on insurance recoveries as a direct off-set to the associated values of the damages written off, these amounts are included in other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK and STK Rebel. We have identified up to 50 additional major metropolitan markets globally where we could grow our STK brand over time as well as over 100 markets for the STK Rebel. We expect to open as many as two to three STKs and one to two STK Rebels annually in the next three years and to target approximately 25% annual unit growth thereafter provided that we have enough capital, acceptable locations and quality restaurant managers available to support that pace of growth. We believe that the completion of the Merger enables us to opportunistically invest more of our own capital in projects in order to capture a greater proportion of the economic returns. However, there can be no assurance that we will be able to open new STKs and STK Rebels at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion Through New Food & Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new F&B hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that, following the Merger, we have more capital and resources available to allocate towards operational initiatives.  We expect to grow same store sales by approximately 2% to 3% annually as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five and four units for the years ended December 31, 2014 and December 31, 2013, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales by company-owned units net of any discounts, such as management and employee meals, associated with each sale. In 2014, beverage sales comprised 41% of owned food and beverage sales, before giving effect to any discounts, with food comprising the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

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

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of STKs and Other units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represented approximately 30% of our food and beverage costs during each of 2014 and 2013. See “Item 1A. Risk Factors — Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.”

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

Outside services. Outside services includes music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services at certain locations and commissions paid to event staff for banquet sales.

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

General and administrative. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain general and administrative expenses are allocated specifically to units and are credited and include shared services such as reservations, events and marketing. General and administrative expenses are expected to grow as we grow, including payroll needed to support our growth, legal, accounting and other professional fees incurred as a public company.

Depreciation and amortization. Depreciation and amortization consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. As we accelerate our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Management and royalty fees. In certain of our units, we pay outside third parties a management fee based on a percentage of sales or a fixed fee. Historically, a majority of management fees related to one property, Tenjune, and related to the use of an outside management company to operate this lounge concept. This management agreement was terminated in February 2013. Royalty fees are paid to the 50% owner of the trademark rights to the name “Asellina” and “Cucina Asellina.”

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK unit in either a leased or F&B location which are comprised principally of manager salaries and relocation costs, employee payroll and related training costs for new employees and lease costs incurred prior to opening. We expect these costs to increase as we accelerate our company-owned restaurant openings, which may have a material impact on our operating results in future periods. Pre-opening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Provision for income taxes. The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company decreased its valuation allowance by $3.1 million during 2014. See Note 10, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the equity method for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51% representing 5.23% ownership directly by us and 45.9% ownership through two of our subsidiaries.

Adjustments for noncontrolling interest. This represents the allocation of net income or loss attributable to the minority interest in those of our subsidiaries which are not wholly-owned.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, stock based compensation and losses from discontinued operations. EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the years ended December 31,
	2014	2013
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$4,630,159	$(21,469,214)
Net income (loss) attributable to noncontrolling interest	409,913	(384,261)
Net income (loss)	5,040,072	(21,853,475)
Interest expense, net of interest income	75,771	768,152
Provision for income taxes	817,288	518,927
Depreciation and amortization	1,438,728	1,456,736
EBITDA	7,371,859	(19,109,660)
Deferred rent (1)	288,668	424,671
Pre-opening expenses	3,890,295	848,566
Non-recurring gain (2)	(1,200,000)	—
Loss from discontinued operations	1,492,556	6,112,956
Non-recurring transaction costs (3)	—	4,597,738
Transaction control premium cost	—	5,000,000
Derivative (income) expense	(3,854,000)	10,095,000
Transaction sign on bonuses	—	750,000
Stock based compensation	538,954	350,540
Adjusted EBITDA	8,528,332	9,069,811
Adjusted EBITDA attributable to noncontrolling interest	755,975	1,251,788
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$7,772,357	$7,818,023

(1) Deferred rent is included in occupancy expense on the statement of operations and comprehensive income (loss).

(2) Non-recurring gain is included in other income, net on the statement of operations and comprehensive income (loss).

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

The following table presents a reconciliation of Net income to Adjusted Net income for the periods indicated:

	For the years ended December 31,
	2014	2013
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$4,630,159	$(21,469,214)
Net income (loss) attributable to noncontrolling interest	409,913	(384,261)
Net income (loss)	5,040,072	(21,853,475)
Non-recurring gain (1)	(1,200,000)	—
Loss from discontinued operations, net of taxes	1,492,556	6,112,956
Non-recurring transaction costs (2)	—	4,597,738
Transaction control premium cost	—	5,000,000
Derivative (income) expense	(3,854,000)	10,095,000
Transaction sign on bonuses	—	750,000
Stock based compensation	538,954	350,540
Adjusted Net income	2,017,582	5,052,759
Adjusted Net (loss) income attributable to noncontrolling interest	483,593	676,298
Adjusted Net income attributable to The ONE Group Hospitality, Inc.	$1,533,989	$4,376,461

(1)	Non-recurring gain is included in other income, net on the statement of operations and comprehensive income (loss).

(2)	Transaction costs incurred relating to the Merger.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	For the years Ended December 31,
	2014	2013
Revenues:
Owned unit net revenues	$40,499,590	$36,568,285
Management and incentive fee revenue	8,823,318	7,336,628
Total revenue	49,322,908	43,904,913
Cost and expenses:
Owned operating expenses:
Food and beverage costs	10,425,500	9,650,676
Unit operating expenses	24,344,857	22,447,188
General and administrative	8,687,490	10,777,805
Depreciation and amortization	1,438,728	1,456,736
Management and royalty fees	81,608	83,138
Pre-opening expenses	3,890,295	848,566
Transaction costs	—	4,597,738
Equity in (income) loss of investee companies	(1,149,060)	(948,852)
Derivative (income) expense	(3,854,000)	10,095,000
Interest expense, net of interest income	75,771	768,152
Other income, net	(1,968,197)	(649,642)
Total cost and expenses	41,972,992	59,126,505
Income (loss) income from continuing operations before provision for income taxes	7,349,916	(15,221,592)
Provision for income taxes	817,288	518,927
Income (loss) income from continuing operations	6,532,628	(15,740,519)
Loss from discontinued operations, net of taxes	1,492,556	6,112,956
Net income (loss)	5,040,072	(21,853,475)

Less: net income (loss) attributable to noncontrolling interest	409,913	(384,261)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	4,630,159	(21,469,214)
Other comprehensive income (loss)
Currency translation adjustment	(280,098)	61,494
Comprehensive income (loss)	$4,350,061	$(21,407,720)

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	For the years Ended December 31,
	2014	2013
Revenues:
Owned unit net revenues	82.1%	83.3%
Management and incentive fee revenue	17.9%	16.7%
Total revenue	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.7%	26.4%
Unit operating expenses (1)	60.1%	61.4%
General and administrative	17.6%	24.5%
Depreciation and amortization	2.9%	3.3%
Management and royalty fees	0.2%	0.2%
Pre-opening expenses	7.9%	1.9%
Transaction costs	—%	10.5%
Equity in (income) loss of investee companies	(2.3)%	(2.2)%
Derivative (income) expense	(7.8)%	23.0%
Interest expense, net of interest income	0.2%	1.7%
Other income, net	(4.0)%	(1.5)%
Total cost and expenses	85.1%	134.7%
Income (loss) from continuing operations before provision for income taxes	14.9%	(34.7)%
Provision for income taxes	1.7%	1.2%
Income (loss) from continuing operations	13.2%	(35.9)%
Loss from discontinued operations, net of taxes	3.0%	13.9%
Net income (loss)	10.2%	(49.8)%
Less: net income (loss) attributable to noncontrolling interest	0.8%	(0.9)%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	9.4%	(48.9)%
Other comprehensive income (loss)
Currency translation adjustment	(0.6)%	0.1%
Comprehensive income (loss)	8.8%	(48.8)%

(1) These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the periods indicated:

	For the year Ended December 31, 2014
	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$38,644,993		$1,854,597	$40,499,590
Management and incentive fee revenue		$8,823,318		8,823,318
Total revenue	38,644,993	8,823,318	1,854,597	49,322,908

Cost and expenses:
Owned operating expenses:
Food and beverage costs	9,961,708		463,792	10,425,500
Unit operating expenses	23,250,024		1,094,833	24,344,857
Total cost and expenses	33,211,732	—	1,558,625	34,770,357
Income from restaurant and hospitality operations	$5,433,261	$8,823,318	$295,972	14,552,551

General and administrative				8,687,490
Depreciation and amortization				1,438,728
Management and royalty fees				81,608
Pre-opening expenses				3,890,295
Transaction costs				—
Equity in income of investee companies				(1,149,060)
Derivative (income) expense				(3,854,000)
Interest expense, net of interest income				75,771
Other income, net				(1,968,197)
Total cost and expenses				7,202,635

Income (loss) from continuing operations before provision for income taxes				$7,349,916

	For the year Ended December 31, 2013
	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$35,820,303		$747,982	$36,568,285
Management and incentive fee revenue		$7,336,628		7,336,628
Total revenue	35,820,303	7,336,628	747,982	43,904,913

Cost and expenses:
Owned operating expenses:
Food and beverage costs	9,405,179		245,498	9,650,677
Unit operating expenses	21,672,534		774,653	22,447,187
Total cost and expenses	31,077,713	—	1,020,151	32,097,864
Income from restaurant and hospitality operations	$4,742,590	$7,336,628	$(272,169)	11,807,049

General and administrative				10,777,805
Depreciation and amortization				1,456,736
Management and royalty fees				83,138
Pre-opening expenses				848,566
Transaction costs				4,597,738
Equity in income of investee companies				(948,852)
Derivative (income) expense				10,095,000
Interest expense, net of interest income				768,152
Other income, net				(649,642)
Total cost and expenses				27,028,641

Loss from continuing operations before provision for income taxes				$(15,221,592)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $2.8 million, or 7.9%, from $35.8 million for the year ended December 31, 2013 to $38.6 million for the year ended December 31, 2014. This increase was primarily due to the opening of our STK in Washington, D.C. in April 2014. Comparable owned STK unit sales increased $1.4 million or 4.1% from $33.6 million for the year ended December 31, 2013 to $35.0 million for the year ended December 31, 2014. This increase was primarily due to increased customer traffic.

Owned unit net revenues in our Other segment increased $1.1 million, or 147.9%, from $748,000 for the year ended December 31, 2013 to $1.9 million for the year ended December 31, 2014. This increase was primarily due to the commencement of food and beverage operations at the W Hotel in Westwood.

Management and incentive fee revenue. Management and incentive fee revenues increased $1.5 million, or 20.3%, from $7.3 million during the year ended December 31, 2013 to $8.8 million for the year ended December 31, 2014. The increase was due to incentive fee income of approximately $730,000 for our UK operations during the year ended December 31, 2014 as well as an increase in our management and incentive fee revenue for STK Las Vegas.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts the amount of management and incentive fees earned. For the year ended December 31, 2014, comparable unit sales of owned or managed STK units increased 5.0% as compared to the year ended December 31, 2013.

On June 19, 2014, we received a notice from The Perry Hotel (currently rebranded as "1 Hotel & Homes") terminating our services agreement to operate the food and beverage services for The Perry Hotel. In connection with this termination, The Perry Hotel made a one-time payment to the Company of $2.0 million on July 28, 2014. Pursuant to a transfer agreement between the Company and a minority shareholder of WSATOG (Miami), LLC dated October 23, 2013, the Company agreed to pay the minority shareholder 40% of any termination fees received by the Company in connection with The Perry Hotel. As a result of this transfer agreement, the Company received a net payment, which is included in Other income, of $1.2 million from The Perry Hotel and $800,000 was paid to the minority shareholder.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $557,000 to $10.0 million for the year ended December 31, 2014 from $9.4 million for the year ended December 31, 2013. As a percentage of STK owned unit net revenues, food and beverage costs decreased to 25.8% for the year ended December 31, 2014 from 26.3% for the year ended December 31, 2013. The decrease in the percentage of food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 59% and 56% for the years ended December 31, 2014 and 2013, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $218,000, or 88.9%, to $464,000 for the year ended December 31, 2014 from $246,000 for the year ended December 31, 2013. As a percentage of Other owned unit net revenues food and beverage costs decreased to 25.0% for the year ended December 31, 2014 from 32.8% for the year ended December 31, 2013. The decrease in the percentage of food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies.

Unit operating expenses. Unit operating expenses for STKs increased $1.6 million, or 7.3%, to $23.3 million for the year ended December 31, 2014 from $21.7 million for the year ended December 31, 2013. The increase in operating expenses was primarily due to the new STK unit which opened in Washington, D.C. in April 2014. As a percentage of STK owned unit net revenues, unit operating expenses decreased to 60.2% for the year ended December 31, 2014 from 60.5% for the year ended December 31, 2013. This decrease was due to improvements in operating efficiencies as it related to payroll expenses. Unit operating costs in our Other segment increased $320,000, or 41.3%, from $775,000 at December 31, 2013 to $1.1 million at December 31, 2014. The increase was primarily due to the commencement of food and beverage operations as well as a pool side restaurant and hospitality services at the W Hotel in Los Angeles, California in October 2014.

General and administrative. General and administrative costs decreased $2.1 million to $8.7 million, or 19.4%, during the year ended December 31, 2014 from $10.8 million for the year ended December 31, 2013. For the year ended December 31, 2013, general and administrative costs included stock based compensation, of $351,000 and non-recurring costs including a transaction control premium of $5.0 million and transaction sign-on bonuses of $750,000. For the year ended December 31, 2014, general and administrative costs included stock based compensation of $539,000. In addition, the year ended December 31, 2014 includes approximately $1.6 million of additional payroll and related benefits costs related to the expansion of corporate infrastructure to facilitate our growth as well as professional fees of $1.3 million related to operating as a public company. General and administrative costs as a percentage of total revenues decreased from 24.5% for the year ended December 31, 2013 to 17.6% for the year ended December 31, 2014.

Transaction costs. Transaction costs were $0 for the year ended December 31, 2014 compared to $4.6 million for the year ended December 31, 2013. Transaction costs for the year ended December 31, 2013 included professional and other expenses related to the Merger which closed on October 16, 2013.

Depreciation and amortization. Depreciation and amortization expense decreased $18,000, or 1.2%, from $1.5 million in the year ended December 31, 2013 to $1.4 million for the year ended December 31, 2014.

Management and royalty fees. Management and royalty income decreased to $82,000 for year ended December 31, 2014 from $83,000 in fees for the year ended December 31, 2013.

Pre-opening expenses. Restaurant pre-opening costs increased $3.0 million, or 358.5%, from $849,000 or 1.9% of total revenues for the year ended December 31, 2013 to $3.9 million, or 7.9% of total revenues for the year ended December

31, 2014. The increase includes approximately $1.0 million of non-cash deferred rent related to the STKs under construction in Miami, Chicago and Orlando. The increase also includes the pre-opening costs for the STK in Washington D.C., which opened in April 2014, as well as pre-opening costs for the W Hotel in Los Angeles, which commenced certain operations in October 2014, and the pre-opening costs for STK Miami.

Equity in income of investee companies. Equity in income of investee companies increased by $200,000 from $949,000, or 2.2% of total revenues for the year ended December 31, 2013, to $1.1 million or 2.3% of total revenues for the year ended December 31, 2014 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative (income) expense. Derivative income was $3.9 million for the year ended December 31, 2014, compared to derivative expense of $10.1 million for the year ended December 31, 2013. Derivative income or expense represents the decrease or increase, respectively, in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest expense, net of interest income. Interest expense, net of interest income decreased by $692,000, or 90.1%, from $768,000, or 1.7% of consolidated revenues for the year ended December 31, 2013, to interest expense, net interest income of $76,000, or 0.2% of total revenues for the year ended December 31, 2014, due primarily to the decrease in member loans outstanding at December 31, 2014 which were paid off as a result of the merger in 2013.

Other income, net. Other income, net increased by $1.3 million from $650,000 of other income, or 1.5% of total revenues for the year ended December 31, 2013, to $2.0 million of other income, or 4.0% of total revenues, for the year ended December 31, 2014. The difference is due primarily to a one-time payment of $1.2 million received in connection with the termination of our management agreement with The Perry Hotel in Miami.

Provision for income taxes. Income tax expense increased by $298,000 to $817,000 tax expense during the year ended December 31, 2014 from a $519,000 tax expense during the year ended December 31, 2013. As of December 31, 2013, we were a limited liability company and not subject to federal taxes. As a result of the Merger, we are now a corporation that is subject to federal, state and city taxes. The deferred tax asset and corresponding valuation allowance increased for the year ended December 31, 2014. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly, given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations, net of taxes. During the year ended December 31, 2014, we closed and abandoned the Tenjune venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. Loss from discontinued operations decreased by $4.6 million to $1.5 million during the year ended December 31, 2014 from $6.1 million during the year ended December 31, 2013. The year ended December 31, 2013 included losses from discontinued operations for Bagatelle Las Vegas, Heraea, Xi Shi and Tenjune. The year ended December 31, 2014 included the losses for discontinued operations for Tenjune, and to a lesser extent, Bagatelle Las Vegas and STKOUT Midtown.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased $794,000 to net income of $410,000 for the year ended December 31, 2014 from a loss of $384,000 during the year ended December 31, 2013.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2014, we had cash and cash equivalents of approximately $7.9 million.

Our capital expenditures during fiscal 2015 will continue to be significant as we currently plan to open 4 new owned STK restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of March 31, 2015, we have signed 3 leases, 2 management agreements and 5 letters of intent for restaurant locations that we expect to open in the future. Additionally, we expect to enter into several more letters of intent and/or leases during fiscal 2015. We currently anticipate our total capital expenditures for fiscal 2015, including all expenditure categories to be approximately $11.0 million. We expect to fund our anticipated capital expenditures for fiscal 2015 with current cash and investment balances on hand, expected cash flows from operations, borrowings under our Term Loan Agreement, and equipment financing and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations to fund the majority of our planned capital expenditures for 2015. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2014 and December 31, 2013:

	Fiscal Year Ended
	December 31, 2014	December 31, 2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,913	$(6,203)
Investing activities	(7,386)	(7,236)
Financing activities	1,994	24,015
Effect of exchange rate changes on cash	(297)	61
Net increase (decrease) in cash and cash equivalents	$(3,776)	$10,637

Operating Activities

For the year ended December 31, 2014, cash flows provided by operating activities were $1.9 million, consisting of net income of $5.0 million, which included a loss from discontinued operations of $1.5 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $726,149, a non-cash derivative income of $3.9 million and non-cash stock-based compensation of $539,000. Net cash outflow of operating assets and liabilities totaled $3.9 million and included increases in accounts receivable of $1.5 million, increases in inventory of $161,000, increases in prepaid expenses of $1.1 million, decreases in other assets of $540,000 and a decrease of $388,000 in accounts payable and accrued expenses.

For the year ended December 31, 2013, cash flows used by operating activities were $6.0 million, consisting of net loss of $21.9 million, which included loss from discontinued operations of $6.1 million and transactions costs of $4.6 million, and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $17.0 million, including a non-cash control premium expense relating to the Merger of $5.0 million, a non-cash derivative payment expense of $10.1 million, a non-cash restricted stock expense of $295,000 and non-cash stock-based compensation of $56,000. Net cash outflow of operating assets and liabilities totaled $1.3 million and included decreases in accounts receivable of $470,000, decreases in inventory of $388,000, increases in prepaid expenses of $520,000, increases in other assets of $441,000 and a decrease of $405,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $7.4 million, consisting primarily of purchases of property and equipment of $7.3 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the year ended December 31, 2013 was $7.2 million, consisting primarily of purchases of minority interests in two subsidiaries of $5.7 million, purchases of property and equipment of $1.2 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $2.0 million, consisting of proceeds from our prior credit facility of $9.0 million and proceeds from our term loan facility of $1.1 million, offset by principal payments made on our credit facility of $7.0 million and repayment of notes payable of $15,000. This was partially offset by distributions to members of $978,000.

Net cash provided by financing activities for the year ended December 31, 2013 was $24.0 million, consisting of net proceeds from the Merger of $15.5 million, net proceeds from the private placement of $13.3 million, proceeds from our prior credit facility of $7.2 million, offset by principal payments made on our credit facility of $5.3 million, and repayment of member loans in connection with the Merger of $5.6 million offset partially by proceeds from member loans of $579,000, repayment of notes payable of $320,000 and contributions from new members at one of our subsidiaries of $520,000. This was partially offset by distributions to members of $1.4 million.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future will increase from the amounts described in “Investing Activities” above. We typically target an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units. In addition, our hospitality F&B services projects typically require limited capital investment from us. These capital expenditures will primarily be funded by cash flows from operations and equipment financing, depending upon the timing of expenditures. We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Term Loan Agreement

On December 17, 2014, ONE Group and its affiliates (the “Borrowers”) entered into a term loan agreement with BankUnited, N.A. (the “Term Loan Agreement”) to terminate its existing revolving credit facility (the “2011 Credit Facility”) and refinance the aggregate outstanding principal amount of the existing loans, which had a maturity date of October 31, 2015. In connection therewith, subject to certain terms and conditions, BankUnited, N.A. agreed to make a single term loan (“Term Loan”) to the Borrowers in the principal amount of approximately $7.5 million, with a maturity date of December 1, 2019, a portion of which was used to pay the outstanding indebtedness under the 2011 Credit Facility. Our obligations under the Term Loan Agreement are secured by substantially all of our assets.

As of December 31, 2014, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

The Term Loan is to be repaid in sixty (60) consecutive equal monthly installments commencing on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

The Term Loan Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, secured indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in the Term Loan Agreement require the Borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. We are in compliance with all the financial and other covenants in the Term Loan Agreement.

The Term Loan Agreement contains default provisions customary for loans of this type, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, a “material adverse change,” the invalidity or revocation of any loan document or any lien on the collateral shall no longer be valid or perfected or have the same priority. If an event of default shall occur and be continuing under the Term Loan, the Term Loan may be terminated and the principal amount outstanding under the Term Loan, together with all accrued unpaid interest, may be declared immediately due and payable.

As of December 31, 2014, amounts borrowed under the Term Loan were approximately $7.5 million.

We believe that net cash provided by anticipated operating activities, net proceeds received by us in connection with the Merger and existing available borrowings under our Term Loan Agreement will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

Contractual Obligations

The following table summarizes our contractual obligations, net of minimum future rental income, as of December 31, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Term loan	$7,475	$1,495	$2,990	$2,990	$—
Expected interest payments (1)	950	339	455	156	—
Operating leases	115,743	4,859	12,061	12,386	86,437
Total	$124,168	$6,693	$15,506	$15,532	$86,437

(1)	Represents estimated future cash interest payments using the weighted-average balance and interest rate at December 31, 2014.

Off-Balance Sheet Arrangements

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions we believe to be reasonable given the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. See Note 2 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Management and incentive fee revenue— Management and incentive fee revenue includes: (1) management fees received pursuant to management agreements with hospitality clients that are calculated based on a fixed percentage of revenues; and (2) incentive fees based on operating profitability, as defined by each agreement. We evaluate the performance of our managed properties based on sales growth, which drives our management fee, and on improvements in operating profitability margins, which along with sales growth, drives incentive fee growth.
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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments are effective for public entities for annual periods beginning after December 15, 2013. The adoption of these amendments did not have a material impact on the consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our financial statements of adopting ASU 2014-08 is currently being assessed by management.

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

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                 Changes in Internal Control.     There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive and Director Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

(b)	Exhibits. See Exhibit Index.

(c)	Separate Financial Statements. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SEGAL	Chief Executive Officer and Director	March 31, 2015
Jonathan Segal	(Principal Executive Officer)

/s/ SAMUEL GOLDFINGER	Chief Financial Officer	March 31, 2015
Samuel Goldfinger	(Principal Financial and Accounting Officer)

/s/ MICHAEL SERRUYA	Non-Executive Chairman, Director	March 31, 2015
Michael Serruya

/s/ EUGENE BULLIS	Director	March 31, 2015
Eugene Bullis

/s/ NICHOLAS GIANNUZZI	Director	March 31, 2015
Nicholas Giannuzzi

/s/ RICHARD E. PERLMAN	Director	March 31, 2015
Richard E. Perlman

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The One Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
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

10.7*
Term Loan Agreement, dated December 17, 2014, by and between The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A.

10.8*	Term Note of The ONE Group, LLC to BankUnited, N.A., dated December 17, 2014, in the principal amount of $7,475,000.07.
10.9*	Grant of Security Interest (Trademarks), dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A.
10.10*	Amended and Restated Pledge Agreement, dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A.
10.11*
Fourth Amended and Restated Security Agreement, dated December 17, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC, STK Denver, LLC and BankUnited, N.A.

10.12
Credit Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.13	Promissory Note of The ONE Group, LLC to Herald National Bank, dated October 31, 2011, in the principal amount of $1,250,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.14	Guaranty, dated October 31, 2011, of Jonathan Segal to Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.17	Pledge Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.18	Pledge Acknowledgment Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.19
Subordination Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, RCI II, Ltd. and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.20
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

10.22	Grant of Security Interest (Trademarks), dated October 31, 2011, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.23	Promissory Note of The One Group, LLC to Herald National Bank, dated April 11, 2012, in the principal amount of $1,500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.24	Promissory Note of The One Group, LLC to Herald National Bank, dated November 15, 2012, in the principal amount of $500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.25
Amendment No 1 and Addendum to Credit Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.26
Amended and Restated Security Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.27	Grant of Security Interest (Trademarks), dated January 24, 2013, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.28
Amendment No 2 and Addendum to Credit Agreement and Consent and Termination Agreement, dated October 15, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.29	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.30	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.31*	Amendment No. 3 to Credit Agreement, dated June 3, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and BankUnited, N.A.
10.32
Amendment No. 4 and Addendum to Credit Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC,  STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, WSATOG (Miami) LLC and BankUnited, N.A. (formerly Herald National Bank) (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).

10.33
Second Amended and Restated Security Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami Service, LLC, STK Midtown, LLC, STK Midtown Holdings, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC and BankUnited, N.A. (formerly Herald National Bank) (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).

10.34
Grant of Security Interest (Trademarks), dated August 6, 2014, by and between The ONE Group, LLC and Herald National Bank (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).

10.35*
Amendment No. 5 and Addendum to Credit Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC,  STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC  and BankUnited, N.A. (formerly Herald National Bank).

10.36*
Third Amended and Restated Security Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC and BankUnited, N.A. (formerly Herald National Bank).

10.37*	Grant of Security Interest (Trademarks), dated October 31, 2014, by and between The ONE Group, LLC and Herald National Bank.
10.38†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Jonathan Segal. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.39†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Samuel Goldfinger. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.40	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.41	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.42†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.43†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.44†	Offer Letter to John Inserra from the Company, dated January 10, 2014.
14.1	Code of Business and Ethics (Incorporated by reference to Form 10-K filed on April 1, 2014).
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The ONE Group Hospitality, Inc.

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ONE Group Hospitality, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 31, 2015

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,905,004	$11,681,086
Accounts receivable, net	4,408,396	2,923,754
Inventory	1,139,305	978,392
Other current assets	1,937,392	832,951
Due from related parties	1,157,134	245,280
Total current assets	16,547,231	16,661,463

Property & equipment, net	18,815,625	13,445,413
Investments	2,802,443	2,539,272
Deferred tax assets	35,418	232,694
Other assets	793,002	1,333,432
Security deposits	2,368,422	984,657
Total assets	$41,362,141	$35,196,931

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$85,598	$256,843
Notes payable, current portion	—	15,000
Term loan, current portion	1,495,000	—
Line of credit	—	4,316,865
Accounts payable	3,433,198	2,706,027
Accrued expenses	2,004,704	3,137,207
Due to related parties	19,608	27,979
Deferred revenue	127,950	27,527
Total current liabilities	7,166,058	10,487,448

Other long-term liabilities	67,277	39,750
Derivative liability	6,241,000	10,095,000
Term loan	5,980,000	—
Deferred rent payable	9,435,109	6,348,097
Total liabilities	28,889,444	26,970,295
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,940,195 and 24,946,739 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,494	2,495
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	30,966,611	30,502,656
Accumulated deficit	(18,005,401)	(22,635,560)
Accumulated other comprehensive (loss) income	(230,696)	49,402
Total stockholders’ equity	12,733,008	7,918,993
Noncontrolling interest	(260,311)	307,643
Total stockholders’ equity including noncontrolling interest	12,472,697	8,226,636

Total Liabilities and Stockholders’ Equity	$41,362,141	$35,196,931

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2014	2013
Revenues:
Owned unit net revenues	$40,499,590	$36,568,285
Management and incentive fee revenue	8,823,318	7,336,628
Total revenue	49,322,908	43,904,913

Cost and expenses:
Owned operating expenses:
Food and beverage costs	10,425,500	9,650,676
Unit operating expenses	24,344,857	22,447,188
General and administrative, net	8,687,490	10,777,805
Depreciation and amortization	1,438,728	1,456,736
Management and royalty fees	81,608	83,138
Pre-opening expenses	3,890,295	848,566
Transaction costs	—	4,597,738
Equity in (income) of investee companies	(1,149,060)	(948,852)
Derivative (income) expense	(3,854,000)	10,095,000
Interest expense, net of interest income	75,771	768,152
Other income, net	(1,968,197)	(649,642)
Total costs and expenses	41,972,992	59,126,505

Income (loss) from continuing operations before provision for income taxes	7,349,916	(15,221,592)

Provision for income taxes	817,288	518,927

Income (loss) from continuing operations	6,532,628	(15,740,519)

Loss from discontinued operations, net of taxes	1,492,556	6,112,956

Net income (loss)	5,040,072	(21,853,475)
Less: net income (loss) attributable to noncontrolling interest	409,913	(384,261)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	4,630,159	(21,469,214)

Other comprehensive income (loss)
Currency translation adjustment	(280,098)	61,494
Comprehensive income (loss)	$4,350,061	$(21,407,720)

Basic and diluted (loss) income per share:
Continuing operations	$0.29	$(1.05)
Discontinued operations	$(0.06)	$(0.42)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$0.19	$(1.49)

Shares used in computing basic and diluted income (loss) per share	24,940,195	14,440,389

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total stockholders’ equity including noncontrolling interest
	Shares	Par value
Balance at December 31, 2012	11,631,400	$1,163	$(1,039,908)	—	$(12,092)	$(1,050,837)	$3,539,584	$2,488,747

Merger of The ONE Group into Committed Capital Acquisition Corporation	9,125,000	913	28,368,650	(1,166,346)		27,203,217		27,203,217
Payment to TOG members			(11,750,000)			(11,750,000)		(11,750,000)
Equity offering	3,131,339	313	13,251,201			13,251,514		13,251,514
Control premium	1,000,000	100	4,999,900			5,000,000		5,000,000
Issuance of stock-based compensation	59,000	6	350,540			350,546		350,546
Purchase of non-controlling interest			(3,109,392)			(3,109,392)	(2,552,608)	(5,662,000)
Member contributions							520,000	520000
Member distributions			(568,335)			(568,335)	(815,072)	(1,383,407)
Gain on foreign currency translation					61,494	61,494		61,494
Net loss				(21,469,214)		(21,469,214)	(384,261)	(21,853,475)
Balance at December 31, 2013	24,946,739	2,495	30,502,656	(22,635,560)	49,402	7,918,993	307,643	8,226,636

Adjustment to escrow shares for excess liabilities	(6,544)	(1)	1			—		—
Issuance of stock-based compensation			538,954			538,954		538,954
Purchase of noncontrolling interest			(75,000)			(75,000)		(75,000)
Member distributions						—	(977,867)	(977,867)
Loss on foreign currency translation					(280,098)	(280,098)		(280,098)
Net income				4,630,159		4,630,159	409,913	5,040,072
Balance at December 31, 2014	24,940,195	$2,494	$30,966,611	$(18,005,401)	$(230,696)	$12,733,008	$(260,311)	$12,472,697

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$5,040,072	$(21,853,475)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,438,728	1,456,736
Deferred rent payable	3,087,012	690,608
Deferred taxes	197,276	116,688
(Income) loss on equity method investments	(1,149,060)	(948,852)
Derivative (income) expense	(3,854,000)	10,095,000
Stock-based compensation	538,954	350,540
Impairment of fixed assets	467,238	—
Control premium	—	5,000,000
Changes in operating assets and liabilities:
Accounts receivable	(1,484,642)	470,179
Inventory	(160,913)	387,789
Prepaid expenses and other current assets	(1,104,441)	(520,065)
Security deposits	(1,383,765)	(9,900)
Other assets	540,433	(441,479)
Accounts payable	727,171	(1,699,823)
Accrued expenses	(1,115,479)	723,076
Deferred revenue	127,950	(20,001)
Net cash provided by (used in) operating activities	1,912,534	(6,202,979)

Investing activities:
Purchase of property and equipment	(7,276,180)	(1,233,232)
Purchase of minority interests	(75,000)	(5,662,000)
Distribution from equity investment	885,888	343,363
Due from related parties	(920,225)	(683,896)
Net cash used in investing activities	(7,385,517)	(7,235,765)

Financing activities:
Cash overdraft	(171,245)	(318,198)
Proceeds from line of credit	9,029,261	7,175,000
Repayment of line of credit	(6,951,056)	(5,335,913)
Proceeds from Term Loan	1,079,930	—
Repayment of notes payable	(15,000)	(320,000)
Proceeds from member loans	—	578,915
Repayment of member loans	—	(5,606,528)
Issuance of restricted stock	—	6
Contributions from members	—	520,000
Proceeds from merger	—	15,453,217
Proceeds from equity offering, net of issuance costs	—	13,251,514
Distributions to members	(977,867)	(1,383,407)
Net cash provided by financing activities	1,994,023	24,014,606

Effect of exchange rate changes on cash	(297,122)	61,494

Net (decrease) increase in cash and cash equivalents	(3,776,082)	10,637,356
Cash and cash equivalents, beginning of year	11,681,086	1,043,730

Cash and cash equivalents, end of year	$7,905,004	$11,681,086
Supplemental disclosure of cash flow data:
Interest paid	$294,726	$2,040,567
Income taxes paid	$808,622	$685,421

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

Note 1 - Merger:

On October 16, 2013, the Company closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among The ONE Group Hospitality, Inc., formerly known as Committed Capital Acquisition Corporation, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of The ONE Group Hospitality, Inc. (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group Representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of The ONE Group Hospitality, Inc. through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of The ONE Group Hospitality, Inc. that constituted a majority of the outstanding shares of The ONE Group Hospitality, Inc.

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP, whereby the Company was the accounting acquiree and ONE Group was the accounting acquirer. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of ONE Group, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and ONE Group, historical operations of ONE Group and operations of the Company from the October 16, 2013 effective date. Membership interests and the corresponding capital amounts of ONE Group pre-Merger have been retroactively restated as shares of common stock reflecting the 8.09 to one exchange ratio in the Merger. All references in this Annual Report to equity securities and all equity-related historical financial measurements, including weighted average shares outstanding, earnings per share, par value of $0.0001 per share of the Company's common stock ("Common Stock"), additional paid in capital, option exercise prices and warrant exercise prices, have been retroactively restated to reflect the Merger exchange ratio.

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and summary of significant accounting policies:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKOUT Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood") and STK Denver, LLC ("STK Denver"). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:
The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. As of December 31, 2014, the Company owned and operated eight (8) and managed eight (8) restaurants and lounges, including seven (7) STKs throughout the United States and one (1) in England. Eight (8) of our locations are operated under our five (5) food and beverage hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients.

ONE Group is a limited liability company (“LLC”) formed on December 3, 2004 under the laws of the State of Delaware. ONE Group is a management company, as well as holds a majority interest in the entities noted above. As per the LLC Operating Agreement of ONE Group, such LLC is set to expire on December 31, 2099.

Little West 12th is an LLC formed on February 28, 2005 under the laws of the State of Delaware. Little West 12th, which commenced operations on September 8, 2006, operates a restaurant known as STK located in New York, New York. As per the LLC Operating Agreement of Little West 12th, such LLC is set to expire on December 31, 2099. As of December 31, 2014 and December 31, 2013, ONE Group has a 61.22% interest in this entity.

One LA is a limited partnership formed on April 20, 2006 under the laws of the State of New York. One LA, which commenced operations on June 20, 2007, operated a restaurant known as One Restaurant located in West Hollywood, California. As per the LLC Operating Agreement of One LA, such LLC is set to expire on December 31, 2099. However, on August 1, 2009, One LA ceased operations. As of December 31, 2014 and December 31, 2013, ONE Group has a 78.47% interest in this entity.

Bridge is an LLC formed on January 4, 2005 under the laws of the State of California. Bridge operates a restaurant known as STK located in Los Angeles, California. STK commenced operations on February 24, 2008. Coco de Ville, a bar and lounge located in the same building, commenced operations on May 13, 2008. On January 15, 2011, Coco de Ville ceased operations. As per the LLC Operating Agreement of Bridge, such LLC is set to expire on December 31, 2057. As of December 31, 2014 and December 31, 2013, STK-LA has a 77% interest in this entity.

STK-LA, which is wholly-owned by ONE Group, is an LLC formed on May 31, 2007 under the laws of the State of New York. STK-LA has a 77% interest in Bridge. As per the LLC Operating Agreement of STK-LA, such LLC is set to expire on December 31, 2099.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2012, ONE Group had a 60% interest in this entity. On October 23, 2013, ONE Group executed a Transfer Agreement in which it purchased the remaining 40% interest in WSATOG from the previous minority shareholder for $1,800,000. As of December 31, 2014 ONE group has a 100% interest in this entity.

Miami Services, which is wholly-owned by WSATOG, is an LLC formed in October 18, 2007 under the laws of the State of Florida. Miami Services, which commenced operations on March 24, 2008, operated a food and beverage service through The Perry Hotel located in Miami Beach, Florida. On May 19, 2013, Miami Services ceased operations. As per the LLC Operating Agreement of Miami Services, such LLC is set to exist in perpetuity.

STK Miami, which is wholly-owned by WSATOG, is an LLC formed on October 18, 2007 under the laws of the State of Florida. STK Miami operates an STK restaurant, and operated a bar and lounge known as Coco de Ville located in Miami Beach, Florida. STK commenced operations on January 4, 2010 and Coco de Ville commenced operations on February 4, 2010. On July 3, 2011, Coco de Ville ceased operations. On May 26, 2013, the STK restaurant temporarily closed as the building underwent renovations. On March 13, 2015, STK re-opened. As per the LLC Operating Agreement of STK Miami, such LLC is set to exist in perpetuity.

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operated a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of December 31, 2014 Little West 12th has a 100% interest in this entity and at December 31, 2013, Little West 12th had a 63.4% interest in this entity. Tenjune ceased operations on February 15, 2014. On July 25, 2014 Little West 12th entered into a Transfer and Release Agreement to purchase the remaining minority interest of Basement Manager for $75,000.

JEC II is an LLC formed on May 28, 2003 under the laws of the State of New York. JEC II, which commenced operations on December 2, 2003, operated a restaurant known as One Restaurant located in New York, New York. In 2010, JEC II changed its concept and name of the restaurant to The Collective. On June 11, 2011, JEC II ceased operations. As per the LLC Operating Agreement of JEC II, such LLC is set to expire on December 31, 2099. As of December 31, 2014 and December 31, 2013, the ONE Group has a 96.14% interest in this entity.

One TCI, which is wholly-owned by ONE Group, was formed on December 19, 2008 in Turks and Caicos Islands, British West Indies. One TCI, which commenced operations in 2009, held a management agreement with a hotel in Turks and Caicos to operate and manage the food and beverage operations in that hotel. One TCI ceased operations on October 31, 2011.

One Marks is an LLC formed on December 7, 2004 under the laws of the State of Delaware to hold the “One” trademark. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014 and December 31, 2013, ONE Group has a 95.09% interest in this entity.

MPD, which is wholly-owned by Little West 12th, is an LLC formed in October 24, 2005 under the laws of the State of New York. MPD commenced operations on June 13, 2011 and operates the STK rooftop in New York, New York. It is management’s intent that such LLC will continue in existence in perpetuity.

One 29 Park Management, which is wholly-owned by ONE Group, is an LLC formed on April 22, 2009 under the laws of the State of New York. One 29 Park Management owns ten percent of One 29 Park, LLC, which operates a restaurant and manages the rooftop of a hotel located in New York, New York. Operations for One 29 Park Management commenced on August 18, 2010. As per the LLC Operating Agreement of One 29 Park Management, such LLC is set to exist in perpetuity.

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKOUT Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. ONE Group purchased all of the minority interest of Midtown Holdings during 2013 for $3,834,000. As of December 31, 2014 and December 31, 2013 ONE Group has a 100% interest in this entity.

STK Midtown, which is wholly-owned by Midtown Holdings, is an LLC formed on December 30, 2009 under the laws of the State of New York. STK Midtown commenced operations on December 7, 2011 and operates a restaurant known as STK located in New York City, New York. It is management’s intent that such LLC will continue in existence in perpetuity.

STKOUT Midtown, which is wholly-owned by Midtown Holdings, is an LLC formed on December 30, 2009 under the laws of the State of New York. STKOUT Midtown commenced operations on March 28, 2012 and operated a kiosk known as STKOUT Midtown in New York, New York. STKOUT Midtown ceased operations in 2013.

STK Atlanta, which is wholly-owned by ONE Group, is an LLC formed on December 9, 2009 under the laws of the State of Georgia. STK Atlanta operates two restaurants known as STK and Cucina Asellina located in Atlanta, Georgia. STK commenced operations on December 15, 2011 and Cucina Asellina commenced operations on February 20, 2012. It is management’s intent that such LLC will continue in existence in perpetuity.

STK Vegas, which is wholly-owned by ONE Group, is an LLC formed on November 13, 2009 under the laws of the State of Nevada. STK Vegas manages a restaurant known as STK located at the Cosmopolitan Hotel in Las Vegas, Nevada which commenced operations on December 15, 2010. It is management’s intent that such LLC will continue in existence in perpetuity.

One Atlantic City, which is wholly-owned by ONE Group, is an LLC formed on January 31, 2012 under the laws of the State of New Jersey. One Atlantic City commenced operations on April 9, 2012 and operated a restaurant known as ONE in Atlantic City, New Jersey. It is management’s intent that such LLC will continue in existence in perpetuity. One Atlantic City ceased operations on December 11, 2012.

Asellina Marks is an LLC formed on December 5, 2011 under the laws of the State of Delaware to hold the “Asellina” and "Cucina Asellina" trademarks. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014 and December 31, 2013, ONE Group has a 50% interest in this entity.

Heraea, which is wholly-owned by ONE Group, is an LLC formed on May 1, 2012 under the laws of the State of Nevada. Heraea commenced operations in February 2013 and operated a restaurant in Las Vegas, Nevada. Heraea ceased operations on September 24, 2013.

Xi Shi Las Vegas, which is wholly-owned by ONE Group, is an LLC formed on August 14, 2012 under the laws of the State of Nevada. Xi Shi Las Vegas was originally expected to commence operations in 2014 in Las Vegas, Nevada, but a determination was made in 2014 to not open Xi Shi.

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 ONE Group executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority shareholders in exchange for membership interest in ONE Group. As of December 31, 2014 and December 31, 2013 ONE group has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. As of December 31, 2014 and December 31, 2013 TOG UK has a 100% interest in this entity.

TOG Aldwych, which is wholly-owned by TOG UK, was formed on April 18, 2011 under the laws of the United Kingdom. TOG Aldwych is a management company that manages and operates a restaurant, bar and lounges in the ME Hotel in London. Operations at these venues within the hotel commenced in 2013.

CA Aldwych, which is wholly-owned by TOG UK, was formed on July 4, 2012 under the laws of the United Kingdom. CA Aldwych is a management company that manages and operates a restaurant known as Cucina Asellina in the ME Hotel in London. Operations at the restaurant commenced in 2014.

TOG Milan, which is wholly owned by TOG UK, was formed on September 18, 2014 under the laws of Italy. TOG Milan will manage and operate a restaurant, bar and lounge in the ME Hotel in Milan. It is expected that operations will commence in 2015.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operated a restaurant known as Bagatelle in Las Vegas, Nevada. As of December 31, 2014 and December 31, 2013, ONE Group has an 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by ONE Group, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC operates a restaurant known as STK in Washington, D.C. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014 and December 31, 2013, ONE Group has a 93.5% interest in this entity.

STK Orlando, which is wholly-owned by ONE Group, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando will operate a restaurant known as STK in Orlando, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014 and December 31, 2013, ONE Group has a 100% interest in this entity.

STK Chicago, which is wholly-owned by ONE Group, is an LLC formed on June 3, 2014 under the laws of the State of Illinois. STK Chicago will operate a restaurant known as STK in Chicago, Illinois. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014, ONE Group has a 100% interest in this entity.

TOG Biscayne, which is wholly-owned by ONE Group, is an LLC formed on January 3, 2014 under the laws of the State of Florida. TOG Biscayne is a management company that will manage and operate the food and beverage operations of a hotel in Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014, ONE Group has a 100% interest in this entity.

STK Westwood, which is wholly-owned by ONE Group, is an LLC formed on August 20, 2014 under the laws of the State of California. STK Westwood operates the food and beverage operations, and will operate a restaurant known as STK, in the W Hotel in Los Angeles, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014, ONE Group has a 100% interest in this entity.

STK Denver, which is wholly-owned by ONE Group, is an LLC formed on October 20, 2014 under the laws of the State of Colorado. STK Denver will operate a restaurant known as STK Rebel in Denver, Colorado. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2014, ONE Group has a 100% interest in this entity.

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

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. See Note 8 for names of entities accounted for under the equity method.

Fair value of financial instruments:
The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the term loan approximates fair value since the terms of the loan have been recently negotiated.

Cash and cash equivalents:
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2014 and 2013.

Concentrations of credit risk:
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable, which include credit card receivables. At times, the Company’s cash may exceed federally insured limits. At December 31, 2014 and 2013, the Company has cash balances in excess of federally insured limits in the amount of approximately $6,484,314 and $11,147,927, respectively. Concentrations of credit risk with respect to credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

The Company closely monitors the extension of credit to its noncredit card customers while maintaining allowances for potential credit losses, if required. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if required, based on a history of past write-offs and collections and current credit considerations. The allowance for uncollectible accounts receivable totaled $0 at December 31, 2014 and $164,000 at 2013. The determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

As of December 31, 2014 and 2013, amounts owed from hotels accounted for approximately 62% and 66% of accounts receivable, respectively, amounts owed from the landlord at STK DC accounted for approximately 6% and 0%, respectively, and amounts owed from the landlord at STK Midtown accounted for approximately 0% and 11% of accounts receivable, respectively.

Noncontrolling interest:
Noncontrolling interest related to the Company’s ownership interests of less than 100% is reported as noncontrolling interest in the consolidated balance sheets. The noncontrolling interest in the Company’s earnings is reported as net loss attributable to the noncontrolling interest in the consolidated statements of operations and comprehensive loss.

Foreign currency translation:
Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency transaction gains or losses are recorded as other income, net in the consolidated statements of operations and comprehensive loss and amounted to $(280,098) and $61,000 at December 31, 2014 and 2013.

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

In 2013, management decided to close BBCLV and STKOUT Midtown due to continuing losses. During the fourth quarter of 2014, management determined that $391,000 of property and equipment of BBCLV and $77,000 of property and equipment of STKOUT Midtown was impaired at December 31, 2014 and no impairment was recognized during 2013. In 2014, management decided to close Tenjune due to continuing losses and no assets were impaired as a result of this closure.

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

Revenue recognition:
Revenue consists of restaurant sales, management, incentive and royalty fee revenues. The Company recognizes restaurant revenues when goods and services are provided. Revenue for management services (inclusive of incentive fees) are recognized when services are performed or earned and fees are earned. Royalty fees are recognized as revenue in the period the licensed restaurants’ revenues are earned.

Deferred revenue:
Deferred revenue represents gift certificates outstanding and deposits on parties. The Company recognizes this revenue when the gift certificates are redeemed and/or the parties are held.

Taxes collected from customers:
The Company accounts for sales taxes collected from customers on a net basis (excluded from revenues).

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company decreased its valuation allowance by $3.1 million during 2014. See Note 10, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company has no unrecognized tax benefits at December 31, 2014 and 2013.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising expense included in continuing operations amounted to $1.7 million and $1.5 million in 2014 and 2013, respectively.

Stock-based compensation:
Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized as an expense, on a straight line basis, net of estimated forfeitures, over their respective vesting periods, net of estimated forfeitures.

Comprehensive income (loss):
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. The amount of other comprehensive income (loss) related to the foreign currency adjustment amounted to ($280,098) and $61,000 as of December 31, 2014 and 2013, respectively.

Net (loss) income per share:
Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At December 31, 2014 and 2013, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share. The Company had a net loss per share as of December 31, 2013, and while the Company had a net income per share as of December 31, 2014, the exercise price of such options were out of the money and therefore equivalent shares would have an anti-dilutive effect.

Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments is effective for public entities for annual periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the consolidated financial statements.

In April 2014, the FASB ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial result. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-08 on the consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

Note 3 - Inventory:
Inventory consists of the following:

	At December 31,
	2014	2013
Food	$134,355	$79,773
Beverages	1,004,950	898,619
Totals	$1,139,305	$978,392

Note 4 - Property and equipment, net.

Property and equipment, net consist of the following:

	At December 31,
	2014	2013
Furniture, fixtures and equipment	$7,336,956	$6,382,710
Leasehold improvements	20,719,230	17,897,561
Less accumulated depreciation and amortization	13,833,271	12,263,184
	14,222,915	12,017,087
Construction in progress	3,871,670	826,065
Restaurant supplies	721,040	602,261
Totals	$18,815,625	$13,445,413

Depreciation and amortization related to property and equipment included in continuing operations amounted to $1,438,728 and $1,456,736 in the years ended December 31, 2014 and 2013, respectively.

Note 5 – Accrued expenses:
Accrued expenses consisted of the following:

	At December 31,
	2014	2013
Sales tax payable	$168,172	$493,886
Payroll and related	435,259	498,228
Income taxes payable	494,152	—
Termination costs	—	1,375,341
Due to hotels	200,000	200,000
Legal	86,182	—
Other	620,939	569,752
Totals	$2,004,704	$3,137,207

Note 6 - Notes payable:

On October 1, 2009, ONE Group purchased the following membership units from a former member: 10.14% in JEC II, 6.55% in One Marks, 5.19% in Little West 12 th and 4.63% in One LA. The Company paid $400,000, of which $300,000 was paid in cash and $100,000 in the form of a note and issued warrants to purchase up to 10,090 membership units of the Company at an exercise price of $22.94 per membership unit which were cancelled in connection with the Merger. Commencing in December 2009, quarterly payments of principal and interest in the amount of $5,656 are to accrue at an interest at a rate of 5% through September 2014. At December 31, 2014 and December 31, 2013, $0 and $15,000 remained outstanding under this note, respectively.

On June 3, 2014 the Company entered into Amendment No. 3 to the Credit Agreement with BankUnited, N.A.(formerly Herald National Bank), dated October 31, 2011, as amended on January 24, 2013 and October 15, 2013 (as amended, the

"Credit Agreement"), to adjust the commitment termination date to October 31, 2014 and the maturity date of the Credit Agreement to October 31, 2015.

On August 6, 2014, the Company entered into Amendment No. 4 and Addendum to the Credit Agreement with BankUnited to, among other things, increase its available borrowings under the Credit Agreement to $9.1 million, as well as update certain definitions, add additional subsidiaries as borrowers, remove the advance ratio covenant and add a debt service coverage ratio calculation. The covenant calculations were effective for the period ending December 31, 2014 and the Company was in compliance with all of the new covenants as of December 31, 2014.

On October 31, 2014, the Company entered into Amendment No. 5 and Addendum to the Credit Agreement with BankUnited to add one additional subsidiary as a borrower.

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing Credit Agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company will make sixty (60) consecutive monthly installments of $124,583 plus interest that will accrue at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets.

The Term Loan Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, secured indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in the Term Loan Agreement require the Borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio.

At December 31, 2014 $7,475,000 was outstanding under the Term Loan Agreement and at December 31, 2013 $4,316,865 was outstanding on the terminated Credit Agreement.

The Company was in compliance with all of its financial covenants under the Term Loan Agreement as of December 31, 2014 and the Company believes based on current projections that the Company will continue to comply with such covenants in 2015.

Interest expense recognized related to these notes amounted to $294,726 and $293,136 for the years ended December 31, 2014 and 2013, respectively. Capitalized interest amounted to $187,106 and $0 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding.

Note 7 - Member loans:
In 2007, the Company entered into several demand loans with a member totaling $4,392,777 that accrue interest ranging from 6% to 12%. On February 27, 2009, $1,000,000 was converted to equity. In 2012, one of the notes for $500,000 was forgiven by the member in exchange for all of our membership interest in an investment in 408 W 15 Members LLC, an unrelated party, which was held by the Company. There was no gain or loss recognized in this exchange. In 2013, the Company entered into two demand loans with a member totaling $2,000,000. All outstanding principal and accrued interest as of October 16, 2013 was repaid in conjunction with the Merger. Interest expense recognized related to these member loans was $358,104 in 2013.

On December 9, 2011, TOG UK entered into two loan agreements with entities that are controlled by a member for funds up to £230,000 and £300,000. The loans were due on demand and are accruing interest at an interest rate of 8%. These notes, along with accrued interest, were repaid in conjunction with the Merger. Interest expense recognized related to these loans was $72,167 in 2013.

Note 8 - Nonconsolidated variable interest entities:
Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At December 31, 2014 and 2013, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore consolidation in the Company’s financial statements is not required. At December 31, 2014 and 2013, the Company held the following investments which are all accounted for under the equity method:

	At December 31,
	2014	2013
Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)	$357,896	$840,614
Bagatelle Little West 12th, LLC ( “Bagatelle NY”)	1,938,252	1,192,363
Bagatelle La Cienega, LLC (“Bagatelle LA”)	—	—
One 29 Park, LLC	506,295	506,295
Totals	$2,802,443	$2,539,272

Equity in income of investee companies	$1,149,060	$948,852

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of December 31, 2014 and 2013. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of December 31, 2014 and 2013. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of December 31, 2014 and 2013. The Company holds a 10% direct ownership over One29 Park as of December 31, 2014 and 2013. The Company accounts for its investment in One29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the years ended December 31, 2014 and 2013, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Related party transactions:
Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of December 31, 2014 and 2013, these advances amounted to $1,157,134 and $245,280, respectively.

The Company sub-leases office space to certain related parties, sub-lease income is netted against rent expense in the statement of operations and comprehensive income (loss).

The Company incurred $403,673 and $59,600 in 2014 and 2013, respectively, for design services at the various restaurants to an entity owned by one of the shareholders.

The Company incurred $552,012 and $1,161,000 in 2014 and 2013, respectively, for legal fees to an entity owned by one of the shareholders. Included in accounts payable at December 31, 2014 and 2013 is a balance due to this entity of approximately $70,125 and $416,700, respectively.

 The Company incurred $4,817,360 and $1,825,400 in 2014 and 2013, respectively, for construction services to an entity owned by one of the Company’s employees. Included in accounts payable at December 31, 2014 and 2013 is a balance due to this entity of approximately $11,000 and $15,900, respectively.

Note 10 - Income taxes:
The provision for income tax expense consists of the following:

	Year Ended
	December 31, 2014	December 31, 2013
Current tax expense:
Federal	$110,966	$—
State and local	361,281	237,237
Foreign	258,731	165,000
Total current tax expense	730,978	402,237
Deferred tax expense (benefit):
Federal	(110,966)	—
State and local	197,276	116,690
Total deferred tax expense (benefit)	86,310	116,690
Total income tax expense	$817,288	$518,927

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes from continuing operations is reconciled as follows:

	Year ended
	December 31, 2014	December 31, 2013
Income (loss) from continuing operations before Provision for income taxes
Domestic	$6,128,992	$(16,323,206)
Foreign	1,220,924	1,101,614
Total	$7,349,916	$(15,221,592)

	Year ended
	December 31, 2014		December 31, 2013
Income tax expense at federal statutory rate	$2,498,973	34.0%	$(5,433,527)	34%
State and local taxes – current	238,445	3.3%	165,427	(0.9)%
State and local taxes – deferred	351,459	4.8%	(1,818,068)	11.4%
Transaction costs	21,320	0.3%	923,179	(5.8)%
FICA tip credit	(654,968)	9.0%	—	—%
Foreign rate differential	(156,383)	(2.14)%	—	—%
Nondeductible control premium	—	—%	1,700,000	(10.6)%
Goodwill	—	—%	(3,018,444)	18.9%
Deferred tax from rate change from LLC to C corporation	1,617,800	22.1%	(2,104,370)	13.2%
Change in valuation allowance	(3,061,841)	41.9%	10,249,612	(64.1)%
Other items, net	(37,517)	0.5%	(144,882)	0.8%
Total income tax expense	$817,288	11.2%	$518,927	(3.1)%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In 2014 the Company decreased its valuation allowance by $3.1 million, the decrease in the valuation allowance represents $2.5 million from continuing operations and $520,000 from discontinued operations at December 31, 2014. In 2013 the Company increased its valuation allowance by $10,300,000.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

	Year ended
	December 31, 2014	December 31, 2013
Deferred tax assets:
State and local net operating loss carryforwards	$—	$1,042
Deferred rent liabilities	2,441,728	787,362
Lease incentives	350,817	34,893
Depreciation and amortization	—	1,454,206
Stock compensation	249,690	23,329
FICA tip credit carryforward	767,816	126,010
Net operating loss	84,833	4,427
Goodwill	3,349,761	3,687,236
Derivative expense	2,622,848	4,239,900
Restricted stock grant	—	123,900
Inventory	4,904	—

Total deferred tax assets	9,872,397	10,482,305

Deferred tax liabilities:
Depreciation and amortization	(2,129,646)	—
Total deferred tax liabilities	(2,129,646)	—

Valuation allowance	(7,707,333)	(10,249,611)

Net deferred tax assets	$35,418	$232,694

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB guidance which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, the Company has a Federal and state net operating loss carryovers of $201,984.

Note 11 – Derivative liability:
On October 16, 2013, the Merger provided for up to an additional $14,100,000 of payments to the former holders of ONE Group membership interests ("TOG Members") and to a liquidating trust ("Liquidating Trust"), established for the benefit of TOG Members and holders of warrants to acquire membership interests of ONE Group ("TOG Warrant Holders"), based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make any payments on a monthly basis. Additionally, certain ONE Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Company estimates the fair value of the derivative liability using the Monte Carlo method, which is comprised of the $14,100,000 in payments and the $900,000 in contingent sign-on bonus for a total of $15,000,000. The fair value of the derivative liability was initially measured on October 16, 2013 and is re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations as derivative income or expense. In applying the Monte Carlo method, the Company uses the following key inputs and assumptions; the stock price on the valuation date, the exercise price of the warrants of $5.00, the trigger price of $6.25, the expected volatility which is based on an analysis of comparable companies historical stock price volatilities for a period comparable to the term of the warrants, the expected months until effective registration statement, the term based on the period from the valuation date until the two-year period following the expected date of the effective registration, the risk-free rate based on the rate of US treasury securities with the same term and the discount rate based on the aggregate of the expected short-term margin and the risk-free rate.

The following tables summarize the components of derivative liabilities:

	December 31, 2014	December 31, 2013
Fair value of derivative liability (3)	$6,241,000	$10,095,000
Significant assumptions (or ranges):
Trading market values (1)	$4.85	$5.75
Term (years) (2)	1 year, 58 days	2 years, 29 days
Expected volatility (1)	26.8%	41.4%
Risk-free rate (2)	0.32%	0.38%
Discount rate (3)	1.18%	1.24%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	1

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $3,854,000 of derivative income and $10,095,000 of derivative expense for the years ended December 31, 2014 and 2013, respectively.

Note 12 - Commitments and contingencies:
Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2035, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to 2014 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount
2015	$6,095,963	$(1,237,238)	$4,858,725
2016	7,313,292	(1,279,269)	6,034,023
2017	7,086,209	(1,059,545)	6,026,664
2018	7,209,596	(1,079,640)	6,129,956
2019	7,372,206	(1,116,229)	6,255,977
Thereafter	89,522,104	(3,084,946)	86,437,158
Total	$124,599,370	$(8,856,867)	$115,742,503

In January 2010, STK Midtown entered into a lease agreement for a term of twenty years, which was subsequently amended, that provides for the landlord to contribute up to $1,036,900 towards construction. This amount is included in deferred rent and will be amortized over the lease term. As of December 31, 2014 and 2013, $0 and $153,332, respectively remains outstanding and is included in accounts receivable.

Rent expense (including percentage rent of $433,194 and $424,181), included in continued operations, amounted to $3,432,364 and $3,795,248 in 2014 and 2013, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $517,155 and $566,433 in 2014 and 2013, respectively, related to subleases with related and unrelated parties which expires through 2025.

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

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $81,380 and $79,120 in 2014 and 2013, respectively. Included in accounts payable at December 31, 2014 and 2013 are amounts due for management fees of $8,180 and $39,514, respectively.

Basement Manager, pursuant to its operating agreement, is obligated to pay management fees to the two managers of the nightclub. The Company terminated the management services for these two managers in February 2013. Management fees amounted to $0 and $60,989 in each of 2014 and 2013, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $4,527,808 and $4,117,533 in 2014 and 2013, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $642,807 and $693,847 in 2014 and 2013, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $703,648 and $817,940 in 2014 and 2013, respectively. Included in accounts receivable at December 31, 2014 and 2013 are amounts due for management fees and reimbursable expenses of $377,320 and $790,511, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees, marketing fees and additional fees were waived in 2012. Management fees amounted to $2.2 and $1.2 million in 2014 and 2013, respectively. Included in accounts receivable at December 31, 2014 and 2013 are amounts due for management fees of $200,124 and $143,474, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations. Management fees amounted to $149,710 and $209,914 in 2014 and 2013, respectively. Included in accounts receivable at December 31, 2014 and 2013 are amounts due for management fees of $57,675 and $22,312, respectively.

In May 2012, Heraea entered into a management agreement with a third party for a term of ten years, with two five-year option periods. Under this agreement, Heraea was to receive a management fee equal to 5% of gross revenues, as defined, and a profit share of gross operating profit, as defined. On May 30, 2014 the Company entered into a Termination, Mutual Release and Settlement Agreement to terminate the management agreement. The results of operations and estimated termination costs are included in Discontinued Operations.

Note 13 - Retirement plan:
Effective January 1, 2012, the Company maintains a profit-sharing plan covering all eligible employees in accordance with Section 401(k) of the Internal Revenue Code. The plan is funded by employee and employer contributions. Employer contributions to the plan are at the discretion of the Company. There were no employer contributions in 2014 and 2013.

Note 14 - Outstanding warrants:
Prior to the Merger, there were outstanding warrants to purchase 62,280 membership units of ONE Group at prices ranging from $22.94 to $32.00 per unit. The warrants became exercisable in 2009 through 2012 and expire at various dates through 2021.

In connection with the Merger, the warrants that were outstanding at October 16, 2013 were converted into shares of the Company at an exchange ratio of 8.09 and these shares were put into a liquidating trust that was established between members of ONE Group and a designated trustee (“Liquidating Trust”) in order to hold and distribute the trust’s assets. The Company issued warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants became exercisable as of the effectiveness of the post-effective amendment on February 27, 2014 and will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on the effective date. As a result of the effectiveness, holders of these warrants issued and outstanding may now exercise them and receive shares of common stock upon the payment of the related exercise price.

Note 15 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of December 31, 2014 and 2013.

	Years ended December 31,
	2014	2013

Cash and cash equivalents	$1,312	$—
Accounts receivable	2,415	79,508
Inventory	15,609	—
Prepaid expenses and other current assets	48,340	146,785
Due from related parties	814,227	—
Assets of discontinued operations - current	881,903	226,293
Property and equipment, net	169,175	—
Security deposits	75,000	—
Assets of discontinued operations - long term	244,175	—
Accounts payable and accrued liabilities	551,266	—
Due to related parties	3,654,552	—
Liabilities of discontinued operations - current	4,205,818	—
Deferred rent payable	—	—
Net assets	$(3,079,740)	$226,293

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
Revenue	$102,330	$3,882,598
Costs and expenses	1,594,886	9,995,554

Net loss from discontinued operations, net of tax	$(1,492,556)	$(6,112,956)

Note 16 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 17 - Other matters:
In January 2012, STK Miami Services entered into an amendment to its services agreement with its landlord whereby STK Miami Services received $5,000,000 as consideration for including in the amendment, the option for the landlord, The Perry Hotel (currently rebranded as "1 Hotel & Homes"), to terminate the existing services agreement.

On June 19, 2014, The Perry Hotel exercised its option to terminate our services agreement to operate the food and beverage services for The Perry Hotel. In connection with this termination, The Perry Hotel made a one-time payment to the Company of $2.0 million on July 28, 2014. Pursuant to a transfer agreement between the Company and a minority shareholder of WSATOG (Miami), LLC dated October 23, 2013, the Company agreed to pay the minority shareholder 40% of any termination fees received by the Company in connection with The Perry Hotel. As a result of this transfer agreement, the Company received a net payment of $1.2 million from The Perry Hotel and $0.8 million was paid to the minority shareholder.

On December 10, 2014, STK Miami sustained significant water damage due to a ruptured sprinkler system which resulted in damages to the property and a delay in the re-opening of the venue of approximately two and one half months. On February 3, 2015 the Company received an advance of $250,000 in partial settlement of its insurance claims. The Company completed its initial estimates of losses and filed a claim with its insurance carrier in March 2015 of approximately $1.5 million, which includes claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption. The Company continues to evaluate its estimates of damages and in the future may make adjustments to the claim. At December 31, 2014, the Company wrote-off approximately $500,000 of damaged leasehold improvements and recorded a gain on insurance recoveries as a direct off-set to the associated values of the damages written off, these amounts are included in other income and expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 18 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2014 and 2013, there were 24,940,195 and 24,946,739 outstanding shares of Common Stock and no outstanding shares of preferred stock.

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

At the closing of the Merger, the Company issued to the TOG Members and to the Liquidating Trust established for the benefit of TOG Members and TOG Warrant Owners an aggregate of 12,631,400 shares of the Company’s Common Stock and paid to such TOG Members an aggregate of $11,750,000 in cash (collectively, the “Merger Consideration”). As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of ONE Group and currently the Company's Chief Executive Officer and a Director, 1,000,000 shares of Common Stock as a control premium. The foregoing shares are in addition to the 7,680,666 shares issued to Mr. Segal and related entities in respect of his pro rata portion of shares of Common Stock issued to all TOG Members. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares were deposited into an escrow account at Continental Stock Transfer & Trust Company, as escrow agent, to secure certain potential adjustments to the Merger Consideration and certain potential indemnification obligations. The escrow is expected to be released on April 16, 2015.

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

On October 23, 2013 the Company purchased the remaining 40% interest in WSATOG for $1,800,000. During 2013, the Company also purchased the remaining 27% interest in Midtown Holdings for $3,834,000. Professional fees associated with these transactions amounted to approximately $28,000. As of December 31, 2014, the Company has a 100% interest in both of these entities. At December 31, 2014 and 2013, the total amount related to the purchase of minority interest was $75,000 and $5,662,000, respectively.

Note 19 - Stock-based compensation:
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

24

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

In October 2013, in connection with their employment agreements, Messrs. Segal and Goldfinger were granted options to purchase 1,022,104 and 511,052, shares, respectively, of common stock at an exercise price of $5.00 per share. Of these options, 50% vest over time and 50% will vest based on the achievement of targeted annual milestones which have been set by the board of directors.

In December 2013, the directors were granted 59,000 shares of restricted stock. There were no grants of restricted stock in 2014.

During 2014, the Company granted the following options:

Date	Number of shares	Exercise price
February	200,000	$6.00
June	690,000	$4.85
August	275,000	$5.00
November	115,000	$4.90

For the years ended December 31, 2014 and 2013 the Company recognized $538,954 and $350,540 of non-cash stock-based compensation expense in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Included in stock based compensation for the year ended December 31, 2013 is $295,000 of restricted stock granted to directors which immediately vested in December 2013.

As of December 31, 2014 and 2013, there was approximately $4,599,185 and $2,612,144 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.51 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013
Expected life (in years)	6.5	6.5
Risk-free interest rate	1.41%	1.41%
Volatility	37%	32%
Dividend yield	0%	—%

A summary of the status of stock option awards and changes during the year ended December 31, 2014 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2013	766,578	$5.00
2014 Grants	1,280,000	$5.07

Exercised	—	$—
Cancelled, expired, or forfeited	(22,500)	$4.90
Outstanding at December 31, 2014	2,024,078	$5.05	9.20	$—
Exercisable at December 31, 2014	322,878	$5.08	9.20	$—

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2014 and 2013 was $1.88 and $1.74, respectively. The fair value of options vested at December 31, 2014 and 2013 was $266,769 and $0, respectively.

Note 20 - Segment reporting:

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

	Years ended December 31,
	2014	2013
Revenues:
STKs	$38,644,993	$35,820,303
F&B	8,823,318	7,336,628
Other	1,854,597	747,982
	$49,322,908	$43,904,913

Segment Profits:
STKs	$5,433,261	$4,742,590
F&B	8,823,318	7,336,628
Other	295,972	(272,169)

Total segment profit	14,552,551	11,807,049

General and Administrative	8,687,490	10,777,805
Depreciation and amortization	1,438,728	1,456,736
Interest expense, net of interest income	75,771	768,152
Equity in income of investee companies	(1,149,060)	(948,852)
Other	(1,850,294)	14,974,800

Income from continuing operations before provision for income taxes	$7,349,916	$(15,221,592)

Other non-current assets
STKs	$17,456,993	11,893,554
F&B	229,771	$145,364
Other	1,128,861	1,406,495
Total	$18,815,625	$13,445,413

Note 21 - Geographic information:
The following table contains certain financial information by geographic location for the years ended December 31, 2014 and 2013:

	Years ended December 31,
United States:	2014	2013
Revenues – owned units	$40,499,590	$36,568,285
Management, incentive and royalty fee revenue	5,378,028	4,979,190
Assets	10,777,015	7,572,058

United Kingdom:
Revenues – owned units	$—	$—
Management and development fee revenue	3,445,290	2,357,438
Assets	1,695,688	654,579

Note 22 - Subsequent events:

On March 13, 2015, the Company re-opened its STK Miami restaurant in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida.