Form 10-K/A
period 2014-12-31
ONE Group Hospitality, Inc.
filed 2015-04-01
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amended Filing") to amend and restate our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 (the "Original Filing"), to correct certain typographical errors in our presentation of Basic and diluted income (loss) per share from continuing operations for the years ended December 31, 2014 and December 31, 2013 in Item 6 and Item 8, respectively, included in the Original Filing. In Item 6 of the Amended Filing, Basic and diluted income (loss) per share from continuing operations has been corrected from $0.29 to $0.26 for the year ended December 31, 2014 and from $(1.14) to $(1.09) for the year ended December 31, 2013. In Item 8 (page F-4) of the Amended Filing, Basic and diluted income (loss) per share from continuing operations has been corrected from $0.29 to $0.26 for the year ended December 31, 2014 and from $(1.05) to $(1.09) for the year ended December 31, 2013. The certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated for the date of this Amended Filing, and we are filing a new Exhibit 23.1 containing the consent of Grant Thornton LLP. Except as described above, no changes have been made to the Original Filing, and this Amended Filing does not otherwise modify, amend or update any financial or other information in the Original Filing. References herein to this Annual Report on Form 10-K shall refer to this Amended Filing.

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

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Revenues:
Owned unit net revenue	$40,499,590	$36,568,285	$56,429,452	$43,655,381	$38,477,190
Management and incentive fee revenue (1)	8,823,318	7,336,628	3,691,270	2,436,280	184,483
Total Revenues	49,322,908	43,904,913	60,120,722	46,091,661	38,661,673
Income (loss) from continuing operations	6,532,628	(15,740,519)	7,232,765	2,754,680	1,545,978
Net income (loss) (3)	5,040,072	(21,853,475)	(2,792,114)	1,866,999	721,374
Less: net income (loss) attributable to noncontrolling interest	409,913	(384,261)	(446,046)	864,026	798,730
Net income (loss) attributable to The ONE Group Hospitality, Inc.	4,630,159	(21,469,214)	(2,346,068)	1,002,973	(77,356)
Other comprehensive income (loss): Currency translation adjustment	(280,098)	61,494	(12,092)	—	—
Comprehensive income (loss)	$4,350,061	$(21,407,720)	$(2,358,160)	$1,002,973	$(77,356)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Per Share Data:(2)
Basic and diluted income (loss) per share from continuing operations	$0.26	$(1.09)	$0.62	$0.24	$0.13
Basic and diluted income (loss) per share attributable to The ONE Group, LLC and Subsidiaries and Affiliates	$0.19	$(1.49)	$(0.20)	$0.09	$(0.01)
Weighted average common stock outstanding:
Basic	24,940,195	14,440,389	11,631,400	11,631,400	11,631,400
Diluted	24,940,195	14,440,389	11,631,400	11,631,400	11,631,400
Balance Sheet Data (at end of period):
Total assets	$41,362,141	$35,196,931	$23,987,293	$27,561,951	$23,862,108
Total debt	$7,475,000	$4,331,865	$7,840,391	$6,192,723	$5,405,644
Cash dividends per common share	$—	$—	$—	$—	$—

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

Dated: April 1, 2015

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SEGAL	Chief Executive Officer and Director	April 1, 2015
Jonathan Segal	(Principal Executive Officer)

/s/ SAMUEL GOLDFINGER	Chief Financial Officer	April 1, 2015
Samuel Goldfinger	(Principal Financial and Accounting Officer)

/s/ MICHAEL SERRUYA	Non-Executive Chairman, Director	April 1, 2015
Michael Serruya

/s/ EUGENE BULLIS	Director	April 1, 2015
Eugene Bullis

/s/ NICHOLAS GIANNUZZI	Director	April 1, 2015
Nicholas Giannuzzi

/s/ RICHARD E. PERLMAN	Director	April 1, 2015
Richard E. Perlman

Exhibit Index

Exhibit Number	Exhibit Description
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

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2014	2013
Revenues:
Owned unit net revenues	$40,499,590	$36,568,285
Management and incentive fee revenue	8,823,318	7,336,628
Total revenue	49,322,908	43,904,913

Cost and expenses:
Owned operating expenses:
Food and beverage costs	10,425,500	9,650,676
Unit operating expenses	24,344,857	22,447,188
General and administrative, net	8,687,490	10,777,805
Depreciation and amortization	1,438,728	1,456,736
Management and royalty fees	81,608	83,138
Pre-opening expenses	3,890,295	848,566
Transaction costs	—	4,597,738
Equity in (income) of investee companies	(1,149,060)	(948,852)
Derivative (income) expense	(3,854,000)	10,095,000
Interest expense, net of interest income	75,771	768,152
Other income, net	(1,968,197)	(649,642)
Total costs and expenses	41,972,992	59,126,505

Income (loss) from continuing operations before provision for income taxes	7,349,916	(15,221,592)

Provision for income taxes	817,288	518,927

Income (loss) from continuing operations	6,532,628	(15,740,519)

Loss from discontinued operations, net of taxes	1,492,556	6,112,956

Net income (loss)	5,040,072	(21,853,475)
Less: net income (loss) attributable to noncontrolling interest	409,913	(384,261)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	4,630,159	(21,469,214)

Other comprehensive income (loss)
Currency translation adjustment	(280,098)	61,494
Comprehensive income (loss)	$4,350,061	$(21,407,720)

Basic and diluted (loss) income per share:
Continuing operations	$0.26	$(1.09)
Discontinued operations	$(0.06)	$(0.42)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$0.19	$(1.49)

Shares used in computing basic and diluted income (loss) per share	24,940,195	14,440,389

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Noncontrolling interest	Total stockholders’ equity including noncontrolling interest
	Shares	Par value
Balance at December 31, 2012	11,631,400	$1,163	$(1,039,908)	—	$(12,092)	$(1,050,837)	$3,539,584	$2,488,747

Merger of The ONE Group into Committed Capital Acquisition Corporation	9,125,000	913	28,368,650	(1,166,346)		27,203,217		27,203,217
Payment to TOG members			(11,750,000)			(11,750,000)		(11,750,000)
Equity offering	3,131,339	313	13,251,201			13,251,514		13,251,514
Control premium	1,000,000	100	4,999,900			5,000,000		5,000,000
Issuance of stock-based compensation	59,000	6	350,540			350,546		350,546
Purchase of non-controlling interest			(3,109,392)			(3,109,392)	(2,552,608)	(5,662,000)
Member contributions							520,000	520000
Member distributions			(568,335)			(568,335)	(815,072)	(1,383,407)
Gain on foreign currency translation					61,494	61,494		61,494
Net loss				(21,469,214)		(21,469,214)	(384,261)	(21,853,475)
Balance at December 31, 2013	24,946,739	2,495	30,502,656	(22,635,560)	49,402	7,918,993	307,643	8,226,636

Adjustment to escrow shares for excess liabilities	(6,544)	(1)	1			—		—
Issuance of stock-based compensation			538,954			538,954		538,954
Purchase of noncontrolling interest			(75,000)			(75,000)		(75,000)
Member distributions						—	(977,867)	(977,867)
Loss on foreign currency translation					(280,098)	(280,098)		(280,098)
Net income				4,630,159		4,630,159	409,913	5,040,072
Balance at December 31, 2014	24,940,195	$2,494	$30,966,611	$(18,005,401)	$(230,696)	$12,733,008	$(260,311)	$12,472,697

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