Form 10-Q
period 2015-03-31
ONE Group Hospitality, Inc.
filed 2015-05-15
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of May 15, 2015:  24,940,195.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,520,794	$7,905,004
Accounts receivable, net	4,145,072	4,408,396
Inventory	943,403	1,139,305
Other current assets	3,415,364	1,937,392
Due from related parties	1,347,271	1,157,134
Total current assets	14,371,904	16,547,231

Property & equipment, net	20,797,549	18,815,625
Investments	2,797,085	2,802,443
Deferred tax assets	37,022	35,418
Other assets	752,630	793,002
Security deposits	2,354,834	2,368,422
Total assets	$41,111,024	$41,362,141

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$447,598	$85,598
Term loan, current portion	1,495,000	1,495,000
Accounts payable	1,813,113	3,433,198
Accrued expenses	2,861,728	2,004,704
Due to related parties	—	19,608
Deferred revenue	170,123	127,950
Total current liabilities	6,787,562	7,166,058

Other long-term liabilities	—	67,277
Derivative liability	6,855,000	6,241,000
Term loan	5,606,250	5,980,000
Deferred rent payable	10,605,559	9,435,109
Total liabilities	29,854,371	28,889,444

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,940,195 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	2,494	2,494
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	—	—
Additional paid-in capital	31,144,611	30,966,611
Accumulated deficit	(19,096,021)	(18,005,401)
Accumulated other comprehensive income	(359,516)	(230,696)
Total stockholders’ equity	11,691,568	12,733,008
Noncontrolling interest	(434,915)	(260,311)
Total stockholders’ equity including noncontrolling interest	11,256,653	12,472,697

Total Liabilities and Stockholders’ Equity	$41,111,024	$41,362,141

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Owned unit net revenues	$9,725,301	$8,153,892
Management and incentive fee revenue	2,051,276	2,119,028
Total revenue	11,776,577	10,272,920

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,497,215	2,145,028
Unit operating expenses	7,009,164	5,455,766
General and administrative	2,444,526	1,907,254
Depreciation and amortization	420,123	323,806
Management and royalty fees	24,754	21,082
Pre-opening expenses	1,074,713	246,348
Equity in income of investee companies	(168,970)	(114,408)
Derivative expense	614,000	48,000
Interest expense, net of interest income	(5,229)	18,923
Other (income) expense	(329,003)	101,521
Total costs and expenses	13,581,293	10,153,320

(Loss) income from continuing operations before provision for income taxes	(1,804,716)	119,600

Provision for income taxes	(610,495)	235,192

Loss from continuing operations	(1,194,221)	(115,592)

Loss from discontinued operations, net of taxes	3,138	925,174

Net loss	(1,197,359)	(1,040,766)
Less: net loss attributable to noncontrolling interest	(106,739)	(318,963)
Net loss attributable to The ONE Group Hospitality, Inc.	(1,090,620)	(721,803)

Other comprehensive income
Currency translation adjustment	(128,820)	20,532
Comprehensive loss	$(1,219,440)	$(701,271)

Basic and diluted (loss) income per share:

Continuing operations	$(0.04)	0.00
Discontinued operations	0.00	(0.03)
Net loss attributable to The ONE Group Hospitality, Inc.	$(0.04)	$(0.03)

Shares used in computing basic and diluted (loss) income per share	24,940,195	24,946,668

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2014	24,940,195	$2,494	$30,966,611	$(18,005,401)	$(230,696)	$12,733,008	$(260,311)	$12,472,697

Adjustment to escrow shares for excess liabilities						—		$—

Issuance of stock-based compensation			178,000			178,000		$178,000

Member distributions						—	(67,865)	$(67,865)

Gain on foreign currency translation, net					(128,820)	(128,820)		$(128,820)

Net income (loss)				(1,090,620)		(1,090,620)	(106,739)	$(1,197,359)

Balance at March 31, 2015	24,940,195	2,494	31,144,611	(19,096,021)	(359,516)	11,691,568	(434,915)	11,256,653

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014

Operating activities:
Net loss	$(1,197,359)	$(1,040,766)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	420,123	376,319
Deferred rent payable	1,170,450	113,371
Deferred taxes	(1,604)	140,333
Loss on equity method investments	(168,970)	(114,408)
Derivative expense	614,000	48,000
Stock-based compensation	178,000	72,191
Changes in operating assets and liabilities:
Accounts receivable	263,324	(515,411)
Inventory	195,902	170,016
Prepaid expenses and other current assets	(1,477,974)	(57,903)
Security deposits	13,588	102,577
Other assets	40,372	(111,324)
Accounts payable	(1,620,085)	(511,385)
Accrued expenses	864,853	414,122
Deferred revenue	(25,104)	48,603
Net cash used in operating activities	(730,484)	(865,665)

Investing activities:
Purchase of property and equipment	(2,402,045)	(1,678,761)
Investment	174,328	70,796
Due from related parties	(209,745)	(75,255)
Net cash used in investing activities	(2,437,462)	(1,683,220)

Financing activities:
Cash overdraft	362,000	152,620
Proceeds from line of credit	—	1,900,278
Repayment of line of credit	(373,750)	(1,863,175)
Repayment of notes payable	—	(5,000)
Distributions to members	(67,865)	(97,658)
Net cash provided by financing activities	(79,615)	87,065

Effect of exchange rate changes on cash	(136,649)	20,421

Net (decrease) increase in cash	(3,384,210)	(2,441,399)
Cash and cash equivalents, beginning of period	7,905,004	11,681,086

Cash and cash equivalents, end of period	$4,520,794	$9,239,687

Supplemental disclosure of cash flow data:
Interest paid	$68,088	$50,985
Income taxes paid	$447,904	$133,717

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Merger:
On October 16, 2013, The ONE Group Hospitality, Inc. (the "Company") closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among The ONE Group Hospitality, Inc., formerly known as Committed Capital Acquisition Corporation, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of The ONE Group Hospitality, Inc. (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group Representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of The ONE Group Hospitality, Inc. through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of The ONE Group Hospitality, Inc. that constituted a majority of the outstanding shares of The ONE Group Hospitality, Inc.

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

Fair value measurements
The carrying amount of the Company’s accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the short term nature of the financial instruments.

Nature of business:

The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. As of March 31, 2015, the Company owned and operated nine (9) and managed eight (8) restaurants and lounges, including eight (8) STKs throughout the United States and one (1) in England. Eight (8) of our locations are operated under our five (5) food and beverage hospitality management agreements, in which we provide comprehensive food and beverage services for our hospitality clients.

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2014 included in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2015.

Note 3 – Recent accounting pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

Note 4 - Inventory:
Inventory consisted of the following:

	At March 31, 2015	At December 31, 2014

Food	$189,530	$134,355
Beverages	753,873	1,004,950
Totals	$943,403	$1,139,305

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At March 31, 2015	At December 31, 2014

Furniture, fixtures and equipment	$6,909,888	$7,336,956
Leasehold improvements	23,311,449	20,719,230
Less accumulated depreciation and amortization	13,525,326	13,833,271
	16,696,011	14,222,915
Construction in progress	3,369,242	3,871,670
Restaurant supplies	732,296	721,040
Total	$20,797,549	$18,815,625

Depreciation and amortization related to property and equipment included in continuing operations amounted to $420,123 and $315,448 in the three months ended March 31, 2015 and 2014, respectively.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At March 31, 2015	At December 31, 2014

Sales tax payable	$615,951	$168,172
Payroll and related	1,082,208	435,259
Utilities	331,536	—
Rent	39,970	—
Income taxes payable	—	494,152
Due to hotels	200,000	200,000
Legal	—	86,182
Other	592,063	620,939
Totals	$2,861,728	$2,004,704

Note 7 - Notes payable:

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that will accrue at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at March 31, 2015 and December 31, 2014 was $7,101,250 and $7,475,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement as of March 31, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants in 2015.

Interest expense recognized related to these agreements amounted to $68,088 and $49,436 for the three months ended March 31, 2015 and 2014, respectively. Capitalized interest amounted to $68,088 and $0 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding and are included in security deposits.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At March 31, 2015 and December 31, 2014, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At March 31, 2015 and December 31, 2014, the Company held the following investments:

	At March 31, 2015	At December 31, 2014

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$261,670	$357,896
Bagatelle Little West 12 th , LLC ( "Bagatelle NY")	2,003,277	1,938,252
Bagatelle La Cienega, LLC ("Bagatelle LA")	—	—
One 29 Park, LLC	532,138	506,295
Totals	$2,797,085	$2,802,443

	At March 31, 2015	At March 31, 2014

Equity in income of investee companies	$168,970	$(114,408)

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of March 31, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of March 31, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of March 31, 2015 and December 31, 2014. The Company holds a 10% direct ownership over One29 Park as of March 31, 2015 and December 31, 2014. The Company accounts for its investment in One29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the quarter and year ended March 31, 2015 and December 31, 2014, respectively, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Related party transactions:
Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. Included in other assets are noninterest bearing cash advances made to related parties that are not expected to be repaid within the next twelve months. As of March 31, 2015 and December 31, 2014, these advances aggregated to a total of $1,347,271 and $1,157,134, respectively.

The Company incurred approximately $94,000and 123,000 for the three months ended March 31, 2015 and 2014, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders.

The Company incurred approximately $45,000 and $118,000 for the three months ended March 31, 2015 and 2014, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 is a balance due to this entity of approximately $36,000 and $70,000, respectively.

The Company incurred approximately $1,484,000 and $662,000 for the three months ended March 31, 2015 and 2014, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in accounts payable at March 31, 2015 and December 31, 2014 is a balance due to this entity of $11,000 and $11,000, respectively.

Note 10 – Derivative liability:
On October 16, 2013, the Merger provided for up to an additional $14,100,000 of payments to the former holders of ONE Group membership interests (the "TOG Members") and to a liquidating trust (the "Liquidating Trust") established for the benefit of the TOG Members and the holders of warrants to acquire membership interests of ONE Group (the "TOG Warrant Owners") based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make any payments on a monthly basis. Additionally, certain ONE Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that are unexercised will expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Company estimates the fair value of the derivative liability using the Monte Carlo method, which is comprised of the $14,100,000 in payments and the $900,000 in contingent sign-on bonus for a total of $15,000,000. The fair value of the derivative liability was initially measured on October 16, 2013 and is re-measured at the end of every reporting period with the change in value over the period reported in the statements of operations and comprehensive income (loss) as a derivative income. In applying the Monte Carlo method, the Company uses the following key inputs and assumptions; the stock price on the valuation date, the exercise price of the warrants of $5.00, the trigger price of $6.25, the expected volatility which is based on an analysis of comparable companies historical stock price volatilities for a period comparable to the term of the warrants, the expected months until effective registration statement, the term based on the period from the valuation date until the two-year period following the expected date of the effective registration, the risk-free rate based on the rate of US treasury securities with the same term and the discount rate based on the aggregate of the expected short-term margin and the risk-free rate.

The following tables summarize the components of derivative liabilities:

	March 31, 2015	December 31, 2014

Fair value of derivative liability (3)	$6,855,000	$6,241,000

Significant assumptions (or ranges):
Trading market values (1)	$5.00	$4.85
Term (years) (2)	10 months, 28 days	1 year, 58 days
Expected volatility (1)	29.5%	26.8%
Risk-free rate (2)	0.24%	0.32%
Discount rate (3)	1.10%	1.18%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	0

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $614,000 of expense on the adjustment of the derivative liability balance for the three months ended March 31, 2015.

Note 11 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to March 31, 2015 and thereafter are as follows:

Year Ending December 31,	Expense	Income	Net Amount
2015	$5,012,472	$(933,409)	$4,079,063
2016	7,313,292	(1,279,269)	6,034,023
2017	7,086,209	(1,059,545)	6,026,664
2018	7,209,596	(1,079,640)	6,129,956
2019	7,372,206	(1,116,229)	6,255,977
Thereafter	89,522,104	(3,084,946)	86,437,158
Total	$123,515,879	$(8,553,038)	$114,962,841

Rent expense (including percentage rent of $79,718 and $108,078 for the three months ended March 31, 2015 and 2014, respectively), included in continued operations, amounted to $851,519 and $966,656 for the three months ended March 31, 2015 and 2014, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $183,081 and $194,893 for the three months ended March 31, 2015 and 2014, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Management fees amounted to $20,629 and $21,082 for the three months ended March 31, 2015 and 2014, respectively. Included in accounts payable at March 31, 2015 and December 31, 2014 are amounts due for management fees of $6,219 and $8,180, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,321,430 and $1,240,408 for the three months ended March 31, 2015 and 2014, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $112,853 and $117,324 for the three months ended March 31, 2015 and 2014, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $172,612 and $185,983 for the three months ended March 31, 2015 and 2014, respectively. Included in accounts receivable and other assets at March 31, 2015 and December 31, 2014 are amounts due for management fees and reimbursable expenses of $202,635 and $377,320, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $267,515 and $307,017 for the three months ended March 31, 2015 and 2014, respectively. Included in accounts receivable at March 31, 2015 and December 31, 2014 are amounts due for management fees of $302,865 and $200,124, respectively.

Note 12 - Discontinued operations:
Management decided to cease operations for the following entities in 2014: Miami Services and Tenjune.

On May 1, 2014 the Company entered into a settlement agreement and mutual general release with the landlord of the Bagatelle in Las Vegas, which closed in 2014. In connection with this release, the Company agreed to make certain payments to the landlord and on May 22, 2014 made a payment for the remaining balance on an operating lease for certain equipment that was at the location.

On May 30, 2014 the Company entered into a termination, mutual release and settlement agreement with a third party in Las Vegas (“Owners”) for the management agreement for the Heraea property and the lease agreement for the Xi Shi property in Las Vegas. In connection with this release, the Company agreed to make certain payments to the Owners.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Cash and cash equivalents	$1,332	$1,312
Accounts receivable	—	2,415
Inventory	—	15,609
Prepaid expenses and other current assets	47,556	48,340
Due from related parties	811,403	814,227
Assets of discontinued operations - current	860,291	881,903
Property and equipment, net	169,175	169,175
Security deposits	75,000	75,000
Assets of discontinued operations - long term	244,175	244,175
Accounts payable and accrued liabilities	534,323	551,266
Due to related parties	3,653,969	3,654,552
Liabilities of discontinued operations - current	4,188,292	4,205,818
Deferred rent payable	—	—
Net assets	$(3,083,826)	$(3,079,740)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Revenue	$—	$102,330
Costs and Expenses	3,138	1,027,504
Net income loss from discontinued operations	$(3,138)	$(925,174)

Note 13 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2015 and December 31, 2014, there were 24,940,195, outstanding shares of Common Stock and no outstanding shares of preferred stock.

Note 15 - Stock-based compensation:
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

As of March 31, 2015, all 2,024,078 shares granted were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2015 and 2014, the Company recognized $178,000 and $72,191 of non-cash stock-based compensation expense, respectively, in general and administrative expense in the consolidated statements of operations.

As of March 31, 2015, there was approximately $4,950,527 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Three months ended March 31, 2015
Expected life (in years)	6.5
Risk-free interest rate	1.50%
Volatility	37%
Dividend yield	0%

A summary of the status of stock option awards and changes during the three months ended March 31, 2015 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2013	766,578	$5.00
2014 grants	1,280,000	$5.07
Exercised	—	—
Cancelled, expired, or forfeited	22,500	—
Outstanding at December 31, 2014 and March 31, 2015	2,024,078	$5.04	8.99	$—
Exercisable at March 31, 2015	422,700	$5.07	8.99	$—

The weighted-average grant-date fair value of option awards granted, vested and non-vested during the three months ended March 31, 2015 was $1.88.

Note 16 - Segment reporting:
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

	Three Months Ended March 31,
	2015	2014
Revenues:
STKs	$8,535,358	$7,449,049
F&B	2,051,276	2,119,028
Other	1,189,943	704,843

	$11,776,577	$10,272,920

Segment Profits (loss):
STKs	$325,318	$386,397
F&B	2,051,276	2,119,028
Other	(106,396)	138,795

Total segment profit	2,270,198	2,644,220

General and administrative	2,444,526	1,907,254
Depreciation and amortization	420,123	323,806
Interest expense, net of interest income	(5,229)	18,923
Other	1,215,494	274,637

Income (loss) from continuing operations before provision for income taxes	$(1,804,716)	$119,600

	March 31, 2015	December 31, 2014

Property & equipment, net:
STKs	$18,814,417	$17,456,993
F&B	885,056	229,771
Other	1,098,076	1,128,861
Total	20,797,549	18,815,625

Note 17
- Geographic information:

The following table contains certain financial information by geographic location for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
United States:
Revenues - owned units	$9,725,302	$8,153,892
Management, incentive and royalty fee revenue	1,918,964	1,658,578

Foreign:
Revenues - owned units	$—	$—
Management and development fee revenue	132,312	460,450

The following table contains certain financial information by geographic location at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
United States:
Net assets	$9,694,771	$6,290,470

Foreign:
Net assets	$1,561,882	$890,464

Note 18 - Subsequent events:

On May 8, 2015 the Company's common stock began trading on the NASDAQ Capital Market under the symbol "STKS".

On May 11, 2015 the Company opened its second European STK location at the new ME Milan Il Duca hotel in Milan, Italy. The Company will also operate the food and beverage services at the hotel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2014, filed on April 1, 2015, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

We are a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of March 31, 2015, we owned and operated nine (9) and managed eight (8) restaurants and lounges throughout the United States and in England. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate seven (7) owned and two (2) managed STK restaurants in major metropolitan cities globally, our STK in Miami re-opened on March 13, 2015 and we opened an STK in Milan, Italy on May 11, 2015. We have additional STK restaurants expected to open in Chicago and Orlando in 2015. On October 1, 2014 we commenced food and beverage operations and pool side restaurant and hospitality services at the W Hotel in Los Angeles, California. We expect to open an STK restaurant and assume the remaining operations and services at the W Hotel in 2015. We also expect to open STK Rebel restaurants in Miami and Denver in 2015. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at March 31, 2015 were $11.5 million, $126 and 40%, respectively.

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

Net loss for the three months ended March 31, 2015 and 2014 was $1.2 million and $1.0 million, respectively, and included a loss from discontinued operations of $3,138 and $925,174 for the three months ended March 31, 2015 and 2014, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014. In addition, the three months ended March 31, 2015 and 2014 included non-cash derivative expense of $614,000 and $48,000, respectively, from an adjustment of our derivative liability balance.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. The Company completed its initial estimates of losses and filed a claim with its insurance carrier of approximately $1.5 million, which includes claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption. The Company continues to evaluate its estimates of damages and in the future may make adjustments to the claim. For the three months ended March 31, 2015 we have recorded in other income a $200,000 gain based on an initial estimate of insurance recoveries and have recorded an initial estimate of $575,000 of reimbursements that were netted against preopening expenses.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations.  We expect to grow same store sales by approximately 2% to 3% annually as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of six units for the three months ended March 31, 2015 as compared to five units for the three month period ended March 31, 2014, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue . Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of March 31, 2015, beverage sales comprised 40% of STK and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 60%. This indicator assists management in understanding the trends in gross margins of the units.

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

Provision for income taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") ASC 740 “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three months ended March 31,
	2015	2014

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,090,620)	$(721,803)
Net income (loss) attributable to noncontrolling interest	(106,739)	(318,963)
Net income (loss)	(1,197,359)	(1,040,766)
Interest expense, net of interest income	(5,229)	18,923
Provision for income taxes	(610,495)	235,192
Depreciation and amortization	420,123	323,806

EBITDA	(1,392,960)	(462,845)

Deferred rent (1)	211,574	108,883
Pre-opening expenses	1,074,713	246,348
(Income) loss from discontinued operations	3,138	925,174
Derivative expense (income)	614,000	48,000
Stock based compensation	178,000	72,191

Adjusted EBITDA	688,465	937,751
Adjusted EBITDA attributable to noncontrolling interest	(73,254)	(72,843)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$761,719	$1,010,594

(1)	Deferred rent is included in unit operating expenses on the statement of income.

Adjusted Net (Loss) income . We define Adjusted Net (loss) income as Net (loss) income before discontinued operations, non-recurring gains, derivative expense, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net (loss) income has been presented in this Report and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net (loss) income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net (loss) income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net loss income to Adjusted Net (loss) income for the periods indicated:

	Three months ended March 31,
	2015	2014

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,090,620)	$(721,803)
Net (loss) income attributable to noncontrolling interest	(106,739)	(318,963)

Net (loss) income	(1,197,359)	(1,040,766)
Loss from discontinued operations, net of taxes	3,138	925,174
Derivative expense	614,000	48,000
Stock based compensation	178,000	72,191

Adjusted Net (loss) income	(402,221)	4,599
Adjusted Net (loss) income attributable to noncontrolling interest	(106,739)	(177,321)
Adjusted Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(295,482)	$181,920

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three months ended March 31,
	2015	2014

Revenues:
Owned unit net revenues	$9,725,301	$8,153,892
Management and incentive fee revenue (1)	2,051,276	2,119,028
Total revenue	11,776,577	10,272,920

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,497,215	2,145,028
Unit operating expenses	7,009,164	5,455,766
General and administrative	2,444,526	1,907,254
Depreciation and amortization	420,123	323,806
Management and royalty fees	24,754	21,082
Pre-opening expenses	1,074,713	246,348
Transaction Costs	—	—
Equity in income of investee companies	(168,970)	(114,408)
Derivative income (expense)	614,000	48,000
Interest expense, net of interest income	(5,229)	18,923
Other (loss) income	(329,003)	101,521

Total cost and expenses	13,581,293	10,153,320

Loss (income) from continuing operations before provision for income taxes	(1,804,716)	119,600

Provision for income taxes	(610,495)	235,192

Loss from continuing operations	(1,194,221)	(115,592)

Loss from discontinued operations, net of taxes	3,138	925,174

Net Loss	(1,197,359)	(1,040,766)
Less: net loss attributable to noncontrolling interest	(106,739)	(318,963)

Net loss attributable to The ONE Group Hospitality, Inc.	(1,090,620)	(721,803)

Other comprehensive income
Currency translation adjustment	(128,820)	20,532

Comprehensive loss	$(1,219,440)	$(701,271)

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $20,319,194 and $20,823,490 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2015	2014

Revenues:
Owned unit net revenues	82.6%	79.4%
Management and incentive fee revenue	17.4%	20.6%
Total revenue	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.7%	26.3%
Unit operating expenses (1)	72.1%	66.9%
General and administrative	20.8%	18.6%
Depreciation and amortization	3.6%	3.2%
Management and royalty fees	0.2%	0.2%
Pre-opening expenses	9.1%	2.4%
Equity in (income) loss of investee companies	(1.4)%	(1.1)%
Derivative income (expense)	5.2%	0.5%
Interest expense, net of interest income	—%	0.2%
Other income	(2.8)%	1.0%

Total cost and expenses	115.3%	98.8%

Loss (income) from continuing operations before provision for income taxes	(15.3)%	1.2%

Provision for income taxes	(5.2)%	2.3%

Loss from continuing operations	(10.1)%	(1.1)%

(Income) loss from discontinued operations, net of taxes	—%	9.0%

Net loss	(10.2)%	(10.1)%
Less: net loss attributable to noncontrolling interest	(0.9)%	(3.1)%

Net loss attributable to The ONE Group Hospitality, Inc.	(9.3)%	(7.0)%

Other comprehensive income
Currency translation adjustment	(1.1)%	0.2%

Comprehensive income loss	(10.4)%	(6.8)%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$8,535,358		$1,189,943	$9,725,301
Management and incentive fee revenue		$2,051,276		2,051,276
Total revenue	8,535,358	2,051,276	1,189,943	11,776,577

Cost and expenses:
Owned operating expenses:
Food and beverage costs	2,216,347		280,868	2,497,215
Unit operating expenses	5,993,693		1,015,471	7,009,164
Total cost and expenses	8,210,040	—	1,296,339	9,506,379

Income (loss) from restaurant and hospitality operations	$325,318	$2,051,276	$(106,396)	2,270,198

General and administrative				2,444,526
Depreciation and amortization				420,123
Management and royalty fees				24,754
Pre-opening expenses				1,074,713
Equity in income (loss) of subsidiaries				(168,970)
Derivative expense				614,000
Interest expense, net of interest income				(5,229)
Other (income) expense				(329,003)
Total cost and expenses				4,074,914

Income (loss) from continuing operations before provision for income taxes				$(1,804,716)

	Three months ended March 31, 2014
	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$7,449,049		$704,843	$8,153,892
Management and incentive fee revenue		$2,119,028		2,119,028
Total revenue	7,449,049	2,119,028	704,843	10,272,920

Cost and expenses:
Owned operating expenses:
Food and beverage costs	1,998,585		146,443	2,145,028
Unit operating expenses	5,121,277		334,490	5,455,766
Total cost and expenses	7,119,862	—	480,933	7,600,794

Income from restaurant and hospitality operations	$329,187	$2,119,028	$223,910	2,672,126

General and administrative				1,907,254
Depreciation and amortization				323,806
Management and royalty fees				21,082
Pre-opening expenses				246,348
Equity in income (loss) of subsidiaries				(114,408)
Derivative income				48,000
Interest expense, net of interest income				18,923
Other (income) expense				101,521
Total cost and expenses				2,552,526

Income from continuing operations before provision for income taxes				$119,600

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $1.1 million, or 14.6%, from $7.4 million for the three months ended March 31, 2014 to $8.5 million for the three months ended March 31, 2015. This increase was primarily due to the opening of our STK in Washington, D.C. and the reopening of our STK in Miami, and was partially offset by a decrease in same store sales. Comparable owned STK unit sales decreased $278,000, or 3.7% from $7.4 million for the three months ended March 31, 2014 to $7.2 million for the three months ended March 31, 2015. The decrease related to the STKs in New York City and was attributed to the harsh weather conditions that existed throughout most of the first quarter of 2015.

Owned unit net revenues in our Other segment increased $485,000, or 68.8%, from $705,000 for the three months ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015. This increase was primarily due to the commencement of our food and beverage services at the W Hotel Westwood in Los Angeles, California.

Management and incentive fee revenue. Management and incentive fee revenues decreased $68,000, or 3.2%, from $2.1 million during the three months ended March 31, 2014 to $2.1 million for the three months ended March 31, 2015. The decrease was primarily due to a decline in revenues from our UK operations which included a significant decline in exchange rates compared to the same period in 2014. This was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas. For the three months ended March 31, 2015 and March 31, 2014, there is no accrual for incentive fee income.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended March 31, 2015, comparable unit sales of owned or managed STK decreased 3.5% as compared to the three months ended March 31, 2014.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $218,000, or 10.9%, from $2.0 million or 26.8% of owned unit net revenues for the three months ended March 31, 2014 to $2.2 million or 26.0% of owned unit net revenues for the three months ended March 31, 2015. The increase in food and beverage costs related primarily to the STKs in Washington, D.C. and Miami, which were not open in the first quarter of 2014, and were partially offset by management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 61% and 58% for the three months ended March 31, 2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $134,000, or 91.8%, from $146,000 or 20.8% of other owned unit net revenues for the three months ended March 31, 2014 to $281,000 or 23.6% of owned unit net revenues for the three months ended March 31, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $872,000, or 17.0%, from $5.1 million or 68.8% of owned unit net revenues for the three months ended March 31, 2014 to $6.0 million or 70.2% of owned unit net revenues for the three months ended March 31, 2015. The increase in operating expenses was primarily due to the new STK unit opening in Washington, DC in April 2014. Unit operating costs in our Other segment increased $681,000, or 203.6%, from $334,000 at March 31, 2014 to $1.0 million at March 31, 2015. The increase was primarily due to the commencement of our food and beverage services at the W Hotel Westwood in Los Angeles, California.

General and administrative. General and administrative costs increased $537,000 to $2.4 million, or 28.2%, during the three months ended March 31, 2015 from $1.9 million for the three months ended March 31, 2014. General and administrative costs as a percentage of total revenues increased from 18.6% for the three months ended March 31, 2014 to 20.8% for the three months ended March 31, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally.

Depreciation and amortization. Depreciation and amortization expense increased $96,000, or 29.7%, from $324,000 in the three months ended March 31, 2014 to $420,000 for the three months ended March 31, 2015.

Management and royalty fees. Management and royalty income increased to $25,000 for the three months ended March 31, 2014 from $21,000 in fees for the three months ended March 31, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $828,000, or 336.3%, from $246,000 or 2.4% of total revenues for the three months ended March 31, 2014 to $1.1 million or 9.1% of total revenues for the three months ended March 31, 2015. The increase is related to preopening costs associated with the reopening of STK Miami in March 2015 as well as the STKs scheduled to open in Orlando and Chicago later in 2015, which include deferred rent expense of approximately $570,000 this was partially offset by an initial estimate of reimbursable expenses under our business interruption policy of $575,000 related to water damage at STK Miami recorded during the three months ended March 31, 2015.

Equity in income of investee companies. Equity in income of investee companies increased by $55,000 from $114,000 for the three months ended March 31, 2014, to $169,000 for the three months ended March 31, 2015 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative expense was $614,000 for the three months ended March 31, 2015, compared to income of $48,000 for the three months ended March 31, 2014. Derivative expense represents the increase in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest income, net of interest expense. Interest income, net of interest expense was $5,000 for the three months ended March 31, 2015, compared to interest expense, net interest income of $19,000 for the three months ended March 31, 2014.

Other (income) expense. Other (income) expense decreased by $431,000 from $102,000 of other expense, or 1.0% of total revenues for the three months ended March 31, 2014, to $329,000 of other income, or 2.8% of total revenues, for the three months ended March 31, 2015. During the three months ended March 31, 2015 we recorded an initial estimate of business interruption income of $200,000 related to water damage at STK Miami incurred in December 2014.

Provision for income taxes. Income tax expense decreased by $848,000 to a $610,000 tax benefit during the three months ended March 31, 2014 from a $235,000 tax expense during the three months ended March 31, 2015. The deferred tax asset and corresponding valuation allowance increased for the first quarter of 2015. The deferred tax asset increased as a result of current deferred timing items and our acquisition of the remaining portion of one of our partnership interests. The valuation allowance increased accordingly given the uncertainty of realizing these deferred tax assets in the foreseeable future.

Loss from discontinued operations . During the three months ended March 31, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the three months ended March 31, 2015. Loss from discontinued operations decreased by $922,000 to $3,000 during the three months ended March 31, 2015 from $925,000 during the three months ended March 31, 2014.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $212,000, or 66.5%, to $107,000 for the three months ended March 31, 2015 from $319,000 during the three months ended March 31, 2014.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of March 31, 2015, we had cash and cash equivalents of approximately $4.5 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(730)	$(866)
Investing activities	(2,437)	(1,683)
Financing activities	(80)	87
Effect of exchange rate changes on cash	(137)	20
Net (decrease) increase in cash and cash equivalents	$(3,384)	$(2,442)

Operating Activities

For the three months ended March 31, 2015, cash flows used in operating activities were $730,000, consisting of net loss of $1.2 million, which included a loss from discontinued operations of $3,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $2.2 million, including a non-cash derivative expense of $614,000, and a non-cash stock-based compensation of $178,000. Net cash outflow of operating assets and liabilities totaled $1.7 million and included decreases in accounts receivable of $263,000, in inventory of $196,000 and in accounts payable and accrued expenses of $755,000, and increases in prepaid expenses of $1.5 million and in other assets of $40,000.

For the three months ended March 31, 2014, cash flows used in operating activities were $866,000, consisting of net loss of $1.0 million, which included loss from discontinued operations of $925,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $636,000, including a non-cash derivative expense of $48,000 and non-cash stock-based compensation of $72,000. Net cash outflow of operating assets and liabilities totaled $460,000 and included increases in accounts receivable of $515,000, decreases in inventory of $170,000, increases in prepaid expenses of $58,000, increases in other assets of $111,000 and a decrease of $97,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $2.4 million, consisting primarily of purchases of property and equipment of $2.4 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and an increase in due from related parties of $210,000 and a decrease in investments in subsidiaries of $174,000.

Net cash used in investing activities for the three months ended March 31, 2014 was $1.7 million, consisting primarily of purchases of property and equipment of $1.7 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $80,000, consisting of principal payments made on our term loan of $374,000 and distributions to non-controlling interest members of $68,000. This was partially offset by an increase in cash overdrafts of $362,000.

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

Term Loan Agreement

On December 17, 2014, ONE Group and its affiliates (the “Borrowers”) entered into a term loan agreement with BankUnited, N.A. (the “Term Loan Agreement”) to terminate its existing revolving credit facility (the “2011 Credit Facility”) and refinance the aggregate outstanding principal amount of the existing loans, which had a maturity date of October 31, 2015. In connection therewith, subject to certain terms and conditions, BankUnited, N.A. agreed to make a single term loan (the “Term Loan”) to the Borrowers in the principal amount of approximately $7.5 million, with a maturity date of December 1, 2019, a portion of which was used to pay the outstanding indebtedness under the 2011 Credit Facility. Our obligations under the Term Loan Agreement are secured by substantially all of our assets.

As of December 31, 2014, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

The Term Loan is being repaid in sixty (60) consecutive equal monthly installments which commenced on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

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

As of March 31, 2015, amounts borrowed under the Term Loan were approximately $7.1 million.

We believe that net cash provided by anticipated operating activities, net proceeds received by us in connection with the Merger and existing available borrowings under our Term Loan Agreement will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Three Months Ended March 31, 2015 and 2014; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer