Form 10-Q
period 2015-06-30
ONE Group Hospitality, Inc.
filed 2015-08-14
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of August 14, 2015:  24,972,515.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,848,277	$7,905,004
Accounts receivable, net	5,156,139	4,408,396
Inventory	1,069,141	1,139,305
Other current assets	2,827,355	1,937,392
Due from related parties	1,481,089	1,157,134
Total current assets	13,382,001	16,547,231

Property and equipment, net	22,838,966	18,815,625
Investments	3,004,543	2,802,443
Deferred tax assets	7,364,982	35,418
Other assets	680,619	793,002
Security deposits	2,355,835	2,368,422
Total assets	$49,626,946	$41,362,141

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$236,716	$85,598
Current portion of long term debt	1,728,333	1,495,000
Accounts payable	2,462,662	3,433,198
Accrued expenses	4,384,487	2,004,704
Due to related parties	—	19,608
Deferred revenue	224,674	127,950
Total current liabilities	9,036,872	7,166,058

Other long-term liabilities	—	67,277
Derivative liability	3,463,000	6,241,000
Long term debt, net of current portion	6,101,715	5,980,000
Deferred rent payable	11,147,032	9,435,109
Total liabilities	29,748,619	28,889,444

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,972,515 and 24,940,195 shares issued and outstanding at June 30, 2015 (unaudited) and December 31, 2014, respectively	2,497	2,494
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 (unaudited) and December 31, 2014, respectively	—	—
Additional paid-in capital	31,471,008	30,966,611
Accumulated deficit	(10,705,854)	(18,005,401)
Accumulated other comprehensive income	(461,539)	(230,696)
Total stockholders’ equity	20,306,112	12,733,008
Noncontrolling interest	(427,785)	(260,311)
Total stockholders’ equity including noncontrolling interest	19,878,327	12,472,697

Total Liabilities and Stockholders’ Equity	$49,626,946	$41,362,141

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	$12,778,925	$10,124,208	$22,504,226	$18,278,100
Management and incentive fee revenue	2,121,977	2,143,132	4,173,253	4,262,160
Total revenue	14,900,902	12,267,340	26,677,479	22,540,260

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,238,175	2,525,549	5,735,390	4,670,577
Unit operating expenses	8,081,687	5,960,161	15,090,851	11,415,927
General and administrative	2,592,464	2,194,628	5,036,990	4,101,882
Depreciation and amortization	569,637	348,848	989,760	672,654
Management and royalty fees	21,895	74,456	46,649	95,538
Pre-opening expenses	1,690,308	586,825	2,765,021	833,173
Transaction costs	100,334	—	100,334	—
Equity in income of investee companies	(354,261)	(205,928)	(523,231)	(320,336)
Derivative income	(3,392,000)	(2,832,711)	(2,778,000)	(2,784,711)
Interest expense, net of interest income	39	39,564	(5,190)	58,487
Other (income) expense	(275,621)	(30,891)	(604,624)	70,630
Total costs and expenses	12,272,657	8,660,501	25,853,950	18,813,821

Income from continuing operations before provision for income taxes	2,628,245	3,606,839	823,529	3,726,439

Provision (benefit) for income taxes	(5,931,436)	115,490	(6,541,931)	350,682

Income from continuing operations	8,559,681	3,491,349	7,365,460	3,375,757

Loss from discontinued operations, net of taxes	(35,434)	(346,252)	(38,572)	(1,271,426)

Net income	8,524,247	3,145,097	7,326,888	2,104,331
Less: net income (loss) attributable to noncontrolling interest	134,080	131,899	27,341	(187,064)
Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395

Amounts attributable to The ONE Group Hospitality, Inc.: :
Income from continuing operations	$8,425,601	$3,350,032	$7,338,119	$3,493,079
Loss from discontinued operations, net of taxes	(35,434)	(336,834)	(38,572)	(1,201,684)
Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395

Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395
Other comprehensive income (loss)
Currency translation adjustment	(102,023)	23,690	(230,843)	44,222

Comprehensive income	$8,288,144	$3,036,888	$7,068,704	$2,335,617

Basic and diluted income per share:

Continuing operations	$0.34	$0.13	$0.29	$0.14
Discontinued operations	$—	$(0.01)	$—	$(0.05)
Net income per share attributable to The ONE Group Hospitality, Inc.	$0.34	$0.12	$0.29	$0.09

Shares used in computing basic income per share	24,955,467	24,940,195	24,947,873	24,943,394
Shares used in computing diluted income per share	24,955,467	24,972,150	24,947,873	25,029,957

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2014	24,940,195	$2,494	$30,966,611	$(18,005,401)	$(230,696)	$12,733,008	$(260,311)	$12,472,697

Stock based compensation expense	32,320	3	504,397			504,400		$504,400

Member distributions						—	(194,815)	$(194,815)

Loss on foreign currency translation, net					(230,843)	(230,843)		$(230,843)

Net income				7,299,547		7,299,547	27,341	$7,326,888

Balance at June 30, 2015	24,972,515	2,497	31,471,008	(10,705,854)	(461,539)	20,306,112	(427,785)	19,878,327

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014

Operating activities:
Net income	$7,326,888	$2,104,331
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989,760	758,526
Deferred rent payable	1,711,923	187,472
Deferred taxes	(7,329,564)	140,333
Equity in income of investee companies	(523,231)	(320,336)
Derivative income	(2,778,000)	(2,784,711)
Stock-based compensation	504,400	167,368
Changes in operating assets and liabilities:
Accounts receivable	(747,743)	(449,750)
Inventory	70,164	12,501
Prepaid expenses and other current assets	(889,963)	139,151
Security deposits	12,587	109,465
Other assets	112,381	(923,884)
Accounts payable	(970,536)	(605,824)
Accrued expenses	2,379,783	(1,509,169)
Deferred revenue	29,447	51,993
Net cash used in operating activities	(101,704)	(2,922,534)

Investing activities:
Purchase of property and equipment	(5,013,099)	(2,752,083)
Distributions from equity investees	321,131	358,855
Due from related parties	(343,563)	177,701
Net cash used in investing activities	(5,035,531)	(2,215,527)

Financing activities:
Cash overdraft	151,118	309,954
Proceeds from term loan	600,000	4,027,460
Proceeds from equipment financing agreement	502,548	—
Repayment of term loan	(747,500)	(3,350,476)
Repayment of notes payable	—	(10,000)
Distributions to members	(194,815)	(444,304)
Net cash provided by financing activities	311,351	532,634

Effect of exchange rate changes on cash	(230,843)	43,693

Net decrease in cash	(5,056,727)	(4,561,734)
Cash and cash equivalents, beginning of period	7,905,004	11,681,086

Cash and cash equivalents, end of period	$2,848,277	$7,119,352

Supplemental disclosure of cash flow data:
Interest paid	$89,203	$107,806
Income taxes paid	$301,165	$278,910

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and basis of presentation:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One TCI Ltd. (“One TCI”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKOUT Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC (“One Atlantic City”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood"), STK Denver, LLC ("STK Denver"), STK Rebel Austin, LLC ("STK Rebel Austin"), STK Dallas, LLC ("STK Dallas") and STK Rebel San Diego, LLC ("STK Rebel San Diego"). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share
Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

Fair value measurements

The carrying amount of the Company’s accounts receivable, accounts payable and accrued expenses approximate fair value because of the short term nature of the financial instruments. The carrying value of the long term debt approximates fair value since the terms of the loan have been recently negotiated.

Nature of business:
The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. We opened our first restaurant in January 2004 in New York City and as of August 14, 2015, we owned and operated (under lease agreements) 11 and managed (under management agreements) 15 restaurants and lounges globally, including 9 STKs in major metropolitan cities in the United States and Europe (of which 6 are owned and 3 managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2014 included in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2015.

Note 3 – Recent accounting pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 prior to the effective date.

Note 4 - Inventory:

Inventory consisted of the following:

	At June 30, 2015	At December 31, 2014

Food	$216,636	$134,355
Beverages	852,505	1,004,950
Totals	$1,069,141	$1,139,305

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At June 30, 2015	At December 31, 2014

Furniture, fixtures and equipment	$7,986,196	$7,336,956
Leasehold improvements	24,007,140	20,719,230
Less accumulated depreciation and amortization	13,193,264	13,833,271
	18,800,072	14,222,915
Construction in progress	3,119,493	3,871,670
Restaurant supplies	919,401	721,040
Total	$22,838,966	$18,815,625

Depreciation and amortization related to property and equipment included in continuing operations amounted to $569,637 and $348,848 in the three months ended June 30, 2015 and 2014, respectively, and $989,760 and $672,654 in the six months ended June 30, 2015 and 2014, respectively. Additionally, included in discontinued operations for the six months ended June 30, 2014 was depreciation of $85,872.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At June 30, 2015	At December 31, 2014

Sales tax payable	$1,338,106	$168,172
Payroll and related	1,096,544	435,259
Utilities	283,500	—
Income taxes payable	1,104,881	494,152
Due to hotels	200,000	200,000
Other	361,456	707,121
Totals	$4,384,487	$2,004,704

Note 7 - Long term debt:

Long term debt consists of the following:

	June 30, 2015	December 31, 2014

Term Loan Agreements	$7,327,500	$7,475,000
Equipment Financing Agreement	502,548	—
	7,830,048	7,475,000
Less: Current portion of Long Term Debt	1,728,333	1,495,000
Long Term Debt, net of Current Portion	$6,101,715	$5,980,000

Future minimum loan payments:
2015	$847,500
2016	1,795,000
2017	1,828,333
2018	1,630,881
2019	1,628,334
Thereafter	100,000
Total	$7,830,048

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that will accrue at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at June 30, 2015 and December 31, 2014 was $6,727,500 and $7,475,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at June 30, 2015 was $600,000.

The Term Loan Agreement and the Second Term Loan Agreement contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio.

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of June 30, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants through the remainder of 2015.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. At June 30, 2015, a deposit of $502,548 had been made on the equipment with the remainder to be financed once the equipment has been installed. The Agreement calls for sixty (60) monthly payments of $16,667 plus interest commencing July 1, 2015.

Interest expense recognized related to these agreements amounted to $21,115 and $23,456 for the three months ended June 30, 2015 and 2014, respectively, and $89,203 and $72,892 for the six months ended June 30, 2015 and 2014, respectively. Capitalized interest amounted to $21,076 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $89,164 and $0 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At June 30, 2015 and December 31, 2014, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At June 30, 2015 and December 31, 2014, the Company held the following equity investments:

			At June 30, 2015	At December 31, 2014

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")			$200,700	$357,896
Bagatelle Little West 12 th , LLC ( "Bagatelle NY")			2,271,705	1,938,252
Bagatelle La Cienega, LLC ("Bagatelle LA")			—	—
One 29 Park, LLC			532,138	506,295
Totals			$3,004,543	$2,802,443

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Equity in income of investee companies	$354,261	$205,928	$523,231	$320,336

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24%

ownership over Bagatelle Investors as of June 30, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of June 30, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of June 30, 2015 and December 31, 2014. The Company holds a 10% direct ownership over One29 Park as of June 30, 2015 and December 31, 2014. The Company accounts for its investment in One29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the quarter and year ended June 30, 2015 and December 31, 2014, respectively, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Related party transactions:
Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of June 30, 2015 and December 31, 2014, these advances aggregated to a total of $1,481,142 and $1,157,134, respectively.

The Company incurred approximately $90,000 and $113,000 for the three months ended June 30, 2015 and 2014, respectively, and $183,750 and $236,000 for the six months ended June 30, 2015 and 2014, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 is a balance due to this entity of approximately $65,900 and $0, respectively.

The Company incurred approximately $118,000 and $99,000 for the three months ended June 30, 2015 and 2014, and $163,062 and $217,000 for the six months ended June 30, 2015 and 2014, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 is a balance due to this entity of approximately $109,177 and $70,000, respectively.

The Company incurred approximately $1.7 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.2 million and $2.3 for the six months ended June 30, 2015 and 2014, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in accounts payable at June 30, 2015 and December 31, 2014 is a balance due to this entity of $17,699 and $11,000, respectively.

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

The following tables summarize the inputs and assumptions used in valuing derivative liabilities:

	June 30, 2015	December 31, 2014

Fair value of derivative liability (3)	$3,463,000	$6,241,000

Significant assumptions (or ranges):
Trading market values (1)	$4.19	$4.85
Term (years) (2)	7 months, 29 days	1 year, 58 days
Expected volatility (1)	37.0%	26.8%
Risk-free rate (2)	0.15%	0.32%
Discount rate (3)	1.01%	1.18%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	0

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $3,392,000 and $2,778,000 of income from the change in the fair value of the derivative liability balance during the three and six months ended June 30, 2015.

Note 11 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to June 30, 2015 and thereafter are as follows:

Year Ending December 31,	Expense	Income	Net Amount
2015	$2,910,632	$(879,538)	$2,031,094
2016	8,262,502	(1,279,269)	6,983,233
2017	8,183,697	(1,059,545)	7,124,152
2018	8,306,805	(1,079,640)	7,227,165
2019	8,434,651	(1,116,229)	7,318,422
Thereafter	111,094,547	(3,084,946)	108,009,601
Total	$147,192,834	$(8,499,167)	$138,693,667

Rent expense (including percentage rent of $88,058 and $119,531 for the three months ended June 30, 2015 and 2014, respectively and $167,776 and $227,609 for the six months ended June 30, 2015 and 2014, respectively), included in continued operations, amounted to $1,677,646 and $1,056,646 for the three months ended June 30, 2015 and 2014 and $2,529,165 and $2,023,302 for the six months ended June 30, 2015 and 2014, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $205,417 and $216,726 for the three months ended June 30, 2015 and 2014, respectively and $388,498 and $411,619 for the six months ended June 30, 2015 and 2014, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Management fees amounted to $38,875 and $41,168 for the six months ended June 30, 2015 and 2014, respectively. Included in accounts payable at June 30, 2015 and December 31, 2014 are amounts due for management fees of $4,608 and $8,180, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $2,574,035 and $2,544,440 for the six months ended June 30, 2015 and 2014, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $276,948 and $299,114 for the three months ended June 30, 2015 and 2014, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $328,417 and $358,247 for the six months ended June 30, 2015 and 2014, respectively. Included in accounts receivable and other assets at June 30, 2015 and December 31, 2014 are amounts due for management fees and reimbursable expenses of $279,208 and $377,320, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $594,549 and $698,887 for the three months ended June 30, 2015 and 2014, respectively. Included in accounts receivable at June 30, 2015 and December 31, 2014 are amounts due for management fees of $860,543 and $200,124, respectively.

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

On May 30, 2014, the Company entered into a termination, mutual release and settlement agreement with a third party in Las Vegas (“Owners”) for the management agreement for the Heraea property and the lease agreement for the Xi Shi property in Las Vegas. In connection with this release, the Company agreed to make certain payments to the Owners.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Other current assets	$48,343	$67,676
Due from related parties	808,886	814,227
Assets of discontinued operations - current	857,229	881,903
Property and equipment, net	169,175	169,175
Security deposits	75,000	75,000
Assets of discontinued operations - long term	244,175	244,175
Accounts payable and accrued liabilities	410,133	551,266
Due to related parties	3,608,567	3,654,552
Liabilities of discontinued operations - current	4,018,700	4,205,818

Net assets	$(2,917,296)	$(3,079,740)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$102,330
Costs and Expenses	35,434	346,252	38,572	1,373,756
Net loss from discontinued operations, net of taxes	$(35,434)	$(346,252)	$(38,572)	$(1,271,426)

Note 13 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2015 and December 31, 2014, there were 24,972,515 and 24,940,195, outstanding shares of Common Stock, respectively, and no outstanding shares of preferred stock.

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

As of June 30, 2015, all 2,024,078 options granted were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

For the three months ended June 30, 2015 and 2014, the Company recognized $166,000 and $95,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company recognized $344,000 and $167,000 of non-cash stock-based compensation expense related to options, respectively, in general and administrative expense in the consolidated statements of operations.

As of June 30, 2015, there was approximately $4,008,160 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.6 years.

A summary of the status of stock option awards and changes during the six months ended June 30, 2015 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2014	2,046,578	$5.00

Cancelled, expired, or forfeited	290,000	—
Outstanding at June 30, 2015	1,756,578	$5.00	9.71	$—
Exercisable at June 30, 2015	511,867	$5.23	9.71	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the six months ended June 30, 2015 was $1.87.

On May 18, 2015, the Company granted four board members an unrestricted immediate vesting grant of 8,080 shares each. The closing stock price was $4.95. The Company recorded compensation expense related to these awards of $160,000 during the three and six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
STKs	$12,757,574	$9,983,179	$22,121,012	$17,432,228
F&B	2,121,977	2,143,132	4,173,253	4,262,160
Other	21,351	141,029	383,214	845,872

	$14,900,902	$12,267,340	$26,677,479	$22,540,260

Segment Profits (loss):
STKs	$1,466,957	$1,595,044	$1,602,484	$1,924,231
F&B	2,121,977	2,143,132	4,173,253	4,262,160
Other	(7,894)	43,454	75,501	267,365

Total segment profit	3,581,040	3,781,630	5,851,238	6,453,756

General and administrative	2,592,464	2,194,628	5,036,990	4,101,882
Depreciation and amortization	569,637	348,848	989,760	672,654
Interest expense, net of interest income	39	39,564	(5,190)	58,487
Other	(2,209,345)	(2,408,249)	(993,851)	(2,105,706)

Income from continuing operations before provision for income taxes	$2,628,245	$3,606,839	$823,529	$3,726,439

	June 30, 2015	December 31, 2014

Property & equipment, net:
STKs	$22,361,496	$17,456,993
F&B	244,930	229,771
Other	232,540	1,128,861
Total	$22,838,966	$18,815,625

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
United States:
Revenues - owned units	12,778,925	10,110,297	$22,504,226	$18,264,189
Management, incentive and royalty fee revenue	1,496,474	1,471,336	3,000,548	2,985,969

Foreign:
Revenues - owned units	—	13,911	$—	$13,911
Management and development fee revenue	625,503	671,796	1,172,705	1,276,191

The following table contains certain financial information by geographic location at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
United States:
Net assets	$15,778,258	$6,290,470

United Kingdom:
Net assets	$4,100,069	$890,464

Note 18 - Income taxes:

In June 2015, the Company made the decision to release the valuation allowance amounting to $7.7 million against its deferred tax assets net of deferred tax liabilities. Recent profitable quarters and projected future pretax income are sources of positive evidence that led the Company to conclude that it is more likely than not that it will realize its net deferred tax assets.
The Company recognized an income tax benefit of $5.9 million for the three months ended June 30, 2015, compared to income tax expense of $115,490 for the three months ended June 30, 2014. The Company’s effective tax rate, exclusive of the discrete tax benefit was 9.5% for the three months ended June 30, 2015 compared to 3.2% for the three months ended June 30, 2014.
The Company recognized income tax benefit of $6.5 million for the six months ended June 30, 2015, compared to income tax expense of $350,682 for the six months ended June 30, 2014. The Company’s effective tax rate, exclusive of the discrete tax benefit, was approximately (43.8)% for the six months ended June 30, 2015, compared to 9.4% for the six months ended June 30, 2014. The net decrease in the effective tax rate, exclusive of the discrete tax benefit, for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to the release of the valuation allowance on deferred tax assets amounting to $1.5 million that impacted the normalized rate during these periods.

Note 19 - Subsequent events:

On July 7, 2015, the Company received a payment of $121,000 in partial settlement of the property damage portion of the insurance claim relating to water damages sustained at STK Miami. The Company filed a claim for property damages in the estimated amount of $500,000 and has received approximately $375,000 to date against this claim. The Company is still negotiating a final settlement with its insurance carrier for the remaining balance of approximately $125,000.

On July 9, 2015, the Company announced that it entered into an agreement with SBEEG Holdings, LLC (“SBE”), holding company of the SLS, Redbury and Hyde hotel brands, to purchase the Katsuya and Cleo restaurant brands and establish a strategic relationship to seek to open Katsuya, Cleo and other The ONE Group restaurants at new SLS, Redbury and Hyde hotels (the "Acquisition"). Total consideration includes $75 million in cash and 200,000 warrants at an exercise price of $5.00 per share. The closing of the Acquisition is subject to certain customary closing conditions.

On July 20, 2015, the Company announced that an STK Rebel will open in the Andaz Hotel in San Diego, California a lifestyle boutique hotel operated by Hyatt and owned by Xenia Hotels & Resorts, Inc. (NYSE:XHR). Located at 600 F Street in San Diego’s historic Gaslamp Quarter, the hotel is in the heart of the city’s entertainment and nightlife district.

On August 13, 2015, the Company announced that its subsidiary had entered into a management agreement for an STK in Toronto, Canada.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or "F&B" services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of August 14, 2015, we owned and operated (under lease agreements) 11 and managed (under management agreements) 15 restaurants and lounges globally, including 9 STKs in major metropolitan cities in the United States and Europe (of which six (6) are owned and three (3) managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at June 30, 2015 were $11.4 million, $125 and 40%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key food and beverage services at high-end hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can generate initially $500,000 to $750,000 of annual pre-tax income. We also own or manage a small number of other standalone restaurants and lounges.

Net income for the six months ended June 30, 2015 and 2014 was $7.3 million and $2.1 million, respectively, and included loss from discontinued operations of $38,572 and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. Net income for the three months ended June 30, 2015 and 2014 was $8.5 million and $3.1 million, respectively, and included loss from discontinued operations of $35,434 and $346,252 for the three months ended June 30, 2015 and 2014, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014. Included in the three and six month periods ended June 30, 2015 is a one time net reversal of a deferred tax allowance of approximately $6.2 million. In addition, the six months ended June 30, 2015 and 2014 both included non-cash derivative income of $2.8 million, respectively, from an adjustment of our derivative liability balance and the three months ended June 30, 2015 and 2014 included non-cash derivative income of $3.4 million and $2.8 million, respectively.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier for damages related to business interruption. On June 26, 2015, we reached a settlement of $1.1 million on this claim and as of June 30, 2015 we recorded a receivable for the final payment of $700,000. For the six months ended June 30, 2015, we have recorded in other income a $550,000 gain based on recoveries and $550,000 that was netted against preopening expenses. We also filed a claim for property damages of approximately $500,000 of which we have received approximately $375,000. We are still negotiating the final settlement with our insurance carrier for the remaining balance of approximately $125,000.

Recent Developments

On July 9, 2015, we and certain of our subsidiaries entered into a definitive agreement with SEEBG Holdings, LLC ("SEEBG"), the holding company of the SLS, Redbury and Hyde hotel brands, and certain of SEEBG affiliates to purchase the Katsuya and Cleo restaurant brands together with four restaurants currently operated under the Katsuya brand name for aggregate cash consideration of $75 million plus a ten-year warrant to purchase 200,000 shares of the common stock of the Company for an exercise price of $5.00 per share (the "Acquisition"). Upon consummation of the transaction, we will also enter into an agreement providing us with the opportunity to open additional The ONE Group restaurants at new SLS, Redbury and Hyde hotels, under which SBE is expected to provide the opportunity for at least 10 additional restaurants at SLS, Redbury or Hyde hotels over the next 5 years.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations.  Our long term growth model targets store sales growth of approximately 2% to 3% annually, as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three and six months ended June 30, 2015 as and June 30, 2014, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels, casinos and other high-end locations globally and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of June 30, 2015, beverage sales comprised 43% of STK and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 57%. This indicator assists management in understanding the trends in gross margins of the units.

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

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK unit in either a leased or F&B location which are comprised principally of non-cash deferred rent expense, manager salaries and relocation costs, employee payroll and related training costs for new employees and lease costs incurred prior to opening. We expect these costs to increase as we accelerate our company-owned restaurant openings, which may have a material impact on our operating results in future periods. Pre-opening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395
Net income (loss) attributable to noncontrolling interest	134,080	131,899	27,341	(187,064)
Net income	8,524,247	3,145,097	7,326,888	2,104,331
Interest expense, net of interest income	39	39,564	(5,190)	58,487
Provision (benefit) for income taxes	(5,931,436)	115,490	(6,541,931)	350,682
Depreciation and amortization	569,637	348,848	989,760	672,654

EBITDA	3,162,487	3,648,999	1,769,527	3,186,154

Deferred rent (1)	(51,155)	78,277	160,419	187,160
Pre-opening expenses	1,690,308	586,825	2,765,021	833,173
Transaction costs	100,334	—	100,334	—
Loss from discontinued operations	35,434	346,252	38,572	1,271,426
Derivative income	(3,392,000)	(2,832,711)	(2,778,000)	(2,784,711)
Stock based compensation	326,400	95,177	504,400	167,368

Adjusted EBITDA	1,871,808	1,922,819	2,560,273	2,860,570
Adjusted EBITDA attributable to noncontrolling interest	240,911	270,255	167,657	197,412
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,630,897	$1,652,564	$2,392,616	$2,663,158

(1)	Deferred rent is included in unit operating expenses on the statement of income.

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

The following table presents a reconciliation of Net (loss) income to Adjusted Net (loss) income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395
Net income (loss) attributable to noncontrolling interest	134,080	131,899	27,341	(187,064)

Net income	8,524,247	3,145,097	7,326,888	2,104,331

Transaction costs	100,334	—	100,334	—
Loss from discontinued operations, net of taxes	35,434	346,252	38,572	1,271,426
Derivative (income)	(3,392,000)	(2,832,711)	(2,778,000)	(2,784,711)
Stock based compensation	326,400	95,177	504,400	167,368
Deferred tax allowance reversal, net	(6,181,642)	—	(6,181,642)
Adjusted net (loss) income	(587,227)	753,815	(989,448)	758,414
Adjusted net income (loss) attributable to noncontrolling interest	134,080	47,070	27,341	(130,251)
Adjusted net (loss) income attributable to The ONE Group Hospitality, Inc.	$(721,307)	$706,745	$(1,016,789)	$888,665

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	$12,778,925	$10,124,208	$22,504,226	$18,278,100
Management and incentive fee revenue (1)	2,121,977	2,143,132	4,173,253	4,262,160
Total revenue	14,900,902	12,267,340	26,677,479	22,540,260

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,238,175	2,525,549	5,735,390	4,670,577
Unit operating expenses	8,081,687	5,960,161	15,090,851	11,415,927
General and administrative	2,592,464	2,194,628	5,036,990	4,101,882
Depreciation and amortization	569,637	348,848	989,760	672,654
Management and royalty fees	21,895	74,456	46,649	95,538
Pre-opening expenses	1,690,308	586,825	2,765,021	833,173
Transaction Costs	100,334	—	100,334	—
Equity in income of investee companies	(354,261)	(205,928)	(523,231)	(320,336)
Derivative income	(3,392,000)	(2,832,711)	(2,778,000)	(2,784,711)
Interest expense, net of interest income	39	39,564	(5,190)	58,487
Other (loss) income	(275,621)	(30,891)	(604,624)	70,630

Total cost and expenses	12,272,657	8,660,501	25,853,950	18,813,821

Income from continuing operations before provision (benefit) for income taxes	2,628,245	3,606,839	823,529	3,726,439

Provision (benefit) for income taxes	(5,931,436)	115,490	(6,541,931)	350,682

Income from continuing operations	8,559,681	3,491,349	7,365,460	3,375,757

Loss from discontinued operations, net of taxes	(35,434)	(346,252)	(38,572)	(1,271,426)

Net income	8,524,247	3,145,097	7,326,888	2,104,331
Less: net income (loss) attributable to noncontrolling interest	134,080	131,899	27,341	(187,064)

Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395

Amounts atrributable to The ONE Group Hospitality, Inc.: :
Income from continuing operations	$8,425,601	$3,350,032	$7,338,119	$3,493,079
Loss from discontinued operations, net of taxes	(35,434)	(336,834)	(38,572)	(1,201,684)
Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395

Net income attributable to The ONE Group Hospitality, Inc.	$8,390,167	$3,013,198	$7,299,547	$2,291,395
Other comprehensive income (loss)
Currency translation adjustment	(102,023)	23,690	(230,843)	44,222

Comprehensive income	$8,288,144	$3,036,888	$7,068,704	$2,335,617

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $44,158,562 and $44,772,930 for the six months ended June 30, 2015 and 2014, respectively, and $23,839,367 and $23,949,440 for the three months ended June 30, 2015 and 2014, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	85.8%	82.5%	84.4%	81.1%
Management and incentive fee revenue	14.2%	17.5%	15.6%	18.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.3%	24.9%	25.5%	25.6%
Unit operating expenses (1)	63.2%	58.9%	67.1%	62.5%
General and administrative	17.4%	17.9%	18.9%	18.2%
Depreciation and amortization	3.8%	2.8%	3.7%	3.0%
Management and royalty fees	0.1%	0.6%	0.2%	0.4%
Pre-opening expenses	11.3%	4.8%	10.4%	3.7%
Transaction costs	0.7%	—%	0.4%	0%
Equity in (income) loss of investee companies	(2.4)%	(1.7)%	(2.0)%	(1.4)%
Derivative income (expense)	(22.8)%	(23.1)%	(10.4)%	(12.4)%
Interest expense, net of interest income	—%	0.3%	—%	0.3%
Other income	(1.8)%	(0.3)%	(2.3)%	0.3%

Total cost and expenses	82.4%	70.6%	96.9%	83.5%

Income from continuing operations before provision (benefit) for income taxes	17.6%	29.4%	3.1%	16.5%

Provision (benefit) for income taxes	(39.8)%	0.9%	(24.5)%	1.5%

Income from continuing operations	57.4%	28.5%	27.6%	15.0%

Income (loss) from discontinued operations, net of taxes	(0.2)%	(2.8)%	(0.1)%	(5.6)%

Net Income	57.2%	25.7%	27.5%	9.4%
Less: net income (loss) attributable to noncontrolling interest	0.9%	1.1%	0.1%	(0.8)%

Net loss attributable to The ONE Group Hospitality, Inc.	56.3%	24.6%	27.4%	10.2%

Amounts atrributable to The ONE Group Hospitality, Inc.:
Income from continuing operations	56.5%	27.3%	27.5%	15.5%
Loss from discontinued operations, net of taxes	(0.2)%	(2.8)%	(0.1)%	(5.6)%
Net income attributable to The ONE Group Hospitality, Inc.	56.3%	24.6%	27.4%	10.2%

Net income attributable to The ONE Group Hospitality, Inc.	56.3%	24.6%	27.4%	10.2%
Other comprehensive income (loss)
Currency translation adjustment	(0.7)%	0.2%	(0.9)%	0.2%

Comprehensive income	55.6%	24.8%	26.5%	10.4%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$12,757,574		$21,351	$12,778,925	$9,983,179		$141,029	$10,124,208
Management and incentive fee revenue		$2,121,977		2,121,977		$2,143,132		2,143,132
Total revenue	12,757,574	2,121,977	21,351	14,900,902	9,983,179	2,143,132	141,029	12,267,340

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,231,536		6,639	3,238,175	2,487,781		37,768	2,525,549
Unit operating expenses	8,059,081		22,606	8,081,687	5,900,354		59,807	5,960,161
Total cost and expenses	11,290,617	—	29,245	11,319,862	8,388,135	—	97,575	8,485,710

Income (loss) from restaurant and hospitality operations	$1,466,957	$2,121,977	$(7,894)	3,581,040	$1,595,044	$2,143,132	$43,454	3,781,630

General and administrative				2,592,464				2,194,628
Transaction costs				100,334				—
Depreciation and amortization				569,637				348,848
Management and royalty fees				21,895				74,456
Pre-opening expenses				1,690,308				586,825
Equity in income (loss) of subsidiaries				(354,261)				(205,928)
Derivative expense				(3,392,000)				(2,832,711)
Interest expense, net of interest income				39				39,564
Other (income) expense				(275,621)				(30,891)
Total cost and expenses				952,795				174,791

Income from continuing operations before provision for income taxes				$2,628,245				$3,606,839

	Six months ended June 30, 2015				Six months ended June 30, 2014
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$22,121,012		$383,214	$22,504,226	$17,432,228		$845,872	$18,278,100
Management and incentive fee revenue		$4,173,253		4,173,253		$4,262,160		$4,262,160
Total revenue	22,121,012	4,173,253	383,214	26,677,479	17,432,228	4,262,160	845,872	22,540,260

Cost and expenses:
Owned operating expenses:
Food and beverage costs	5,642,359		93,031	5,735,390	4,486,366		184,211	4,670,577
Unit operating expenses	14,876,169		214,682	15,090,851	11,021,631		394,296	11,415,927
Total cost and expenses	20,518,528	—	307,713	20,826,241	15,507,997	—	578,507	16,086,504

Income from restaurant and hospitality operations	$1,602,484	$4,173,253	$75,501	5,851,238	$1,924,231	$4,262,160	$267,365	6,453,756

General and administrative				5,036,990				4,101,882
Transaction costs				100,334				—
Depreciation and amortization				989,760				672,654
Management and royalty fees				46,649				95,538
Pre-opening expenses				2,765,021				833,173
Equity in income (loss) of subsidiaries				(523,231)				(320,336)
Derivative income				(2,778,000)				(2,784,711)
Interest expense, net of interest income				(5,190)				58,487
Other (income) expense				(604,624)				70,630
Total cost and expenses				5,027,709				2,727,317

Income from continuing operations before provision for income taxes				$823,529				$3,726,439

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $2.7 million, or 26.2%, from $10.1 million for the three months ended June 30, 2014 to $12.8 million for the three months ended June 30, 2015. This increase was primarily due to the reopening of our STK in Miami and the food and beverage services at the W Hotel Westwood in Los Angeles, California, and to a lesser extent an increase in same store sales. Comparable owned STK unit sales increased $217,000, or 2.7% from $8.0 million for the three months ended June 30, 2014 to $8.2 million for the three months ended June 30, 2015.

Owned unit net revenues in our Other segment decreased $120,000, or 84.9%, from $141,000 for the three months ended June 30, 2014 to $21,000 for the three months ended June 30, 2015.

Management and incentive fee revenue. Management and incentive fee revenues decreased $21,000, or 1.0%, from $2.1 million during the three months ended June 30, 2014 to $2.1 million for the three months ended June 30, 2015. The decrease was primarily due to a decline in revenues from our UK operations which included a significant decline in exchange rates compared to the same period in 2014. This was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas. For the three months ended June 30, 2015 and June 30, 2014, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended June 30, 2015, comparable unit sales of owned or managed STK increased 3.1% as compared to the three months ended June 30, 2014. This excludes our STK in London which was closed for several days in April due to a power failure in the section of London in which it is located.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $744,000, or 29.9%, from $2.5 million or 24.9% of owned unit net revenues for the three months ended June 30, 2014 to $3.2 million or 25.3% of owned unit net revenues for the three months ended June 30, 2015. The increase in food and beverage costs related primarily to the STK in Miami and the food and beverage services in Westwood. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 57% for the three months ended June 30, 2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $31,000, or 82.4%, from $38,000 or 26.8% of other owned unit net revenues for the three months ended June 30, 2014 to $7,000 or 31.1% of owned unit net revenues for the three months ended June 30, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $2.2 million, or 36.6%, from $5.9 million or 59.1% of owned unit net revenues for the three months ended June 30, 2014 to $8.1 million or 63.2% of owned unit net revenues for the three months ended June 30, 2015. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the opening of the food and berverage service at the W Hotel Westwood in Los Angeles, California. Unit operating costs in our Other segment decreased $37,000, or 62.2%, from $60,000 at June 30, 2014 to $23,000 at June 30, 2015.

General and administrative. General and administrative costs increased $398,000 to $2.6 million, or 18.1%, during the three months ended June 30, 2015 from $2.2 million for the three months ended June 30, 2014. General and administrative costs as a percentage of total revenues decreased from 18.0% for the three months ended June 30, 2014 to 17.4% for the three months ended June 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase to stock based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $221,000, or 63.3%, from $349,000 in the three months ended June 30, 2014 to $570,000 for the three months ended June 30, 2015. The increase is primarily due to the reopening of the STK in Miami.

Management and royalty fees. Management and royalty fees decreased to $22,000 for the three months ended June 30, 2014 from $74,000 in fees for the three months ended June 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $1.1 million, or 188.0%, from $587,000 or 4.9% of total revenues for the three months ended June 30, 2014 to $1.7 million or 11.4% of total revenues for the three months ended June 30, 2015. The increase is related to preopening costs associated with the opening of the STK at the W Hotel Westwood in June 2015 as well as the STKs scheduled to open in Orlando and Chicago later in 2015, which include deferred rent expense of approximately $615,000.

Equity in income of investee companies. Equity in income of investee companies increased by $148,000 from $206,000 for the three months ended June 30, 2014 to $354,000 for the three months ended June 30, 2015 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative income was $3.4 million for the three months ended June 30, 2015, compared to income of $2.8 million for the three months ended June 30, 2014. Derivative expense represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest income, net of interest expense. Interest income, net of interest expense was $0 for the three months ended June 30, 2015, compared to interest expense, net interest income of $40,000 for the three months ended June 30, 2014.

Other (income) expense. Other (income) expense increased by $245,000 from $31,000 of other expense, or (0.3)% of total revenues for the three months ended June 30, 2014, to $276,000.0 of other income, or (1.8)% of total revenues, for the three months ended June 30, 2015. During the three months ended June 30, 2015 we recorded business interruption income of $350,000 related to water damage at STK Miami incurred in December 2014.

Provision (benefit) for income taxes. Income tax expense decreased by $6.0 million to a $5.9 million tax benefit during the three months ended June 30, 2015 from a $116,000 tax expense during the three months ended June 30, 2014. The tax expense decreased due to the net reversal of the deferred tax asset valuation allowance of $6.2 million.

Income (loss) from discontinued operations . During the three months ended June 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the three months ended June 30, 2015. Loss from discontinued operations decreased by $311,000 from a loss of $346,000 during the three months ended June 30, 2014 to a loss of $35,000 during the three months ended June 30, 2015.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $2,000 to $134,000 for the three months ended June 30, 2015 from $132,000 during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $4.7 million, or 26.9%, from $17.4 million for the six months ended June 30, 2014 to $22.1 million for the six months ended June 30, 2015. This increase was primarily due to the the reopening of our STK in Miami, the opening of our STK in Washington, D.C. and the food and beverage services at the W Hotel Westwood in Los Angeles, California. Comparable owned STK unit sales decreased $73,000, or 0.5% from $14.5 million for the six months ended June 30, 2014 to $14.4 million for the six months ended June 30, 2015. The decrease related to the STKs in New York City and was attributed to the harsh weather conditions that existed throughout most of the first quarter of 2015.

Owned unit net revenues in our Other segment decreased $463,000, or 54.7%, from $846,000 for the six months ended June 30, 2014 to $383,000 for the six months ended June 30, 2015. This decrease is primarily due to a decrease in sales at Cucina Asellina in Atlanta and a decrease in revenue from off-site super bowl related catering events.

Management and incentive fee revenue. Management and incentive fee revenues decreased $89,000, or 2.1%, from $4.3 million during the six months ended June 30, 2014 to $4.2 million for the six months ended June 30, 2015. The decrease was primarily due to a decline in revenues from our UK operations which included a significant decline in exchange rates compared to the same period in 2014. This was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas. For the six months ended June 30, 2015 and June 30, 2014, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the six months ended June 30, 2015, comparable unit sales of owned or managed STK increased 1.0% as compared to the six months ended June 30, 2014. This excludes our STK in London which was closed for several days in April due to a power failure in the section of London in which it is located.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.1 million, or 25.8%, from $4.5 million or 25.7% of owned unit net revenues for the six months ended June 30, 2014 to $5.6 million or 25.5% of owned unit net revenues for the six months ended June 30, 2015. The increase in food and beverage costs related primarily to the STKs in Washington, D.C., which was not open the entire period in 2014, and the STK in Miami, as well as the food and beverage services in Westwood, and were partially offset by management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 58% and 57% for the six months ended June 30, 2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $91,000, or 49.5%, from $184,000 or 21.8% of other owned unit net revenues for the six months ended June 30, 2014 to $93,000 or 24.3% of owned unit net revenues for the six months ended June 30, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $3.9 million, or 35.0%, from $11.0 million or 63.2% of owned unit net revenues for the six months ended June 30, 2014 to $14.9 million or 67.2% of owned unit net revenues for the six months ended June 30, 2015. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the food and beverage services at the W Hotel Westwood in Los Angeles, California. Unit operating costs in our Other segment decreased $179,000, or 45.4%, from $394,000 at June 30, 2014 to $215,000 at June 30, 2015.

General and administrative. General and administrative costs increased $935,000 to $5.0 million, or 22.8%, during the six months ended June 30, 2015 from $4.1 million for the six months ended June 30, 2014. General and administrative costs as a percentage of total revenues increased from 18.2% for the six months ended June 30, 2014 to 18.9% for the six months ended June 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in stock based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $317,000, or 47.1%, from $673,000 in the six months ended June 30, 2014 to 990,000 for the six months ended June 30, 2015. The increase is primarily due to the opening of the STK in Washington D.C. and the reopening of the STK in Miami.

Management and royalty fees. Management and royalty fees decreased to $47,000 for the six months ended June 30, 2014 from $96,000 in fees for the six months ended June 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $1.9 million, or 231.9%, from $833,000 or 3.7% of total revenues for the six months ended June 30, 2014 to $2.8 million or 10.4% of total revenues for the six months ended June 30, 2015. The increase is related to preopening costs associated with the reopening of STK Miami in March 2015 as well as the STKs scheduled to open in Orlando and Chicago later in 2015, which include deferred rent expense of approximately $1.2 million this was partially offset by reimbursable expenses under our business interruption policy of $550,000 related to water damage at STK Miami recorded during the six months ended June 30, 2015.

Equity in income of investee companies. Equity in income of investee companies increased by $203,000 from $320,000 for the six months ended June 30, 2014, to $523,000 for the six months ended June 30, 2015 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative income was $2.8 million for the six months ended June 30, 2015, compared to income of $2.8 million for the six months ended June 30, 2014. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest income, net of interest expense. Interest income, net of interest expense was $5,000 for the six months ended June 30, 2015, compared to interest expense, net interest income of $58,000 for the six months ended June 30, 2014.

Other (income) expense. Other expense decreased by $676,000 from $71,000 of other expense, or 0.3% of total revenues for the six months ended June 30, 2014 to $605,000 of other income, or 2.3% of total revenues, for the six months ended June 30, 2015. During the six months ended June 30, 2015 we recorded business interruption income of $550,000 related to water damage at STK Miami incurred in December 2014.

Provision (benefit) for income taxes. Income tax expense decreased by $6.9 million to a $6.5 million tax benefit during the six months ended June 30, 2014 from a $351,000 tax expense during the six months ended June 30, 2015. The tax expense decreased due to the net reversal of the deferred tax asset valuation allowance of $6.2 million.

Loss from discontinued operations. During the six months ended June 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the six months ended June 30, 2015. Loss from discontinued operations decreased by $1.2 million from a loss of $1.3 million during the six months ended June 30, 2014 to a loss of $39,000 during the six months ended June 30, 2015.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $214,000, or 114.6%, to a loss of $27,000 for the six months ended June 30, 2015 from $187,000 of income during the six months ended June 30, 2014.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the Merger, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of June 30, 2015, we had cash and cash equivalents of approximately $2.8 million.

In order to finance the $75 million purchase price for the Acquisition we will need to seek additional financing, which will be a combination of debt and equity. There can be no assurance that we will be able to obtain such financing on acceptable terms or at all. In addition, if the Acquisition is consummated, we may need to raise additional capital in the future to fund our growth.

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(102)	$(2,923)
Investing activities	(5,035)	(2,216)
Financing activities	311	533
Effect of exchange rate changes on cash	(231)	44
Net (decrease) increase in cash and cash equivalents	$(5,057)	$(4,562)

Operating Activities

For the six months ended June 30, 2015, cash flows used in operating activities were $102,000, consisting of net income of $7.3 million, which included a loss from discontinued operations of $39,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $7.4 million, including a net reversal of the deferred tax valuation allowance of $6.2 million, a non-cash derivative income of $2.8 million, and a non-cash stock-based compensation of $504,000. Net cash outflow of operating assets and liabilities totaled $4,000 and included increases in accounts receivable of $748,000, prepaid expenses of $890,000, and an increase of $1.4 million in accounts payable and accrued expenses and decreases in inventory of $70,000 and in other assets and security deposits of $125,000.

For the six months ended June 30, 2014, cash flows used in operating activities were $2.9 million, consisting of net income of $2.1 million, which included a loss from discontinued operations of $1.3 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.9 million, including a non-cash derivative income of $2.8 million and non-cash stock-based compensation of $167,000. Net cash outflow of operating assets and liabilities totaled $3.2 million and included increases in accounts receivable of $449,000, a decrease in prepaid expenses of $139,000, increases in other assets of $922,000 and a decrease of $2.1 million in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $5.0 million, consisting primarily of purchases of property and equipment of $5.0 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in due from related parties of $343,000 and an increase in distributions from equity investees in subsidiaries of $321,000.

Net cash used in investing activities for the six months ended June 30, 2014 was $2.2 million, consisting primarily of purchases of property and equipment of $2.8 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and an increase in due from related parties of $178,000 and an increase in distributions from equity investees of $359,000.

Financing Activities

Net cash provided financing activities for the six months ended June 30, 2015 was $311,000, consisting of proceeds from our term loan and equipment loan of $1.1 million and principal payments made on our term loan of $748,000. This was partially offset by distributions to members of $195,000.

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

As of June 30, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of June 30, 2015, amounts borrowed under the Term Loan were approximately $6.7 million.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at June 30, 2015 was $600,000. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

The Term Loan Agreement and Second Term Loan Agreement contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio.

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of June 30, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants in 2015.

On June 5, 2015 the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. The Agreement calls for sixty (60) monthly payments of $16,667 plus interest commencing July 1, 2015.

At June 30, 2015 amounts borrowed under the Equipment Financing Agreement were approximately $502,000.

We believe that without taking into account the Acquisition, net cash provided by anticipated operating activities, net proceeds received by us in connection with the Merger and existing available borrowings under our Term Loan Agreement will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months. In order to consummate the Acquisition, we will require additional debt and equity financing. Any equity financing could be substantially dilutive to our stockholders. Except for the Acquisition, we currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management.

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

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 prior to the effective date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Asset Purchase Agreement and Merger Agreements may be terminated in accordance with their terms and the Acquisition may not be completed.

The Asset Purchase Agreement, dated as of July 9, 2015, among the Company, Wasabi Holdings, LLC, a newly formed indirect subsidiary of the Company, SBEEG, SBE Restaurant Group, LLC (“SBERG”), SBE/Katsuya Middle East, LLC, and SBE Licensing, LLC (the “Asset Purchase Agreement”) and the merger agreements pursuant to which subsidiaries of the Company will merge with certain target subsidiaries (collectively, the “Merger Agreements”) contain a number of conditions that must be satisfied or waived to complete the Acquisition. Those conditions include, among others: (i) absence of any order or laws prohibiting completion of the Mergers, (ii) absence of a material adverse effect, each as defined in the Asset Purchase Agreement and the Merger Agreements, (iii) accuracy of each party’s representations and warranties (subject to certain qualifications), (iv) material compliance by the parties with their respective covenants and agreements contained in the Asset Purchase Agreement and the Merger Agreements, (v) execution of an agreement relating to certain intellectual property rights licensed by Katsuya Uechi to SBEEG and assumed by us at the closing, (vi) assignment of certain leases with respect to the Merger Agreements and the release of certain guarantees relating thereto, and (vii) execution of certain related agreements. If the Acquisition is not completed by August 31, 2015 (as may be extended, the “Outside Date”), each of the parties may choose not to proceed with the Acquisition and terminate the Asset Purchase Agreement and/or Merger Agreements. We cannot assure you that all of the conditions to the closing of the Acquisition will be satisfied or, if they are, as to the timing of such satisfaction. In addition, we or the sellers may elect to terminate the Asset Purchase Agreement and/or Merger Agreements in certain other circumstances and the parties can mutually decide to terminate the agreements at any time prior to the completion of the Acquisition.

Termination of the Asset Purchase Agreement and Merger Agreements may negatively affect us.

If the Asset Purchase Agreement and/or Merger Agreements are terminated, we may suffer adverse consequences, including the adverse impact on our business due to the focus of management on the Acquisition and the payment of expenses related thereto, without realizing any of the anticipated benefits of completing the Acquisition, as well as a decline in the market price for our common stock, to the extent that the market price prior to termination reflects a market assumption that the Acquisition will be completed. In addition, the parties may be required to pay to each other, as liquidated damages, $250,000 in certain circumstances in connection with the termination of the Asset Purchase Agreement or the Merger Agreements.

We will need to raise additional funds in order to consummate the Acquisition, which may include the issuance of additional securities at prices that may result in substantial dilution to our shareholders and debt securities that could restrict our operations.

We will need to raise additional funds in order to consummate the Acquisition. If we raise additional funds through the sale of equity, our existing stockholders will experience dilution which may be substantial. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If such financing is not available or is not available on acceptable terms, we may not be able to complete the Acquisition, which may have a material adverse effect on our business plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1
Second Term Loan Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A.

10.2	Second Term Note of The ONE Group, LLC to BankUnited, N.A., dated June 2, 2015, in the principal amount of $6,000,000.

10.3	Grant of Security Interest (Trademarks), dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A.

10.4	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A.

10.5
Fifth Amended and Restated Security Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC,  and STK Denver, LLC, and BankUnited, N.A.

10.6	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A.

10.7	Guarantee Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Statements of Operations for the Three Months Ended June 30, 2015 and 2014 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Three Months Ended June 30, 2015 and 2014; (iv) Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer