Form 10-Q
period 2015-09-30
ONE Group Hospitality, Inc.
filed 2015-11-16
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of November 16, 2015:  24,972,515.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,795,847	$7,905,004
Accounts receivable, net	4,285,218	4,408,396
Inventory	1,066,565	1,139,305
Other current assets	2,616,828	1,937,392
Due from related parties	1,369,795	1,157,134
Total current assets	11,134,253	16,547,231

Property and equipment, net	26,199,351	18,815,625
Investments	2,991,607	2,802,443
Deferred tax assets	8,424,563	35,418
Other assets	789,219	793,002
Security deposits	2,357,978	2,368,422
Total assets	$51,896,971	$41,362,141

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$608,769	$85,598
Current portion of long term debt	1,929,167	1,495,000
Accounts payable	3,046,999	3,433,198
Accrued expenses	4,979,840	2,004,704
Due to related parties	—	19,608
Deferred revenue	188,079	127,950
Total current liabilities	10,752,854	7,166,058

Other long-term liabilities	—	67,277
Derivative liability	2,324,000	6,241,000
Long term debt, net of current portion	9,079,020	5,980,000
Deferred rent payable	11,887,118	9,435,109
Total liabilities	34,042,992	28,889,444

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,972,515 and 24,940,195 shares issued and outstanding at September 30, 2015 (unaudited) and December 31, 2014, respectively	2,497	2,494
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 (unaudited) and December 31, 2014, respectively	—	—
Additional paid-in capital	31,633,461	30,966,611
Accumulated deficit	(12,721,823)	(18,005,401)
Accumulated other comprehensive loss	(492,439)	(230,696)
Total stockholders’ equity	18,421,696	12,733,008
Noncontrolling interest	(567,717)	(260,311)
Total stockholders’ equity including noncontrolling interest	17,853,979	12,472,697

Total Liabilities and Stockholders’ Equity	$51,896,971	$41,362,141

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	$13,314,507	$10,444,821	$35,818,733	$28,722,921
Management and incentive fee revenue	1,939,376	1,945,363	6,112,629	6,207,523
Total revenue	15,253,883	12,390,184	41,931,362	34,930,444

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,346,841	2,811,806	9,082,231	7,482,382
Unit operating expenses	8,807,632	6,245,617	23,898,483	17,661,544
General and administrative	2,610,599	1,922,482	7,647,589	6,024,364
Depreciation and amortization	630,249	327,810	1,620,009	1,000,464
Management and royalty fees	310	(35,214)	46,959	60,324
Pre-opening expenses	1,634,171	315,905	4,399,192	1,149,078
Transaction costs	405,797	—	506,131	—
Equity in (income) of investee companies	(205,273)	(268,660)	(728,504)	(588,996)
Derivative (income) expense	(1,139,000)	991,588	(3,917,000)	(1,793,124)
Interest expense, net of interest income	1,210	(6,268)	(3,980)	52,220
Other (income) expense	127,692	(1,227,698)	(476,932)	(1,157,067)
Total costs and expenses	16,220,228	11,077,368	42,074,178	29,891,189

(Loss) income from continuing operations before provision for income taxes	(966,345)	1,312,816	(142,816)	5,039,255

Provision (benefit) for income taxes	922,427	462,898	(5,619,504)	813,580

(Loss) income from continuing operations	(1,888,772)	849,918	5,476,688	4,225,675

Loss (income) from discontinued operations, net of taxes	(62,501)	(177,050)	(23,929)	1,094,376

Net (loss) income	(1,826,271)	1,026,968	5,500,617	3,131,299
Less: net income attributable to noncontrolling interest	189,698	279,542	217,039	92,478
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	$(2,078,470)	$570,376	$5,259,649	$4,133,197
Loss (income) from discontinued operations, net of taxes	(62,501)	(177,050)	(23,929)	1,094,376
Net (loss) attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821
Other comprehensive loss
Currency translation adjustment	(30,900)	(78,177)	(261,743)	(33,955)

Comprehensive (loss) income	$(2,046,869)	$669,249	$5,021,835	$3,004,866

Basic and diluted (loss) income per share:

Continuing operations	$(0.08)	$0.04	$0.21	$0.17
Discontinued operations	$—	$0.01	$—	$0.04
Net (loss) income per share attributable to The ONE Group Hospitality, Inc.	$(0.08)	$0.03	$0.21	$0.13

Shares used in computing basic income per share	24,972,515	24,940,195	24,956,177	24,942,328
Shares used in computing diluted income per share	24,972,515	24,940,195	24,956,177	24,942,328

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2014	24,940,195	$2,494	$30,966,611	$(18,005,401)	$(230,696)	$12,733,008	$(260,311)	$12,472,697

Stock based compensation expense	32,320	3	666,850			666,853		$666,853

Member distributions						—	(524,445)	$(524,445)

Loss on foreign currency translation, net					(261,743)	(261,743)		$(261,743)

Net income				5,283,578		5,283,578	217,039	$5,500,617

Balance at September 30, 2015	24,972,515	$2,497	$31,633,461	$(12,721,823)	$(492,439)	$18,421,696	$(567,717)	$17,853,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014

Operating activities:
Net income	$5,500,617	$3,131,299
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620,009	1,129,064
Deferred rent payable	2,452,009	289,275
Deferred taxes	(8,389,145)	140,333
Equity in income of investee companies	(728,504)	(588,996)
Derivative income	(3,917,000)	(1,793,124)
Stock-based compensation	666,853	326,753
Changes in operating assets and liabilities:
Accounts receivable	123,178	(805,422)
Inventory	72,740	33,708
Prepaid expenses and other current assets	(679,436)	263,438
Security deposits	10,444	109,200
Other assets	3,784	(43,109)
Accounts payable	(386,199)	(1,418,169)
Accrued expenses	2,977,787	(1,417,458)
Deferred revenue	(7,148)	83,963
Net cash used in operating activities	(680,011)	(559,245)

Investing activities:
Purchase of property and equipment	(9,003,733)	(4,562,397)
Purchase of minority interest	—	(75,000)
Distributions from equity investees	539,340	502,753
Due from related parties	(232,269)	(60,487)
Net cash used in investing activities	(8,696,662)	(4,195,131)

Financing activities:
Cash overdraft	523,171	442,515
Proceeds from term loan	4,215,000	6,897,940
Proceeds from equipment financing agreement	502,548	—
Repayment of term loan	(1,184,361)	(5,087,551)
Repayment of notes payable	—	(15,000)
Distributions to members	(524,445)	(760,605)
Net cash provided by financing activities	3,531,913	1,477,299

Effect of exchange rate changes on cash	(264,397)	(34,115)

Net decrease in cash	(6,109,157)	(3,311,192)
Cash and cash equivalents, beginning of period	7,905,004	11,681,086

Cash and cash equivalents, end of period	$1,795,847	$8,369,894

Supplemental disclosure of cash flow data:
Interest paid	$246,745	$107,070
Income taxes paid	$80,148	$217,172

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Merger:

On October 16, 2013, The ONE Group Hospitality, Inc. (the "Company") closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among The ONE Group Hospitality, Inc., formerly known as Committed Capital Acquisition Corporation, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group Representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of the Company through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of the Company, Inc. that constituted a majority of the outstanding shares of the Company.

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and basis of presentation:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC, One-LA, L.P., Bridge Hospitality, LLC, STK-LA, LLC, WSATOG (Miami), LLC, STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC, JEC II, LLC, One TCI Ltd., One Marks, LLC, MPD Space Events LLC, One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC, STK Midtown, LLC, STKOUT Midtown, LLC, STK Atlanta, LLC, STK-Las Vegas, LLC (“STK Vegas”), One Atlantic City, LLC, Asellina Marks LLC, Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited, Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited, T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC, STK DC, LLC, STK Orlando, LLC, STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC, STK Westwood, LLC, STK Denver, LLC, STK Rebel Austin, LLC, STK Dallas, LLC, STK Rebel San Diego, LLC, STK Texas Holdings, LLC, STK Holdings II, LLC, 9401415 Canada Ltd., STK Ibiza, LLC and STK Rebel (Edinburgh) Limited. The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of business:

The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. We opened our first restaurant in January 2004 in New York City and as of November 16, 2015, we owned and operated (under lease agreements) 12 and managed (under management agreements) 15 restaurants and lounges globally, including 10 STKs in major metropolitan cities in the United States and Europe (of which 7 are owned and 3 managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2014 included in the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2015.

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

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. This standard is subsequently updated by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which codifies an SEC staff announcement relative to debt issuance costs for line-of-credit arrangements. The Company does not expect these updates to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 and ASU 2015-15 prior to their effective dates.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The update states that inventory should be measured at the lower of cost and “net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis.

The amendment is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-11 prior to the effective date.

Note 4 - Inventory:

Inventory consisted of the following:

	At September 30, 2015	At December 31, 2014

Food	$187,213	$134,355
Beverages	879,352	1,004,950
Totals	$1,066,565	$1,139,305

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At September 30, 2015	At December 31, 2014

Furniture, fixtures and equipment	$8,279,065	$7,336,956
Leasehold improvements	26,149,307	20,719,230
Less accumulated depreciation and amortization	13,814,832	13,833,271
	20,613,540	14,222,915
Construction in progress	4,551,867	3,871,670
Restaurant supplies	1,033,944	721,040
Total	$26,199,351	$18,815,625

Depreciation and amortization related to property and equipment included in continuing operations amounted to $630,249 and $327,810 in the three months ended September 30, 2015 and 2014, respectively, and $1,620,009 and $1,000,464 in the nine months ended September 30, 2015 and 2014, respectively. Additionally, included in discontinued operations for the nine months ended September 30, 2014 was depreciation of $128,600.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At September 30, 2015	At December 31, 2014

Sales tax payable	$692,145	$168,172
Payroll and related	1,122,294	435,259
Current and deferred income taxes payable	2,628,404	494,152
Due to hotels	200,000	200,000
Other	336,997	707,121
Totals	$4,979,840	$2,004,704

Note 7 - Long term debt:

Long term debt consists of the following:

	September 30, 2015	December 31, 2014

Term Loan Agreements	$10,555,639	$7,475,000
Equipment Financing Agreement	452,548	—
	11,008,187	7,475,000
Less: Current portion of Long Term Debt	1,929,167	1,495,000
Long Term Debt, net of Current Portion	$9,079,020	$5,980,000

Future minimum loan payments:
2015	$423,750
2016	2,397,500
2017	2,631,666
2018	2,434,215
2019	2,418,556
Thereafter	702,500
Total	$11,008,187

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that will accrue at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at September 30, 2015 and December 31, 2014 was $6,340,639 and $7,475,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at September 30, 2015 was $4,215,000.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of September 30, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants through the remainder of 2015.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. At September 30, 2015, a deposit of $452,548 had been made on the equipment with the remainder to be financed once the equipment has been installed. The Agreement calls for sixty (60) monthly payments of $16,667 plus interest commencing July 1, 2015.

Interest expense recognized related to these agreements amounted to $94,677 and $26,823 for the three months ended September 30, 2015 and 2014, respectively, and $246,745 and $134,629 for the nine months ended September 30, 2015 and 2014, respectively. Capitalized interest amounted to $93,464 and $26,481 for the three months ended September 30, 2015 and 2014, respectively, and $250,717 and $58,333 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:

Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At September 30, 2015 and December 31, 2014, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the variable interest entities that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At September 30, 2015 and December 31, 2014, the Company held the following equity investments:

			At September 30, 2015	At December 31, 2014

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")			$68,469	$357,896
Bagatelle Little West 12th, LLC ( "Bagatelle NY")			2,391,000	1,938,252
Bagatelle La Cienega, LLC ("Bagatelle LA")			—	—
One 29 Park, LLC ("One 29 Park")			532,138	506,295
Totals			$2,991,607	$2,802,443

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Equity in income of investee companies	$(205,273)	$(268,660)	$(728,504)	$(588,996)

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of September 30, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of September 30, 2015 and December 31, 2014. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of September 30, 2015 and December 31, 2014. The Company holds a 10% direct ownership over One29 Park as of September 30, 2015 and December 31, 2014. The Company accounts for its investment in One 29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the quarter and year ended September 30, 2015 and December 31, 2014, respectively, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Related party transactions:
Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of September 30, 2015 and December 31, 2014, these advances aggregated to a total of $1,369,795 and $1,157,134, respectively.

The Company incurred approximately $104,000 and $144,000 for the three months ended September 30, 2015 and 2014, respectively, and $382,000 and $380,000 for the nine months ended September 30, 2015 and 2014, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 is a balance due to this entity of approximately $45,000 and $0, respectively.

The Company incurred approximately $213,000 and 168,000 for the three months ended September 30, 2015 and 2014, and $422,000 and $385,000 for the nine months ended September 30, 2015 and 2014, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 is a balance due to this entity of approximately $187,000 and $70,000, respectively. The Company also received rental income on office space sublet to this entity of $40,207 and $24,000 for the three months ended September 30, 2015 and 2014 and $98,452 and $72,000 for the nine months ended September 30, 2015 and 2014, respectively, there were no receivables outstanding at September 30, 2015 and December 31, 2014, respectively.

The Company incurred approximately $3.6 million and $807,000 for the three months ended September 30, 2015 and 2014, respectively, and $8.3 million and $3.1 for the nine months ended September 30, 2015 and 2014, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in accounts payable at September 30, 2015 and December 31, 2014 is a balance due to this entity of $187,000 and $6,669, respectively.

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

The Company estimates the fair value of the derivative liability using the Monte Carlo method, which is comprised of the $14,100,000 in payments and the $900,000 in contingent sign-on bonus for a total of $15,000,000. The fair value of the derivative liability was initially measured on October 16, 2013 and is re-measured at the end of every reporting period with the change in value over the period reported in the statements of operations and comprehensive income (loss) as a derivative income or loss. In applying the Monte Carlo method, the Company uses the following key inputs and assumptions; the stock price on the valuation date, the exercise price of the warrants of $5.00, the trigger price of $6.25, the expected volatility which is based on an analysis of comparable companies historical stock price volatilities for a period comparable to the term of the warrants, the expected months until effective registration statement, the term based on the period from the valuation date until the two-year period following the expected date of the effective registration, the risk-free rate based on the rate of US treasury securities with the same term and the discount rate based on the aggregate of the expected short-term margin and the risk-free rate.

The following tables summarize the inputs and assumptions used in valuing derivative liabilities:

	September 30, 2015	December 31, 2014

Fair value of derivative liability (3)	$2,324,000	$6,241,000

Significant assumptions (or ranges):
Trading market values (1)	$3.55	$4.85
Term (years) (2)	4 months, 27 days	1 year, 58 days
Expected volatility (1)	67.0%	26.8%
Risk-free rate (2)	0.05%	0.32%
Discount rate (3)	0.91%	1.18%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $1,139,000 and $3,917,000 of income from the change in the fair value of the derivative liability balance during the three and nine months ended September 30, 2015.

Note 11 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to September 30, 2015 and thereafter are as follows:

Year Ending December 31,	Expense	Income	Net Amount
2015	$1,490,030	$(314,829)	$1,175,201
2016	8,337,502	(1,279,269)	7,058,233
2017	8,183,697	(1,059,545)	7,124,152
2018	8,306,805	(1,079,640)	7,227,165
2019	8,434,651	(1,116,229)	7,318,422
Thereafter	110,944,547	(3,084,946)	107,859,601
Total	$145,697,232	$(7,934,458)	$137,762,774

Rent expense (including percentage rent of $71,428 and $101,936 for the three months ended September 30, 2015 and 2014, respectively and $239,204 and $329,545 for the nine months ended September 30, 2015 and 2014, respectively), included in continued operations, amounted to $937,700 and $779,164 for the three months ended September 30, 2015 and 2014 and $2,832,266 and $2,802,466 for the nine months ended September 30, 2015 and 2014, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $179,186 and $188,480 for the three months ended September 30, 2015 and 2014, respectively and $545,348 and $600,099 for the nine months ended September 30, 2015 and 2014, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Management fees amounted to $258 and $19,156 for the three months ended September 30, 2015 and 2014, respectively and $39,132 and $60,324 for the nine months ended September 30, 2015 and 2014, respectively. Included in accounts payable at September 30, 2015 and December 31, 2014 are amounts due for management fees of $0 and $27,365, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,015,876 and $1,059,993 for the three months ended September 30, 2015 and 2014, respectively, and $3,589,914 and $3,604,433 for the nine months ended September 30, 2015 and 2014, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $148,521 and $163,199 for the three months ended September 30, 2015 and 2014, respectively, and $425,469 and $462,313 for the nine months ended September 30, 2015 and 2014, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $148,191 and $195,792 for the three months ended September 30, 2015 and 2014, respectively, and $476,608 and $554,039 for the nine months ended September 30, 2015 and 2014, respectively. Included in accounts receivable and other assets at September 30, 2015 and December 31, 2014 are amounts due for management fees and reimbursable expenses of $313,685 and $377,320, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $346,448 and $430,450 for the three months ended September 30, 2015 and 2014, respectively, and $940,997 and $1,129,341 for the nine months ended September 30, 2015 and 2014, respectively. Included in accounts receivable at September 30, 2015 and December 31, 2014 are amounts due for management fees of $929,689 and $200,124, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and food and beverage services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. In addition, TOG (Milan) S.L.R. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $154,241 for the three and nine months ended September 30, 2015. Included in accounts receivable and other assets at September 30, 2015 are amounts due for management fees of $430,084.

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Other current assets	$48,343	$67,676
Due from related parties	806,846	814,227
Assets of discontinued operations - current	855,189	881,903
Property and equipment, net	169,175	169,175
Security deposits	75,000	75,000
Assets of discontinued operations - long term	244,175	244,175
Accounts payable and accrued liabilities	409,108	551,266
Due to related parties (1)	3,606,667	3,654,552
Liabilities of discontinued operations - current	4,015,775	4,205,818

Net assets	$(2,916,411)	$(3,079,740)

(1) Note - due to related parties represents amounts due to consolidating entities that are eliminated in consolidation.

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$102,330
Costs and Expenses	(62,501)	(177,050)	(23,929)	1,196,706
Net loss from discontinued operations, net of taxes	$62,501	$177,050	$23,929	$(1,094,376)

Note 13 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2015 and December 31, 2014, there were 24,972,515 and 24,940,195, outstanding shares of Common Stock, respectively, and no outstanding shares of preferred stock.

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

As of September 30, 2015, all 1,702,578 options outstanding were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

For the three months ended September 30, 2015 and 2014, the Company recognized $162,850 and $159,385, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recognized $506,853 and $326,753 of non-cash stock-based compensation expense related to options, respectively, in general and administrative expense in the consolidated statements of operations.

As of September 30, 2015, there was approximately $3,733,014 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.6 years.

A summary of the status of stock option awards and changes during the nine months ended September 30, 2015 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2014	2,046,578	$5.00

Cancelled, expired, or forfeited	344,000	—
Outstanding at Exercisable at September 30, 2015	1,702,578	$5.01	9.44	$—
Exercisable at September 30, 2015	599,680	$5.20	9.44	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the nine months ended September 30, 2015 was $1.86.

On May 18, 2015, the Company granted four board members an unrestricted immediate vesting grant of 8,080 shares each. The closing stock price was $4.95. The Company recorded compensation expense related to these awards of $0 and $160,000 for the three and nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
STKs	$13,304,698	$10,375,136	$35,425,710	$27,807,365
F&B	1,939,376	1,945,363	6,112,629	6,207,523
Other	9,809	69,685	393,023	915,556

	$15,253,883	$12,390,184	$41,931,362	$34,930,444

Segment Profits (loss):
STKs	$1,200,787	$1,564,275	$2,803,271	$3,488,507
F&B	1,939,376	1,945,363	6,112,629	6,207,523
Other	(40,753)	(176,877)	34,748	90,488

Total segment profit	3,099,410	3,332,761	8,950,648	9,786,518

General and administrative	2,610,599	1,922,482	7,647,589	6,024,364
Depreciation and amortization	630,249	327,810	1,620,009	1,000,464
Interest expense, net of interest income	1,210	(6,268)	(3,980)	52,220
Other	823,697	(224,079)	(170,154)	(2,329,785)

Income from continuing operations before provision for income taxes	$(966,345)	$1,312,816	$(142,816)	$5,039,255

	September 30, 2015	December 31, 2014

Property & equipment, net:
STKs	$25,604,325	$17,456,993
F&B	364,755	229,771
Other	230,271	1,128,861
Total	$26,199,351	$18,815,625

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
United States:
Revenues - owned units	$13,314,507	$10,444,821	$35,818,733	$28,709,010
Management, incentive and royalty fee revenue	1,384,556	1,360,148	4,385,104	4,346,117

Foreign:
Revenues - owned units	$—	$—	$—	$13,911
Management and development fee revenue	554,820	585,216	1,727,525	1,861,407

The following table contains certain financial information by geographic location at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
United States:
Net assets	$12,815,249	$6,290,470

Foreign:
Net assets	$4,683,427	$890,464

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
The Company recognized an income tax expense of $922,427 for the three months ended September 30, 2015, compared to income tax expense of $462,898 for the three months ended September 30, 2014. The Company’s effective tax rate was (123.69)% for the three months ended September 30, 2015 compared to 35.26% for the three months ended September 30, 2014.
The Company recognized income tax benefit of $5.6 million for the nine months ended September 30, 2015, compared to income tax expense of $813,580 for the nine months ended September 30, 2014. The Company’s effective tax rate, exclusive of the discrete tax benefit, was approximately (129.31)% for the nine months ended September 30, 2015, compared to 59.9%

for the nine months ended September 30, 2014. The net decrease in the effective tax rate, exclusive of the discrete tax benefit, for the nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the release of the valuation allowance on deferred tax assets amounting to $2.2 million that impacted the normalized rate during these periods.

Note 19 - Subsequent events:

On October 21, 2015, the Company and SBEEG Holdings, LLC ("sbe") announced that it was in their mutual interests to terminate the agreements relating to the acquisition of sbe's Katsuya and Cleo brands and entered into a Termination and Mutual Release Agreement, dated as of October 21, 2015.

On October 7, 2015, the Company received a payment of $67,680 in full settlement of the property damage portion of the insurance claim relating to water damages sustained at STK Miami. The Company filed a claim for property damages in the estimated amount of $500,000 and has received approximately $443,000 to date against this claim.

On October 5, 2015, the Company announced that it entered into an agreement with Standard Life Assurance Limited to open an STK Rebel in Edinburgh, Scotland in 2017.

On November 16, 2015, the Company announced the signing of a license agreement with Foxhole Holdings Limited to open an STK in Ibiza, Spain. The restaurant is expected to open in 2017.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or "F&B" services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of November 16, 2015, we owned and operated (under lease agreements) 12 and managed (under management agreements) 15 restaurants and lounges globally, including 10 STKs in major metropolitan cities in the United States and Europe (of which seven (7) are owned and three (3) managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at September 30, 2015 were $11.2 million, $123 and 40%, respectively.

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

Net income for the nine months ended September 30, 2015 and 2014 was $5.5 million and $3.1 million, respectively, and included income from discontinued operations of $(62,501) for the nine months ended September 30, 2015 compared to net loss from discounted operations of $1.1 million for the nine months ended September 30, 2014, respectively. Net loss for the three months ended September 30, 2015 was $1.8 million compared to net income for the three months ended September 30, 2014 of $1.0 million, respectively, and included income from discontinued operations of $(23,929) and $(177,050) for the three months ended September 30, 2015 and 2014, respectively. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in February 2014. Included in the and nine month period ended September 30, 2015 is a one time net reversal of a deferred tax allowance of approximately $6.2 million. In addition, the nine months ended September 30, 2015 and 2014 included non-cash derivative income of $3.9 million and $1.8 million, respectively, from an adjustment of our derivative liability balance and the three months ended September 30, 2015 and 2014 included non-cash derivative income of $1.1 million and derivative expense of $1.0 million, respectively.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier for damages related to business interruption. On June 26, 2015, we reached a settlement of $1.1 million on this claim and as of September 30, 2015 we recorded a receivable for the final payment of $700,000. For the nine months ended September 30, 2015, we have recorded in other income a $550,000 gain based on recoveries and $550,000 that was netted against pre-opening expenses. We also filed a claim for property damages of approximately $500,000 of which we have negotiated a final settlement with our insurance carrier and received approximately $443,000 in total.

Recent Developments

On September 30, 2015, we commenced operations at STK Chicago at 360 North State Street, Chicago, Illinois.

On October 21, 2015, the Company and SBEEG Holdings, LLC ("sbe") announced that it was in their mutual interests to terminate the agreements relating to the acquisition of sbe's Katsuya and Cleo brands and entered into a Termination and Mutual Release Agreement, dated as of October 21, 2015.

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

Expansion Through New Food & Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new food and beverage hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three and nine months ended September 30, 2015 as and September 30, 2014, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels, casinos and other high-end locations globally and includes an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of September 30, 2015, beverage sales comprised 42% of STK and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 58%. This indicator assists management in understanding the trends in gross margins of the units.

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

Marketing. Marketing includes the cost of goods used specifically for complimentary purposes as well as general public relation costs related to the specific unit, but excluding any discounts such as management and employee meals. Marketing costs will typically be higher during the first 18 months of a unit’s operations.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, Transaction costs, losses from discontinued operations, derivative income (expense) and stock based compensation. EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

We believe that EBITDA and Adjusted EBITDA are more appropriate measures of operating performance, as they provide a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business as well as evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821
Net income attributable to noncontrolling interest	189,698	279,542	217,039	92,478
Net (loss) income	(1,826,271)	1,026,968	5,500,617	3,131,299
Interest expense, net of interest income	1,210	(6,268)	(3,980)	52,220
Provision (benefit) for income taxes	922,427	462,898	(5,619,504)	813,580
Depreciation and amortization	630,249	327,810	1,620,009	1,000,464

EBITDA	(272,385)	1,811,408	1,497,142	4,997,563

Deferred rent (1)	414,915	102,259	575,334	289,419
Pre-opening expenses	1,634,171	315,905	4,399,192	1,149,078
Non-recurring gain	—	(1,200,000)	—	(1,200,000)
Transaction costs	405,797	—	506,131	—
Loss (income) from discontinued operations	(62,501)	(177,050)	(23,929)	1,094,376
Derivative (income) expense	(1,139,000)	991,588	(3,917,000)	(1,793,124)
Stock based compensation	162,850	159,385	666,853	326,753

Adjusted EBITDA	1,143,847	2,003,495	3,703,723	4,864,065
Adjusted EBITDA attributable to noncontrolling interest	320,618	252,410	488,275	449,822
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$823,229	$1,751,085	$3,215,448	$4,414,243

(1)	Deferred rent is included in unit operating expenses on the statement of income.

Adjusted Net (Loss) income. We define Adjusted Net (loss) income as Net (loss) income before discontinued operations, non-recurring gains, transaction costs, derivative expense, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net (loss) income has been presented in this Report and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net (loss) income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net (loss) income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net (loss) income to Adjusted Net (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821
Net income attributable to noncontrolling interest	189,698	279,542	217,039	92,478

Net (loss) income	(1,826,271)	1,026,968	5,500,617	3,131,299

Transaction costs	405,797	—	506,131	—
Loss from discontinued operations, net of taxes	(62,501)	(177,050)	(23,929)	1,094,376
Derivative (income) expense	(1,139,000)	991,588	(3,917,000)	(1,793,124)
Non-recurring gain		(1,200,000)		(1,200,000)
Stock based compensation	162,850	159,385	666,853	326,753
Deferred tax allowance reversal, net	636,426	—	(5,545,216)
Adjusted net (loss) income	(1,822,699)	800,891	(2,812,544)	1,559,304
Adjusted net income attributable to noncontrolling interest	189,698	184,816	217,039	54,565
Adjusted net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,012,397)	$616,075	$(3,029,583)	$1,504,739

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	$13,314,507	$10,444,821	$35,818,733	$28,722,921
Management and incentive fee revenue (1)	1,939,376	1,945,363	6,112,629	6,207,523
Total revenue	15,253,883	12,390,184	41,931,362	34,930,444

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,346,841	2,811,806	9,082,231	7,482,382
Unit operating expenses	8,807,632	6,245,617	23,898,483	17,661,544
General and administrative	2,610,599	1,922,482	7,647,589	6,024,364
Depreciation and amortization	630,249	327,810	1,620,009	1,000,464
Management and royalty fees	310	(35,214)	46,959	60,324
Pre-opening expenses	1,634,171	315,905	4,399,192	1,149,078
Transaction Costs	405,797	—	506,131	—
Equity in income of investee companies	(205,273)	(268,660)	(728,504)	(588,996)
Derivative (income) expense	(1,139,000)	991,588	(3,917,000)	(1,793,124)
Interest expense, net of interest income	1,210	(6,268)	(3,980)	52,220
Other (income) expense	127,692	(1,227,698)	(476,932)	(1,157,067)

Total cost and expenses	16,220,228	11,077,368	42,074,178	29,891,189

(Loss) income from continuing operations before provision (benefit) for income taxes	(966,345)	1,312,816	(142,816)	5,039,255

Provision (benefit) for income taxes	922,427	462,898	(5,619,504)	813,580

(Loss) income from continuing operations	(1,888,772)	849,918	5,476,688	4,225,675

Loss (income) from discontinued operations, net of taxes	(62,501)	(177,050)	(23,929)	1,094,376

Net (loss) income	(1,826,271)	1,026,968	5,500,617	3,131,299
Less: net income attributable to noncontrolling interest	189,698	279,542	217,039	92,478

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	$(2,078,470)	$570,376	$5,259,649	$4,133,197
Loss (income) from discontinued operations, net of taxes	(62,501)	(177,050)	(23,929)	1,094,376
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,015,969)	$747,426	$5,283,578	$3,038,821
Other comprehensive loss
Currency translation adjustment	(30,900)	(78,177)	(261,743)	(33,955)

Comprehensive (loss) income	$(2,046,869)	$669,249	$5,021,835	$3,004,866

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $67,171,921 and $67,516,956 for the nine months ended September 30, 2015 and 2014, respectively, and $23,013,359 and $22,744,026 for the three months ended September 30, 2015 and 2014, respectively.
The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Owned unit net revenues	87.3%	84.3%	85.4%	82.2%
Management and incentive fee revenue	12.7%	15.7%	14.6%	17.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.1%	26.9%	25.4%	26.1%
Unit operating expenses (1)	66.2%	59.8%	66.7%	61.5%
General and administrative	17.1%	15.5%	18.2%	17.2%
Depreciation and amortization	4.1%	2.6%	3.9%	2.9%
Management and royalty fees	—%	(0.3)%	0.1%	0.2%
Pre-opening expenses	10.7%	2.5%	10.5%	3.3%
Transaction costs	2.7%	—%	1.2%	0%
Equity in income of investee companies	(1.3)%	(2.2)%	(1.7)%	(1.7)%
Derivative (income) expense	(7.5)%	8.0%	(9.3)%	(5.1)%
Interest expense, net of interest income	—%	(0.1)%	—%	0.1%
Other (income) expense	0.8%	(9.9)%	(1.1)%	(3.3)%

Total cost and expenses	106.3%	89.4%	100.3%	85.6%

(Loss) income from continuing operations before provision (benefit) for income taxes	(6.3)%	10.6%	(0.3)%	14.4%

Provision (benefit) for income taxes	6.0%	3.7%	(13.4)%	1.5%

(Loss) income from continuing operations	(12.4)%	6.9%	13.1%	12.1%

Loss (income) from discontinued operations, net of taxes	(0.4)%	(1.4)%	(0.1)%	3.1%

Net (loss) income	(12.0)%	25.7%	13.1%	9.4%
Less: net income attributable to noncontrolling interest	1.2%	2.3%	0.5%	0.3%

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(13.2)%	6.0%	12.6%	8.7%

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(13.6)%	4.6%	12.5%	11.8%
Loss (income) from discontinued operations, net of taxes	(0.4)%	(2.8)%	(0.1)%	(5.6)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(13.2)%	6.0%	12.6%	8.7%

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(13.2)%	6.0%	12.6%	8.7%
Other comprehensive loss
Currency translation adjustment	(0.2)%	(0.6)%	(0.6)%	(0.1)%

Comprehensive (loss) income	(13.4)%	5.4%	12.0%	8.6%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$13,304,698		$9,809	$13,314,507	$10,375,136		$69,685	$10,444,821
Management and incentive fee revenue		$1,939,376		1,939,376		$1,945,363		1,945,363
Total revenue	13,304,698	1,939,376	9,809	15,253,883	10,375,136	1,945,363	69,685	12,390,184

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,343,549		3,292	3,346,841	2,782,788		29,017	2,811,805
Unit operating expenses	8,760,362		47,270	8,807,632	6,028,073		217,545	6,245,618
Total cost and expenses	12,103,911	—	50,562	12,154,473	8,810,861	—	246,562	9,057,423

Income (loss) from restaurant and hospitality operations	$1,200,787	$1,939,376	$(40,753)	3,099,410	$1,564,275	$1,945,363	$(176,877)	3,332,761

General and administrative				2,610,599				1,922,482
Transaction costs				405,797				—
Depreciation and amortization				630,249				327,810
Management and royalty fees				310				(35,214)
Pre-opening expenses				1,634,171				315,905
Equity in income (loss) of subsidiaries				(205,273)				(268,660)
Derivative expense				(1,139,000)				991,588
Interest expense, net of interest income				1,210				(6,268)
Other (income) expense				127,693				(1,227,698)
Total cost and expenses				4,065,756				2,019,945

Income from continuing operations before provision for income taxes				$(966,346)				$1,312,816

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$35,425,710		$393,023	$35,818,733	$27,807,365		$915,556	$28,722,921
Management and incentive fee revenue		$6,112,629		6,112,629		$6,207,523		$6,207,523
Total revenue	35,425,710	6,112,629	393,023	41,931,362	27,807,365	6,207,523	915,556	34,930,444

Cost and expenses:
Owned operating expenses:
Food and beverage costs	8,985,908		96,323	9,082,231	7,269,154		213,228	7,482,382
Unit operating expenses	23,636,531		261,952	23,898,483	17,049,704		611,840	17,661,544
Total cost and expenses	32,622,439	—	358,275	32,980,714	24,318,858	—	825,068	25,143,926

Income from restaurant and hospitality operations	$2,803,271	$6,112,629	$34,748	8,950,648	$3,488,507	$6,207,523	$90,488	9,786,518

General and administrative				7,647,589				6,024,364
Transaction costs				506,131				—
Depreciation and amortization				1,620,009				1,000,464
Management and royalty fees				46,959				60,324
Pre-opening expenses				4,399,192				1,149,078
Equity in income (loss) of subsidiaries				(728,504)				(588,996)
Derivative income				(3,917,000)				(1,793,124)
Interest expense, net of interest income				(3,980)				52,220
Other (income) expense				(476,931)				(1,157,067)
Total cost and expenses				9,093,465				4,747,263

Income from continuing operations before provision for income taxes				$(142,817)				$5,039,255

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $2.9 million, or 28.2%, from $10.4 million for the three months ended September 30, 2014 to $13.3 million for the three months ended September 30, 2015. This increase was primarily due to the reopening of our STK in Miami and the food and beverage services at the W Hotel Westwood in Los Angeles, California, and to a lesser extent an increase in same store sales. Comparable owned STK unit sales increased $28,000, or 0.3% from $8.2 million for the three months ended September 30, 2014 to $8.2 million for the three months ended September 30, 2015.

Owned unit net revenues in our Other segment decreased $60,000, or 85.9%, from $70,000 for the three months ended September 30, 2014 to $10,000 for the three months ended September 30, 2015.

Management and incentive fee revenue. Management and incentive fee revenues decreased $6,000, or 0.3%, from $1.9 million during the three months ended September 30, 2014 to $1.9 million for the three months ended September 30, 2015. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in currency exchange rates compared to the same period in 2014 as well as a decline in our management and incentive fee revenue for our STK in Las Vegas. This was partially offset by an increase in our management fee revenue at TOG Milan which was not in operation in 2014. For the three months ended September 30, 2015 and September 30, 2014, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended September 30, 2015, comparable unit sales of owned or managed STK decreased 0.2% as compared to the three months ended September 30, 2014.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $561,000, or 20.1%, from $2.8 million or 26.8% of owned unit net revenues for the three months ended September 30, 2014 to $3.3 million or 25.1% of owned unit net revenues for the three months ended September 30, 2015. The increase in food and beverage costs related primarily to the STK in Miami and the food and beverage services in Westwood. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 58% for the three months ended September 30, 2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $26,000, or 88.6%, from $29,000 or 41.6% of other owned unit net revenues for the three months ended September 30, 2014 to $3,000 or 33.7% of owned unit net revenues for the three months ended September 30, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $2.7 million, or 49.1%, from $6.0 million or 58.1% of owned unit net revenues for the three months ended September 30, 2014 to $8.8 million or 65.8% of owned unit net revenues for the three months ended September 30, 2015. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the opening of the food and beverage service at the W Hotel Westwood in Los Angeles, California. Unit operating costs in our Other segment decreased $170,000, or 78.3%, from $218,000 at September 30, 2014 to $47,000 at September 30, 2015.

General and administrative. General and administrative costs increased $688,000 to $2.6 million, or 35.8%, during the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014. General and administrative costs as a percentage of total revenues increased from 15.5% for the three months ended September 30, 2014 to 17.1% for the three months ended September 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $302,000, or 92.3%, from $328,000 in the three months ended September 30, 2014 to $630,000 for the three months ended September 30, 2015. The increase is primarily due to the reopening of the STK in Miami.

Management and royalty fees. Management and royalty fees decreased to $310 for the three months ended September 30, 2015 from $35,000 in fees for the three months ended September 30, 2014.

Pre-opening expenses. Restaurant pre-opening costs increased $1.4 million, or 443.0%, from $316,000 or 2.5% of total revenues for the three months ended September 30, 2014 to $1.6 million or 10.7% of total revenues for the three months ended September 30, 2015. The increase is related to pre-opening costs associated with the opening of the STK in Chicago on September 30, 2015 as well as the STKs scheduled to open in Orlando, Denver, San Diego, Dallas and Austin which are scheduled to open in 2016. Included in preopening expenses are deferred rent expense of approximately $600,000.

Equity in income of investee companies. Equity in loss of investee companies decreased by $63,000 from $269,000 for the three months ended September 30, 2014 to $205,000 for the three months ended September 30, 2015, the decrease is primarily related to an decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative income was $1.1 million for the three months ended September 30, 2015, compared to an expense of $1.0 million for the three months ended September 30, 2014. Derivative expense represents the increase in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest income, net of interest expense. Interest expense, net of interest income was $1,000 for the three months ended September 30, 2015, compared to interest income, net interest expense of $6,000 for the three months ended September 30, 2014.

Other (income) expense. Other (income) expense decreased by $1.4 million from $1.2 million of other income, or 9.9% of total revenues for the three months ended September 30, 2014, to $128,000 of other expense, or 0.8% of total revenues, for the three months ended September 30, 2015. The difference is due to a $1.2 million payment received in connection with the termination of our management agreement at the Perry Hotel in Miami.

Provision (benefit) for income taxes. Income tax expense increased by $459,000 to a $922,000 tax expense during the three months ended September 30, 2015 from $463,000 during the three months ended September 30, 2014. The tax expense decreased due to the net reversal of the deferred tax asset valuation allowance of $6.2 million. The difference is primarily due to the release of the valuation allowance of $7.7 million.

Income (loss) from discontinued operations. During the three months ended September 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the three months ended September 30, 2015. Loss from discontinued operations decreased by $207,000 from a gain of $177,000 during the three months ended September 30, 2014 to a loss of $29,000 during the three months ended September 30, 2015.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $90,000 to $190,000 for the three months ended September 30, 2015 from $280,000 during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $7.6 million, or 27.4%, from $27.8 million for the nine months ended September 30, 2014 to $35.4 million for the nine months ended September 30, 2015. This increase was primarily due to the reopening of our STK in Miami, the opening of our STK in Washington, D.C. and the food and beverage services at the W Hotel Westwood in Los Angeles, California. Comparable owned STK unit sales decreased $45,000, or 0.2% from $22.7 million for the nine months ended September 30, 2014 to $22.7 million for the nine months ended September 30, 2015. The decrease related to the STKs in New York City and was attributed to the harsh weather conditions that existed throughout most of the first quarter of 2015.

Owned unit net revenues in our Other segment decreased $523,000, or 57.1%, from $916,000 for the nine months ended September 30, 2014 to $393,000 for the nine months ended September 30, 2015. This decrease is primarily due to a decrease in sales at Cucina Asellina in Atlanta and a decrease in revenue from off-site Super Bowl related catering events.

Management and incentive fee revenue. Management and incentive fee revenues decreased $95,000, or 1.5%, from $6.2 million during the nine months ended September 30, 2014 to $6.1 million for the nine months ended September 30, 2015. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in exchange rates compared to the same period in 2014. This was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas and TOG Milan which was not in operation in 2014. For the nine months ended September 30, 2015 and September 30, 2014, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the nine months ended September 30, 2015, comparable unit sales of owned or managed STKs increased 0.6% as compared to the nine months ended September 30, 2014. This excludes our STK in London which was closed for several days in April due to a power failure in the section of London in which it is located.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.7 million, or 23.6%, from $7.3 million or 26.1% of owned unit net revenues for the nine months ended September 30, 2014 to $9.0 million or 25.4% of owned unit net revenues for the nine months ended September 30, 2015. The increase in food and beverage costs related primarily to the STK in Washington, D.C., which was not open the entire period in 2014, and the STK in Miami, as well as the food and beverage services at the W Hotel Westwood in Los Angeles, California, and were partially offset by management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 58% and 57% for the nine months ended September 30,

2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $117,000, or 54.8%, from $213,000 or 23.3% of other owned unit net revenues for the nine months ended September 30, 2014 to $96,000 or 24.5% of owned unit net revenues for the nine months ended September 30, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $6.8 million, or 40.0%, from $17.0 million or 61.3% of owned unit net revenues for the nine months ended September 30, 2014 to $23.6 million or 66.7% of owned unit net revenues for the nine months ended September 30, 2015. The increase in operating expenses was primarily due to the reopening of our STK in Miami, the STK in Washington, D.C., which was not opened the entire period in 2014 and the food and beverage services at the W Hotel Westwood in Los Angeles, California. Unit operating costs in our Other segment decreased $350,000, or 57.2%, from $612,000 at September 30, 2014 to $262,000 at September 30, 2015.

General and administrative. General and administrative costs increased $1.6 million to $7.6 million, or 26.9%, during the nine months ended September 30, 2015 from $6.0 million for the nine months ended September 30, 2014. General and administrative costs as a percentage of total revenues increased from 17.2% for the nine months ended September 30, 2014 to 18.2% for the nine months ended September 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in stock based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $620,000, or 61.9%, from $1.0 million in the nine months ended September 30, 2014 to $1.6 million for the nine months ended September 30, 2015. The increase is primarily due to the opening of the STK in Washington D.C. and the reopening of the STK in Miami.

Management and royalty fees. Management and royalty fees decreased to $47,000 for the nine months ended September 30, 2014 from $60,000 in fees for the nine months ended September 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $3.4 million, or 297.8%, from $1.1 million or 3.3% of total revenues for the nine months ended September 30, 2014 to $4.4 million or 10.5% of total revenues for the nine months ended September 30, 2015. The increase is related to pre-opening costs associated with the reopening of STK Miami in March 2015, the food and beverage services at the W Hotel Westwood in Los Angeles, the STK which opened in Chicago on September 30, 2015 as well as the STKs scheduled to open in Orlando, Denver, San Diego, Dallas and Austin which are scheduled to open in 2016. Included in preopening expenses are deferred rent expense of approximately $1.8 million. Preopening expenses were partially offset by reimbursable expenses under our business interruption policy of $550,000 related to water damage at STK Miami recorded during the nine months ended September 30, 2015.

Equity in income of investee companies. Equity in income of investee companies increased by $140,000 from $589,000 for the nine months ended September 30, 2014, to $729,000 for the nine months ended September 30, 2015 primarily related to an increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative income was $3.9 million for the nine months ended September 30, 2015, compared to income of $1.8 million for the nine months ended September 30, 2014. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants.

Interest income, net of interest expense. Interest income, net of interest expense was $4,000 for the nine months ended September 30, 2015, compared to interest expense, net of interest income of $52,000 for the nine months ended September 30, 2014.

Other income. Other income decreased by $680,000 from $1.2 million, or 3.3% of total revenues for the nine months ended September 30, 2014 to $477,000 of other income, or 1.1% of total revenues, for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded business interruption income of $550,000 related to water damage at STK Miami incurred in December 2014. The difference is due to a $1.2 million payment received in connection with the termination of our management agreement at the Perry Hotel in Miami.

Provision (benefit) for income taxes. Income tax expense decreased by $6.4 million to a $5.6 million tax benefit during the nine months ended September 30, 2015 from a $814,000 tax expense during the nine months ended September 30, 2015. The tax expense decreased due to the net reversal of the deferred tax asset valuation allowance of $6.2 million.

Loss from discontinued operations. During the nine months ended September 30, 2014, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the nine months ended September 30, 2015. Loss from discontinued operations decreased by $1.0 million from a loss of $1.1 million during the nine months ended September 30, 2014 to a loss of $24,000 during the nine months ended September 30, 2015.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased $125,000, or 117.1%, to a loss of $217,000 for the nine months ended September 30, 2015 from $92,000 of income during the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 to 18 months, including costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of September 30, 2015, we had cash and cash equivalents of approximately $1.8 million.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(680)	(559)
Investing activities	(8,697)	(4,195)
Financing activities	3,532	1,477
Effect of exchange rate changes on cash	(264)	(34)
Net (decrease) increase in cash and cash equivalents	$(6,109)	$(3,311)

Operating Activities

For the nine months ended September 30, 2015, cash flows used in operating activities were $680,000, consisting of net income of $5.5 million, which included a loss from discontinued operations of $24,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $8.3 million, including a net reversal of the deferred tax valuation allowance of $6.2 million, a non-cash derivative income of $3.9 million, and a non-cash stock-based compensation of $667,000. Net cash outflow of operating assets and liabilities totaled $2.1 million and included decreases in accounts receivable of $123,000, accounts payable and accrued expenses of $2.6 million and inventory of $72,000 and an increase in prepaid expenses of $679,000.

For the nine months ended September 30, 2014, cash flows used in operating activities were $559,000, consisting of net income of 3.1 million, which included a loss from discontinued operations of $1.1 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.0 million, including a non-cash derivative income of $1.8 million and non-cash stock-based compensation of $327,000. Net cash outflow of operating assets and liabilities totaled $3.3 million and included increases in accounts receivable of $805,000, a decrease in prepaid expenses of $263,000, increases in other assets of $43,000 and a decrease of $2.9 million in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $8.7 million, consisting primarily of purchases of property and equipment of $9.0 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in amounts due from related parties of $232,000 and an increase in distributions from equity investees in subsidiaries of $539,000.

Net cash used in investing activities for the nine months ended September 30, 2014 was $4.2 million, consisting primarily of purchases of property and equipment of $4.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and an increase in amounts due from related parties of $60,000 and an increase in distributions from equity investees of $503,000.

Financing Activities

Net cash provided financing activities for the nine months ended September 30, 2015 was $3.5 million, consisting of proceeds from our term loan and equipment loan of $4.7 million and principal payments made on our term loan of $1.2 million. This was partially offset by distributions to members of $524,000.

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

As of September 30, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of September 30, 2015, amounts borrowed under the Term Loan were approximately $6.4 million.

On June 2, 2015, the Company and its affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at September 30, 2015 was $4.2 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of September 30, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants in 2015 and 2016.

On June 5, 2015 the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. The Agreement calls for sixty (60) monthly payments of $16,667 plus interest commencing July 1, 2015.

At September 30, 2015 amounts borrowed under the Agreement were approximately $452,000.

We believe that net cash provided by anticipated operating activities, net proceeds received by us in connection with the Merger and existing available borrowings under our Term Loan Agreement and Second Term Loan will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

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

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. This standard is subsequently updated by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which codifies an SEC staff announcement relative to debt issuance costs for line-of-credit arrangements. The Company does not expect these updates to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 and ASU 2015-15 prior to their effective dates.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The update states that inventory should be measured at the lower of cost and “net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis.
The amendment is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-11 prior to the effective date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred, during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

2.1
Asset Purchase Agreement, dated as of July 9, 2015, among the Company, Wasabi Holdings, LLC, SBEEG Holdings, LLC, SBE Restaurant Group, LLC, SBE/KATSUYA Middle East, LLC, and SBE Licensing, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015).

2.2
Agreement and Plan of Merger, dated as of July 9, 2015, among the Company, SBEEG Holdings, LLC, Wasabi Acquisition H&V, LLC and Katsuya H&V, LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015).

2.3
Agreement and Plan of Merger, dated as of July 9, 2015, among the Company, SBEEG Holdings, LLC, Wasabi Acquisition USA, LLC and Katsu USA, LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015).

2.4
Agreement and Plan of Merger, dated as of July 9, 2015, among the Company, SBEEG Holdings, LLC, Wasabi Acquisition Glendale, LLC and Katsuya-Glendale, LLC (incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015).

2.5
Agreement and Plan of Merger, dated as of July 9, 2015, among the Company, SBEEG Holdings, LLC, Wasabi Acquisition Downtown, LLC and Katsuya Downtown L.A., LLC (incorporated by reference to Exhibit 2.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2015).

2.6
First Amendment to Asset Purchase Agreement, dated as of August 28, 2015, among the Company, Wasabi Holdings, LLC, SBEEG Holdings, LLC, SBE Restaurant Group, LLC, SBE/KATSUYA Middle East, LLC, and SBE Licensing, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

2.7
Termination and Mutual Release Agreement, dated as of October 21, 2015, by and among The ONE Group Hospitality, Inc., Wasabi Holdings, LLC, SBEEG Holdings, LLC, SBE Restaurant Group, LLC, SBE/Katsuya Middle East, LLC, SBE Licensing, LLC, SBE/Katsuya USA, LLC, Katsu-Glendale, LLC, Wasabi Acquisition Glendale, LLC, Katsu USA, LLC, Wasabi Acquisition USA, LLC, Katsuya-H&V, LLC, Wasabi Acquisition H&V, LLC, Katsuya-Downtown L.A., LLC, Wasabi Acquisition Downtown, LLC, Katsuya Uechi, SBE Entertainment Group and SBE Hotel Group (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Statements of Operations for the Three Months Ended September 30, 2015 and 2014 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Three Months Ended September 30, 2015 and 2014; (iv) Statements of Cash Flows for the Three Months Ended September 30, 2015 and 2014 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer