Form 10-K
period 2015-12-31
ONE Group Hospitality, Inc.
filed 2016-03-30
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 000-52651

The ONE Group Hospitality, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
411 W. 14th Street, 2nd Floor, New York, New York	10014
(Address of principal executive offices)	Zip Code

646-624-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $60,198,836.
Number of shares of Common Stock outstanding as of March 30, 2016:  24,989,560.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2016.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. Turn-key food and beverage services are food and beverage services that can be scaled and implemented by us at a particular hospitality venue and customized per the requirements of the client. We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance and cuisine into one great experience. Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality of a traditional upscale steakhouse. Our food and beverage hospitality management services, or “F&B,” include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients include global hospitality companies such as the W Hotel, Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, ME Hotels and Hyatt Hotels.

We opened our first restaurant in January 2004 and as of March 30, 2016, we owned and operated (under lease agreements) 13 and managed (under management agreements) 15 restaurants and lounges, including ten STKs in major metropolitan cities in the United States and Europe (of which seven are owned and three managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements. We generate management and incentive fee revenue from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All of our restaurants, lounges and F&B services are designed to create a social dining and entertainment experience within a destination location. We believe that this design philosophy separates us from more traditional restaurant and foodservice competitors. Our net income for the years ended December 31, 2015 and 2014 was $7.1 million and $5.0 million, respectively. Net income for the year ended December 31, 2015, including derivative income of $6.1 million related to the contingent payment associated with the potential exercise of our publicly traded warrants, a non cash impairment loss of approximately $3.0 million primarily relating to our STK location in Washington, DC and the loss from discontinued operations of $(2,476). On February 27, 2016, our publicly traded warrants expired and approximately 1.4 million shares our Common Stock were forfeited in connection with the expiration of all of the publicly traded warrants. Our net income for the year ended December 31, 2014 included a derivative income of $3.9 million related to the contingent payment associated with the potential exercise of our publicly traded warrants and the loss from discontinued operations of $(1.5) million. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of Tenjune in 2014. Further, we closed the Bagatelle unit in Las Vegas, terminated the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and terminated the lease with The Palms Hotel in Las Vegas for the Xi Shi concept in 2013, we also closed the ONE concept in Atlantic City in 2012, a kiosk in New York City and STKOUT Midtown, which featured burgers and shakes in 2013.

Based on our strong momentum and brand appeal, we expect to continue to expand our operations domestically and internationally through a mix of company owned restaurants and managed units by continuing our disciplined and targeted site selection process and supplemented by the increasingly regular inbound inquiries we receive from office building, hotel and casino owners and landlords to develop and open new locations. We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of approximately $6.0 million over the next 12 months, subject to revision if we enter into new agreements. There can be no assurance that we will be able to expand our operations at the rate we currently expect or at all.

STK

STK is a steakhouse restaurant concept with locations in major metropolitan cities globally. STK artfully blends two concepts into one — the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality of a traditional upscale steakhouse. Each STK location features a large and open restaurant and bar area with a DJ or DJ mix playing music throughout the restaurant so our customers can enjoy a high-energy, fun “destination” environment that encourages social interaction. We believe this concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We currently operate seven owned and three managed STK restaurants in major metropolitan cities globally, such as Atlanta, Chicago, Las Vegas, London, Los Angeles, Miami, Milan, New York and Washington D.C. On February 10, 2014, we entered into a lease agreement with Walt Disney Parks and Resorts U.S., Inc. with respect to the opening of an STK restaurant in Orlando, Florida, which is expected to open in 2016. On August 13, 2014, we announced that we entered into an agreement to operate the F&B services for a hotel in Miami, Florida that will include an STK expected to open in 2016. On November 3, 2014, we entered into a lease agreement to open an STK restaurant in Denver, Colorado in 2016. On June 5, 2015, we entered into lease agreements to open STK restaurants in Austin, Texas, and Dallas, Texas which are expected to open in 2016. On July 15, 2015, we entered into a lease agreement to open an STK restaurant in the Andaz Hotel in San Diego, California. On August 13, 2015, we entered into a management agreement to open an STK in Toronto, Canada, which is expected to open in 2016. On October 5, 2015, we entered into a lease agreement to open an STK restaurant in Edinburgh, Scotland, which is expected to open in 2017. On November 16, 2015, we entered into a license agreement for an STK in Ibiza, Spain, which is expected to open in 2017. On January 21, 2016, we entered into a lease agreement to open an STK restaurant in Boston, Massachusetts, which is expected to open in 2017. Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2015, the average unit volume, check average and beverage mix for owned and managed STK restaurants in either a leased or F&B location that have been open a full twelve months at December 31, 2015 were $11.0 million, $118.99 and 39%, respectively.

F&B Hospitality Services Business

Our F&B hospitality services business provides the development, management and operations for upscale restaurants and turn-key F&B services at high-end hotels and casinos. Through our developmental and operational expertise, we are able to provide comprehensive tailored F&B solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. Currently we are operating under five F&B hospitality management agreements with hotels and casinos throughout the United States and in Europe. Our F&B hospitality clients include global hospitality companies such as the W Hotel, Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino and ME Hotels. The Hyatt Hotels will also be an F&B hospitality client in 2016. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf. Our F&B hospitality contracts generate revenues for us through base management fees, calculated as a percentage of the operation’s revenues, and additional incentive fees based on the operation’s profitability. Our management fee income has decreased from $8.8 million for the year ended December 31, 2014, to $7.9 million for the year ended December 31, 2015, due primarily to a decrease in the incentive fee income at our UK operations. Some of the operations we manage have an STK restaurant on the premises. We typically target F&B hospitality opportunities where we believe we can generate $500,000 to $750,000 of pre-tax income. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability going forward, enabling us to generate management fee income with minimal capital expenditures.

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

Expansion Through New F&B Hospitality Projects

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

Increase Our Operating Efficiency

In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards operational initiatives. Notwithstanding these initiatives, we are targeting same store sales to grow by approximately 0% to 1% annually as a result of our continued focus on this aspect of our growth plan. We also expect operating margin improvements as our restaurants and services mature. However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Operations and Management

Our Chief Operating Officer is responsible for overseeing the operational results of all of our locations. Our locations are organized into different regions, each serviced by a Regional Director of Operations who reports directly to our Chief Operating Officer. Each location is managed by a General Manager who reports to his or her Regional Director of Operations. The General Manager of each location has primary accountability for ensuring compliance with our operating standards and for overseeing all of the location’s full and part time employees. The General Managers are assisted in the day-to-day operations of the restaurant by a Floor Manager who is directly responsible for the supervision of the bar, host, server, runner and busser personnel. The Executive Chef supervises and coordinates all back-of-the-house operations, including ensuring that our quality standards are being met and maintaining a safe, efficient and productive work environment.

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

On a company-wide basis, no supplier of food accounts for more than 30% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of such purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of any one or a few suppliers would not have a material adverse effect on our costs of supplies.

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

Seasonality

Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. For example, the adverse weather conditions in New York City in early 2015 negatively impacted our revenues during that period and as a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Employees

As of December 31, 2015, we employed 69 persons in our corporate office and an aggregate of 141 full-time salaried employees at our locations. In addition, we rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. Average head count for employees in our restaurants is 88. Combining full-time and part-time employees, we employ and manage over 1,600 persons worldwide.

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

Available Information

The Company’s internet address is www.togrp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC's public reference facilities at 100 F Street, N.E., Room 1580 Washington, DC, 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference facilities. SEC filings are also available at the SEC's web site at http://www.sec.gov.

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

Our STK locations in New York and Las Vegas represented approximately 10% (Downtown), 9% (Midtown) and 17% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 15% of our total revenues (both owned and managed properties) in 2015. Accordingly, we are susceptible to any fluctuations in the business at our New York, Las Vegas and London locations, whether as a result of adverse economic conditions, negative publicity, and changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City, Las Vegas or London could result in a temporary or permanent closing of that location, could influence potential customers to avoid that geographic region or that location in particular or otherwise lead to a significant decrease in our overall revenues. Any significant interruption in the operation of these locations or other reduction in sales could adversely affect our business and results of operations.

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

Some of our restaurants and food and beverage hospitality services operations are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage our operations, result in fewer customer visits to our locations and otherwise have a material adverse effect on our business.

Sales in any of our restaurants and food and beverage hospitality services operations may be adversely impacted by severe weather conditions, which could cause us to close operations for a period of time and/or incur costly repairs and/or experience a reduction in customer traffic. In addition, the impact of severe weather conditions could cause us to cease operations at the affected location altogether. For example, we believe that the poor weather conditions in the New York City area at the end of 2014 and the beginning of 2015 had a negative impact on our sales and results of operations. In addition and by way of example, excessive heat in locations in which we operate outdoor installations, such as rooftops and pools, could have a material adverse effect on the operations in those locations. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause.

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

Our ability to grow and realize profits from our operations in hotels, casinos and other branded or destination venues are dependent on the success of such venues’ business. We are subject to the actions and business decisions of our clients and third parties, in which we may have little or no influence in the overall operation of the applicable venue and such actions and decisions could have an adverse effect on our business and operations. For example, at STK Miami Beach, a third party contractor working on an unrelated matter caused a sprinkler head to break, resulting in water damage and flooding in the venue as well as a delay in opening the STK from the fourth quarter of 2014 to the first quarter of 2015.

We will need to secure additional financing to support our planned operations.

We will require additional funds for our anticipated operations and to meet our capital needs. We expect to rely on our cash flow from operations, the proceeds from our rights offering completed in February 2016, tenant improvement allowances and other third-party financing for such funds. In the event our cash flow is insufficient to fund our further expansion, this would impede our growth and could materially adversely affect our existing business, financial condition or results of operations. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive. There is no assurance that we will be successful in securing the additional capital we need to fund our business plan on terms that are acceptable to us, or at all.

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

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2015, approximately 44% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, President Barack Obama has called for an increase in the federal minimum wage to at least $10.10 per hour, which, if passed into law, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. For example, in Los Angeles, the City Council passed an ordinance which would increase the minimum wage for hotel workers to $15.37 per hour and which will go into effect on July 1, 2016 for hotels with 150 or more rooms. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected. As such, we may apply for a waiver under the Los Angeles ordinance.

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

We operate STK restaurants as well as food and beverage hospitality services locations in England and Italy. We intend to continue our efforts to grow internationally. Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue. Our foreign operations are subject to all of the same risks as our domestic restaurants and food and beverage hospitality services operations, as well as additional risks including, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source fresh ingredients and other commodities in a cost-effective manner and the availability of experienced management.

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

Further, each of our intellectual property marks is pledged as collateral securing our term loan facility with BankUnited (formerly Herald National Bank). Default under that agreement could enable BankUnited to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business.

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

Our success depends, in large part, upon the popularity of our menu offerings. Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not found in the United States or traced directly to one of our suppliers or our locations, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters, or any other shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, may affect consumers’ perceptions of our locations and the food that we offer, reduce customer visits to our locations and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example purchases of beef represented approximately 30% of our food and beverage costs during each of 2013, 2014 and 2015, and we may not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our operating results, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

We depend upon frequent deliveries of food, alcohol and other supplies, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh products, including beef, seafood, quality produce and related items from reliable sources in accordance with our specifications. While we purchase our food products from a variety of suppliers and believe there to be multiple sources for our food products, if there were to occur any shortages, interruptions or significant price fluctuations in beef or seafood or if our suppliers were unable to perform adequately or fail to distribute products or supplies to our restaurants, or terminate or refuse to renew any contract with us, this could cause a short-term increase of our costs or cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a location, which could adversely affect our business and results of operations.

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

Some of our senior executives, such as Jonathan Segal, our Chief Executive Officer, Sam Goldfinger, our Chief Financial Officer, and Celeste Fierro, our Senior Vice President of Marketing, Sales and Events, are particularly important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. We currently have employment agreements with Messrs. Segal and Goldfinger, however we cannot prevent our executives from terminating their employment with us. Losing the services of any of these individuals could adversely affect our business. We also believe that our senior executives could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. We currently maintain a $5,000,000 key person life insurance policy on Jonathan Segal and in the event of Mr. Segal’s death the proceeds from such policy are payable to us.

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

Restaurant and hospitality companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

In recent years we and other restaurant and hospitality companies have been and are subject to lawsuits (including class actions) alleging, among other things, violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits our business and results of operations would be adversely affected.

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

In addition, the costs of operating our locations may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. For example, the Federal Patient Protection and Affordable Care Act, or PPACA, which was enacted on March 23, 2010, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to employees. In addition, because we have a significant number of locations that reside in certain states, regulatory changes in these states could have a disproportionate impact on our business. If any of the foregoing increased costs were to occur and we were unable to offset the change by increasing our menu prices or by other means, our business and results of operations could be adversely affected.

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

Most of our restaurants and some of our food and beverage hospitality operations are located in premises that we lease (while others are located in premises owned or leased by third parties). Many of our current leases are non-cancelable and typically have terms ranging from ten to 15 years with renewal options for terms ranging from five to ten years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant or other venue at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

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

We and certain of our subsidiaries are parties to term loan agreements dated as of December 17, 2014 and June 2, 2015 (the “Term Loan Agreements”) with BankUnited, N.A. The Term Loan Agreements contain a number of significant restrictive covenants that generally limit our ability to, among other things:

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

 Our Term Loan Agreements limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our Term Loan Agreements also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Term Loan Agreement.” Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our Term Loan Agreements could result in a default under the Term Loan Agreements in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness which consists of substantially all of our assets. If we breach these covenants or fail to comply with the terms of the Term Loan Agreements, and the lenders accelerate the amounts outstanding under the Term Loan Agreements, our business and results of operations would be adversely affected. At December 31, 2015 we were in compliance with all covenants.

We may be dependent on the availability of additional debt financing to support our operations and growth. Any future indebtedness would increase our exposure, would likely limit our operational and financing flexibility and negatively impact our business.

Our ability to continue to grow will be dependent on our ability to raise additional financing. To the extent that this consists of debt, it will increase our liabilities, require additional cash flow to service such debt and will most likely contain further restrictive covenants limiting our financial and operational flexibility. There can be no assurance that such additional financing will be available on favorable terms or at all. Prior to the Merger, we relied upon loans from our President and Chief Executive Officer Jonathan Segal and related entities. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If our operations do not generate sufficient cash flow to service our debt, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that are not acceptable to us. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Our ability to raise capital and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

Information technology system failures or failure to maintain a continuous and secure cyber network, or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our locations, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations also depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could subject us to litigation or actions by regulatory authorities. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a material network breach in security of these systems as a result of cyber attack or any other failure to maintain a continuous and secure cyber network could further result in substantial harm, or in delays in customer service and reduce efficiency in our operations. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other "identity theft." Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.

Jonathan Segal, our Chief Executive Officer, beneficially owns a substantial portion of our Common Stock, he may have conflicts of interest with other stockholders in the future and his significant ownership will limit your ability to influence corporate matters.

Jonathan Segal beneficially owns approximately 29% of our Common Stock. As a result of this concentration of stock ownership, Jonathan Segal, acting on his own, has sufficient voting power to effectively control all matters submitted to our stockholders for approval that do not require a super majority, including director elections and proposed amendments to our bylaws.

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

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. The equity interests of most of our subsidiaries are pledged to BankUnited (formerly Herald National Bank) to secure our obligations under the Term Loan Agreements. In addition, we guaranteed to BankUnited the obligations of our subsidiaries.
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, as disclosed in Item 9A, as of December 31, 2015, our management identified material weaknesses related to a lack of a robust and effective financial statement close and reporting process, improper segregation of duties and other design gaps in our information technology environment and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. We are actively engaged in developing a remediation plan designed to address these material weaknesses. We cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any material failure to maintain our internal controls over financial reporting or to address weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to a lack of a robust and effective financial statement close, timely review and reporting process, improper segregation of duties and other design gaps in our information technology environment, including the ability of accounting and finance employees who have custody over cash accounts to process and record transactions within our accounting system and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. These material weaknesses are primarily due to an insufficient complement of finance and accounting resources within the organization. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework issued in 2013. We are actively engaged in developing a remediation plan designed to address these material weaknesses. We cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in a loss of investor confidence or delisting and adversely affect the market price of our common stock.
We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

The majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants. With this liability shift, any restaurant or merchant that is not using an approved chip-and-pin POS device would be liable for counterfeit or fraudulent charges. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

Future changes in financial accounting standards may significantly change our reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the FASB has issued authoritative accounting guidance, ASU 2016-02, that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance requires a retrospective cumulative adjustment to retained earnings in the period of initial adoption. This change could have a significant effect on our reported financial results.

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

Our executive officers, directors, and principal stockholders hold a significant percentage of our outstanding Common Stock (with Jonathan Segal alone accounting for approximately 29%). Accordingly, these stockholders are able to control or have a significant impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders affirmed such action. In addition, such concentrated control may adversely affect the price of our Common Stock and sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our Common Stock.

Our Common Stock may be considered “penny stock.”

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

If we do not meet the continued listing standards of the NASDAQ Capital Market, our common stock could be delisted from trading, which could limit investors' ability to make transactions in our common stock and subject us to additional trading restrictions.

Our securities are currently listed on the NASDAQ Capital Market under the symbol "STKS," Although we expect to meet the continued listing standards of NASDAQ, we cannot assure you that our securities will continue to be listed on NASDAQ in the future. In order to continue listing our securities on NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally we must maintain a minimum amount in stockholder's equity (generally $2,500,000), a minimum number of holders of our securities (generally 300 public holders), and a minimum stock price (generally $1.00). We cannot assure you that we will be able to continue to meet those NASDAQ listing requirements.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices that may result in substantial dilution to our stockholders.

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

We have established an employee equity incentive plan pursuant to which we may issue options, warrants, restricted stock grants or similar equity linked instrument. Pursuant to that plan, we have granted options to purchase 1,632,578 shares of our common stock through March 30, 2016 and we expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our directors, officers and employees, subject to vesting requirements. If the stock issued upon exercise of options or the restricted stock that we issue are sold into the public market, the market price of our Common Stock may decline. In addition, the availability of shares of Common Stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our Common Stock.

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

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to a lack of a robust and effective financial statement close and reporting process, improper segregation of duties and other design gaps in our information technology environment and an inadequate level of review of journal entries and improper segregation of duties within our journal entry process.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Each of our locations operates in premises leased by its operating subsidiary or function pursuant to a management agreement with one of our hospitality partners.

Each of our locations, and the term of their respective lease or management agreement is as follows:

Location	Address of Location	Ownership		Management Agreement (M) or Lease (L)	Approximate Expiration of Management Agreement or Lease
STK Downtown	Meatpacking District, New York City	61.22%	%	L	Up to 4/30/2026
STK Las Vegas	The Cosmopolitan, Las Vegas, NV	—	(1)%	M	Up to 1/28/2030
STK LA	West Hollywood, LA	77.00%	(4)%	L	1/31/2017
STK Miami Beach	South Beach, Miami Beach, FL	100.00%	%	L	10/31/2032
STK Atlanta	Midtown, Atlanta, GA	100.00%	%	L	9/1/2020
STK DC	Dupont Circle, DC	93.50%	%	L	1/31/2029
STK London	ME London – The Strand, London, England	—	(1)%	M	Up to 9/3/2032
STK Midtown	Midtown, New York City	100.00%		L	8/23/2031
STK Westwood	Westwood, Los Angeles, California	100.00%		L	Up to 4/30/2035
STK Orlando	Disney Springs, Orlando, Florida	100.00%		L	Up to 2035
STK Chicago	Chicago, Illinois	100.00%		L	Up to 2035
STK Milan	ME Milan, Milan, Italy	—	(1)	M	Up to 2035
STK Dallas	Dallas, Texas	100.00%		L	Up to 2036
STK Toronto	Toronto, Canada	—	(1)	M	Up to 2035
STK Denver	Downtown, Denver, Colorado	100.00%		L	Up to 2035
STK Miami	Downtown, Miami, Florida	—	(1)	M	Up to 20 years from hotel opening date
STK Austin	Austin, Texas	100.00%		L	Up to 2036
STK San Diego	San Diego, California	100.00%		L	Up to 2036

STK Edinburgh	Edinburgh, Scotland	100.00%		L	Up to 25 years from turnover
STK Boston	Boston, Massachusetts	100.00%		L	Up to 20 years from Commencement Date
Ristorante Asellina	Gansevoort Park Avenue – Midtown, New York City	10.00%		L	Up to 4/29/2025
Cucina Asellina	Midtown, Atlanta, GA	100.00%	(3)	L	9/1/2020
Cucina Asellina	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
Heliot	Hippodrome Casino – Leicester Square, London, England	—	(1)	M	7/13/2022
Gansevoort Park Rooftop (Lounge)	Gansevoort Park Avenue – Midtown, New York City	10.00%		M	Up to 4/29/2025
Radio Rooftop Bar (Lounge)	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
STK Rooftop San Diego	San Diego, California	—	(1)	M	Up to 2036
Marconi	ME London – The Strand, London, England	—	(1)	M	9/3/2032
Bagatelle New York	Meatpacking District, New York City	51.13%	(2)	L	11/30/2020
Bagatelle LA	West Hollywood, Los Angeles, California	43.32%	(2)	L	11/31/2017

(1)	We own 100% of the entities which hold the management agreements for these operations, but have no direct ownership interest in these properties.

(2)	This represents our effective ownership interest. Such ownership interest is held in one or more entities.

(3)	Closed in December 2015 and will reopen in 2016 as a private dining room.

(4)	STK LA ceased operations in June 2015 and moved to the W Hotel in Westwood, California.

In addition to the locations above, we lease approximately 13,800 square feet at 411 West 14th Street, New York, New York for our corporate headquarters and approximately 500 square feet for our London offices. These leases expire on September 1, 2019 and June 1, 2016, respectively.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3. Legal Proceedings

We are subject to claims common to the restaurant and hospitality industry in the ordinary course of our business. We carry liability insurance of types and in amounts that we believe are commensurate with the nature and extent of our operations. In addition, companies in the restaurant and hospitality business, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations.

For more information on the impact of legal proceedings on our business, see “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol "STKS" and our units and warrants traded on the OTCQB marketplace under the symbols STKSU and STKSW, respectively. Our public warrants expired on February 27, 2016. The following table includes the high and low bids for our units, warrants and Common Stock for the calendar quarter indicated:

	2015
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter	$10.00	$4.99	$5.10	$4.50	$1.00	$0.65
Second Quarter	5.05	5.05	5.00	3.71	0.97	0.97
Third Quarter	5.40	5.25	4.80	2.80	0.97	0.10
Fourth Quarter	$5.25	$3.75	$3.70	$2.22	$0.12	$0.01

	2014
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter	$7.66	$6.50	$6.35	$5.60	$1.25	$1.00
Second Quarter	7.05	5.20	6.00	4.50	1.10	0.53
Third Quarter	5.20	5.20	5.44	4.80	1.20	0.80
Fourth Quarter	$10.00	$5.20	$5.40	$4.60	$1.00	$1.00

Sources:
NASDAQ
OTC IQ

Holders

As of March 30, 2016, there were 100 holders of record of our Common Stock.

Dividends

Although certain of our subsidiary limited liability companies ("LLCs") make distributions to members of our subsidiary LLCs, we have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the board of directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the board of directors may consider. We currently intend to retain our earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth financial data with respect to us for each of the five years in the period ended December 31, 2015. The selected financial data for each of the five years in the period ended December 31, 2015 has been derived from the audited financial statements of the Company. The Merger has been accounted for as a reverse acquisition. As such, the financial statements of ONE Group are treated as our historical financial statements for the years ended December 31, 2012 and 2011, with the results of Committed Capital Acquisition Corporation being included from October 16, 2013.

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

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Revenues:
Owned unit net revenue	$52,610,182	$40,499,590	$36,568,285	$56,429,452	$43,655,381
Management and incentive fee revenue (1)	7,921,584	8,823,318	7,336,628	3,691,270	2,436,280
Total Revenues	60,531,766	49,322,908	43,904,913	60,120,722	46,091,661
Income (loss) from continuing operations	7,103,695	6,532,628	(15,740,519)	7,232,765	2,754,680
Net income (loss) (2)	7,101,219	5,040,072	(21,853,475)	(2,792,114)	1,866,999
Less: net income (loss) attributable to noncontrolling interest	170,526	409,913	(384,261)	(446,046)	864,026
Net income (loss) attributable to The ONE Group Hospitality, Inc.	6,930,693	4,630,159	(21,469,214)	(2,346,068)	1,002,973
Other comprehensive income (loss): Currency translation adjustment	(189,687)	(280,098)	61,494	(12,092)	—
Comprehensive income (loss)	$6,741,006	$4,350,061	$(21,407,720)	$(2,358,160)	$1,002,973

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Per Share Data:(3)
Basic and diluted income (loss) per share from continuing operations	$0.28	$0.26	$(1.09)	$0.62	$0.24
Basic and diluted income (loss) per share attributable to The ONE Group, LLC and Subsidiaries and Affiliates	$0.28	$0.19	$(1.49)	$(0.20)	$0.09
Weighted average common stock outstanding:
Basic	24,960,295	24,940,195	14,440,389	11,631,400	11,631,400
Diluted	24,960,295	24,940,195	14,440,389	11,631,400	11,631,400
Balance Sheet Data (at end of period):
Total assets	$56,046,310	$41,362,141	$35,196,931	$23,987,293	$27,561,951
Total debt	$12,636,763	$7,475,000	$4,331,865	$7,840,391	$6,192,723

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales, which totaled $92,035,700 for the year ended December 31, 2015, $91,551,250 for the year ended December 31, 2014, $84,369,273 for the year ended December 31, 2013, $49,789,864 for the year ended December 31, 2012 and $37,350,406 for the year ended December 31, 2011.

(2)
Net income (loss) includes the following one-time items: Derivative income of $6,141,000 and $3,854,000 at December 31, 2015 and 2014, respectively and derivative expense of $10,095,000 at December 31, 2013. Loss from discontinued operations of $(2,476), $(1,492,556), $6,112,956, $10,316,345 and $701,208 at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Transaction costs of $1,724,361 at December 31, 2015. Change of control premium and transaction costs of $5,000,000 and $4,600,000, respectively at December 31, 2013. Impairment charges of $3.0 million at December 31, 2015 and termination fee payment received of $1,200,000 at December 31, 2014.

(3) Per Share Data and Basic and Diluted shares prior to the Merger have been retroactively adjusted to reflect the 8.09 to one exchange ratio in the Merger.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of December 31, 2015, we owned and operated (under lease agreements) 13 and managed (under management agreements) 15 restaurants and lounges globally. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. We currently operate ten STK restaurants in major metropolitan cities globally (of which seven are owned and three managed), and we have additional STK restaurants expected to open in Austin, Dallas, Denver, Orlando, San Diego, Miami and Toronto, Canada in 2016 and in Boston, Edinburgh, Scotland and Ibiza, Spain in 2017. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at December 31, 2015 were $11.0 million, $118.99 and 39%, respectively.

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

Net income for the years ended December 31, 2015 and December 31, 2014 were $7.1 million and $5.0 million, respectively. The year ended December 31, 2015 included derivative income of $6.1 million related to the potential exercise of our publicly traded warrants, transaction costs of $1.7 million, an impairment charge of $3.0 million and a loss from discontinued operations of $(2,476). On February 27, 2016 our publicly traded warrants expired and approximately 1.4 million shares of our Common Stock were forfeited in connection with the expiration of all the publicly traded warrants. The year ended December 31, 2014 included derivative income of $3.9 million related to the contingent payment associated with the potential exercise of our publicly traded warrants and a loss from discontinued operations of $(1.5) million. The loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and includes the closing of the Tenjune concept in 2014 and the closing of the Bagatelle unit in Las Vegas, the termination of the management agreement with The Palms Hotel in Las Vegas for the Heraea concept and the termination of the lease with The Palms Hotel in Las Vegas for the Xi Shi concept in 2013.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami Beach in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. The Company filed a claim with its insurance carrier of approximately $1.5 million, which included claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption, these claims were fully satisfied at December 31, 2015. At December 31, 2014, the Company wrote-off approximately $500,000 of damaged leasehold improvements and recorded a gain on insurance recoveries as a direct off-set to the associated values of the damages written off, these amounts are included in other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

On July 9, 2015 we announced that we entered into an agreement with SBEEG Holdings, LLC ("SBE"), holding company of the SLS, Rebury and Hyde hotel brands, to purchase the Katsuya and Cleo restaurant brands and establish a strategic relationship to seek to open Katsuya, Cleo and other The ONE Group restaurants at new SLS, Redbury and Hyde hotels. On October 21, 2015, we and SBE announced that it was in our mutual interest to terminate the agreements relating to the acquisition of the Katsuya and Cleo brands and entered into a Termination and Mutual Release Agreement, dated as of October 21, 2015.

On January 19, 2016, we commenced a rights offering (the "Rights Offering") of non-transferrable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of our common stock at a price of $2.75 per share. The Rights Offering closed on February 9, 2016 and we received net proceeds of approximately $3.8 million. We expect to utilize the net proceeds of the Rights Offering to primarily fund the planned development of our future STK restaurants.

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

Expansion Through New F&B Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new F&B hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards operational initiatives.  We expect to grow same store sales by approximately 0% to 1% annually as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the years ended December 31, 2015 and December 31, 2014, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales by company-owned units net of any discounts, such as management and employee meals, associated with each sale. In 2015, beverage sales comprised 42% of owned food and beverage sales, before giving effect to any discounts, with food comprising the remaining 58%. This indicator assists management in understanding the trends in gross margins of the units.

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

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of STKs and Other units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represented approximately 30% of our food and beverage costs during each of 2015 and 2014. See “Item 1A. Risk Factors — Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.”

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

Impairment of long lived assets. Long-lived assets are evaluated for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual venue asset group level. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. The fair value of a venue’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a venue has been opened or remodeled and the maturity of the relevant market. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment. If our estimates of future cash flows differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance, it would result in an adjustment to results of operations. At December 31, 2015 the Company recorded an impairment charge at our Washington DC venue in the amount of $2.8 million as well as a charge to write off the net remaining assets of BBCLV and STKOUT Midtown in the amount of $170,000.

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

Provision for income taxes. We account for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of our deferred tax assets, we decreased our valuation allowance by $7.7 million during 2015. See Note 10, “Incomes Taxes,” for a further discussion of our provision for income taxes.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the years ended December 31,
	2015	2014
Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159
Net income attributable to noncontrolling interest	170,526	409,913
Net income	7,101,219	5,040,072
Interest expense, net of interest income	30,380	75,771
Provision for income taxes	(9,316,487)	817,288
Depreciation and amortization	2,191,450	1,438,728
EBITDA	6,562	7,371,859
Deferred rent (1)	1,227,578	288,668
Pre-opening expenses	5,265,581	3,890,295
Impairment loss (4)	2,975,744	—
Non-recurring gain (2)	—	(1,200,000)
Loss from discontinued operations	2,476	1,492,556
Non-recurring transaction costs (3)	1,724,361	—
Derivative income	(6,141,000)	(3,854,000)
Stock based compensation	811,658	538,954
Adjusted EBITDA	5,872,960	8,528,332
Adjusted EBITDA attributable to noncontrolling interest	684,757	755,975
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$5,188,203	$7,772,357

(1) Deferred rent is included in occupancy expense on the statement of operations and comprehensive income.

(2) Non-recurring gain is included in other income, net on the statement of operations and comprehensive income.

(3) Transaction costs incurred relating to the terminated acquisition of Katsuya and Cleo brands.

(4) Impairment loss is related to the write off of fixed assets at our Washington DC location.

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

The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

	For the years ended December 31,
	2015	2014
Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159
Net income attributable to noncontrolling interest	170,526	409,913
Net income	7,101,219	5,040,072
Non-recurring gain (1)	—	(1,200,000)
Loss from discontinued operations, net of taxes	2,476	1,492,556
Non-recurring transaction costs (2)	1,724,361	—
Impairment loss	2,975,744	—
Derivative income	(6,141,000)	(3,854,000)
Stock based compensation	811,658	538,954
Deferred tax allowance reversal	(4,716,109)	—
Adjusted Net income	1,758,349	2,017,582
Adjusted Net income attributable to noncontrolling interest	352,941	483,593
Adjusted Net income attributable to The ONE Group Hospitality, Inc.	$1,405,408	$1,533,989

(1)	Non-recurring gain is included in other income, net on the statement of operations and comprehensive income (loss).

(2)	Transaction costs incurred relating to the terminated acquisition of the Katsuya and Cleo brands.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	For the years Ended December 31,
	2015	2014
Revenues:
Owned unit net revenues	$52,610,182	$40,499,590
Management and incentive fee revenue	7,921,584	8,823,318
Total revenue	60,531,766	49,322,908
Cost and expenses:
Owned operating expenses:
Food and beverage costs	13,228,216	10,425,500
Unit operating expenses	34,271,412	24,344,857
General and administrative	10,711,002	8,687,490
Depreciation and amortization	2,191,450	1,438,728
Impairment loss	2,975,744	—
Management and royalty fees	39,278	81,608
Pre-opening expenses	5,265,581	3,890,295
Transaction costs	1,724,361	—
Equity in income of investee companies	(1,038,854)	(1,149,060)
Derivative income	(6,141,000)	(3,854,000)
Interest expense, net of interest income	30,380	75,771
Other income, net	(513,012)	(1,968,197)
Total cost and expenses	62,744,558	41,972,992
Income (loss) income from continuing operations before (benefit) provision for income taxes	(2,212,792)	7,349,916
(Benefit) provision for income taxes	(9,316,487)	817,288
Income from continuing operations	7,103,695	6,532,628
Loss from discontinued operations, net of taxes	(2,476)	(1,492,556)
Net income	7,106,171	8,025,184

Less: net income attributable to noncontrolling interest	170,526	409,913
Net income attributable to The ONE Group Hospitality, Inc.	$6,935,645	$7,615,271

Amounts attributable to The ONE Group Hospitality, Inc.:
Income from continuing operations	$6,933,169	$6,122,715
Loss from discontinued operations, net of taxes	2,476	1,492,556
Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159

Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159
Other comprehensive loss
Currency translation adjustment	(189,687)	(280,098)
Comprehensive income	$6,745,958	$7,335,173

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	For the years Ended December 31,
	2015	2014
Revenues:
Owned unit net revenues	86.9%	82.1%
Management and incentive fee revenue	13.1%	17.9%
Total revenue	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.1%	25.7%
Unit operating expenses (1)	65.1%	60.1%
General and administrative	17.7%	17.6%
Depreciation and amortization	3.6%	2.9%
Impairment loss	4.9%	—%
Management and royalty fees	0.1%	0.2%
Pre-opening expenses	8.7%	7.9%
Transaction costs	2.8%	—%
Equity in income of investee companies	(1.7)%	(2.3)%
Derivative income	(10.1)%	(7.8)%
Interest expense, net of interest income	0.1%	0.2%
Other income, net	(0.8)%	(4.0)%
Total cost and expenses	103.7%	85.1%
Income (loss) from continuing operations before (benefit) provision for income taxes	(3.7)%	14.9%
(benefit) provision for income taxes	(15.4)%	1.7%
Income from continuing operations	11.7%	13.2%
Loss from discontinued operations, net of taxes	—%	(3.0)%
Net income	11.7%	10.2%
Less: net income attributable to noncontrolling interest	0.3%	0.8%
Net income attributable to The ONE Group Hospitality, Inc.	11.4%	9.4%

Amounts attributable to The ONE Group Hospitality, Inc.:
Income from continuing operations	11.5%	12.4%
Loss from discontinued operations, net of taxes	—%	3.0%
Net income attributable to The ONE Group Hospitality, Inc.	11.4%	9.4%

Net income attributable to The ONE Group Hospitality, Inc.	11.4%	9.4%
Other comprehensive loss
Currency translation adjustment	(0.3)%	(0.6)%
Comprehensive income	11.1%	8.8%

(1) These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the periods indicated:

	For the year Ended December 31, 2015
	STKs	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$52,213,149		$397,033	$52,610,182
Management and incentive fee revenue		$7,921,584		7,921,584
Total revenue	52,213,149	7,921,584	397,033	60,531,766

Cost and expenses:
Owned operating expenses:
Food and beverage costs	13,128,089		100,127	13,228,216
Unit operating expenses	33,771,445		499,967	34,271,412
Total cost and expenses	46,899,534	—	600,094	47,499,628
Income (loss) from restaurant and hospitality operations	$5,313,615	$7,921,584	$(203,061)	13,032,138

General and administrative				10,711,002
Depreciation and amortization				2,191,450
Impairment loss				2,975,744
Management and royalty fees				39,278
Pre-opening expenses				5,265,581
Transaction costs				1,724,361
Equity in income of investee companies				(1,038,854)
Derivative income				(6,141,000)
Interest expense, net of interest income				30,380
Other income, net				(513,012)
Total cost and expenses				15,244,930

Loss from continuing operations before provision for income taxes				$(2,212,792)

	For the year Ended December 31, 2014
	STKs	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$39,525,337		$974,253	$40,499,590
Management and incentive fee revenue		$8,823,318		8,823,318
Total revenue	39,525,337	8,823,318	974,253	49,322,908

Cost and expenses:
Owned operating expenses:
Food and beverage costs	10,186,907		238,593	10,425,500
Unit operating expenses	23,900,124		444,733	24,344,857
Total cost and expenses	34,087,031	—	683,326	34,770,357
Income from restaurant and hospitality operations	$5,438,306	$8,823,318	$290,927	14,552,551

General and administrative				8,687,490
Depreciation and amortization				1,438,728
Impairment loss				—
Management and royalty fees				81,608
Pre-opening expenses				3,890,295
Transaction costs				—
Equity in income of investee companies				(1,149,060)
Derivative income				(3,854,000)
Interest expense, net of interest income				75,771
Other income, net				(1,968,197)
Total cost and expenses				7,202,635

Income from continuing operations before provision for income taxes				$7,349,916

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $12.7 million, or 32.1%, from $39.5 million for the year ended December 31, 2014 to $52.2 million for the year ended December 31, 2015. This increase was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois. Comparable owned STK unit sales decreased $205,000 or 0.7% from $31.3 million for the year ended December 31, 2014 to $31.1 million for the year ended December 31, 2015.

Owned unit net revenues in our Other segment decreased $577,000, or 59.2%, from $1.0 million for the year ended December 31, 2014 to $397,000 for the year ended December 31, 2015. This decrease was primarily due to a decrease in sales at Cucina Asellina in Atlanta and a decrease in revenue from off-site Super bowl related catering events.

Management and incentive fee revenue. Management and incentive fee revenues decreased $902,000, or 10.2%, from $8.8 million for the year ended December 31, 2014 to $7.9 million for the year ended December 31, 2015. This was the result of a decline in management fee revenues and incentive fees from our UK operations which included a decline in exchange rates compared to 2014 and was partially offset by an increase in our management and incentive fee revenue for our STK in Las Vegas.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts the amount of management and incentive fees earned. For the year ended December 31, 2015, comparable unit sales of owned or managed STK units increased 0.5% as compared to the year ended December 31, 2014.

On June 19, 2014, we received a notice from The Perry Hotel (currently rebranded as "1 Hotel & Homes") terminating our services agreement to operate the food and beverage services for The Perry Hotel. In connection with this termination, The Perry Hotel made a one-time payment to the Company of $2.0 million on July 28, 2014. Pursuant to a transfer agreement between the Company and a minority stockholder of WSATOG (Miami), LLC dated October 23, 2013, the Company agreed to pay the minority stockholder 40% of any termination fees received by the Company in connection with The Perry Hotel. As a result of this transfer agreement, the Company received a net payment, which is included in Other income at December 31, 2014, of $1.2 million from The Perry Hotel and $800,000 was paid to the minority stockholder.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $2.9 million to $13.1 million for the year ended December 31, 2015 from $10.2 million for the year ended December 31, 2014. This increase was primarily due to the opening of additional STKs in Miami, Los Angeles and Chicago for which we incurred food and beverage costs as compared to the prior year. As a percentage of STK owned unit net revenues, food and beverage costs decreased to 25.1% for the year ended December 31, 2015 from 25.8% for the year ended December 31, 2014. The decrease in the percentage of food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 61% and 59% for the years ended December 31, 2015 and 2014, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $138,000, or 58.0%, to $100,000 for the year ended December 31, 2015 from $239,000 for the year ended December 31, 2014. As a percentage of Other owned unit net revenues food and beverage costs increased to 25.2% for the year ended December 31, 2015 from 24.5% for the year ended December 31, 2014.

Unit operating expenses. Unit operating expenses for STKs increased $9.9 million, or 41.3%, to $33.8 million for the year ended December 31, 2015 from $23.9 million for the year ended December 31, 2014. The increase in operating expenses was primarily due to the a full year of operations of our STK which opened in Washington, D.C. in April 2014, as well as the opening of our STKs in Miami, Los Angeles, and Chicago. Included in unit operating costs at December 31, 2015 and 2014, was deferred rent expense of approximately $1.2 million and $289,000, respectively. As a percentage of STK owned unit net revenues, unit operating expenses increased to 64.7% for the year ended December 31, 2015 from 60.5% for the year ended December 31, 2014. This increase was due to the opening of three new STKs in 2015 and the higher operating expenses that are typically incurred in the first year of operations as well as the increase in the deferred rent expense. Unit operating costs in our Other segment increased $55,000, or (12.4)%, from $445,000 at December 31, 2014 to $500,000 at December 31, 2015.

General and administrative. General and administrative costs increased $2.0 million to $10.7 million, or 23.3%, during the year ended December 31, 2015 from $8.7 million for the year ended December 31, 2014. The increase in general and administrative costs related primarily to $1.4 million of additional payroll and benefit costs related to the expansion of our corporate infrastructure to facilitate our growth as well as an increase in non-cash stock based compensation expense of $273,000. General and administrative costs as a percentage of total revenues decreased from 17.6% for the year ended December 31, 2014 to 17.7% for the year ended December 31, 2015.

Transaction costs. Transaction costs were $1.7 million for the year ended December 31, 2015. Transaction costs for the year ended December 31, 2015 included professional and other expenses related to the terminated acquisition of the Katsuya and Cleo brands.

Depreciation and amortization. Depreciation and amortization expense increased $753,000, or 52.3%, from $1.4 million in the year ended December 31, 2014 to $2.2 million for the year ended December 31, 2015. The increase is primarily due to a full year of depreciation of STK DC as well as the opening of the STK's in Miami, Los Angeles and Chicago during 2015.

Management and royalty fees. Management and royalty income decreased to $39,000 for year ended December 31, 2015 from $82,000 in fees for the year ended December 31, 2014.

Impairment loss. For the year ended December 31, 2015 we determined that the carrying value of the net assets of our STK in Washington DC exceeded its estimated future cash flows and a non-cash impairment charge of $2.8 million was recorded based on the difference between the carrying value of the restaurant's assets and the estimated future value. In addition, a non-cash impairment charge of $170,000 was recorded for certain kitchen equipment from our BBCLV and STKOUT Midtown locations no longer deemed useable for future locations.

Pre-opening expenses. Restaurant pre-opening costs increased $1.4 million, or 35.4%, from $3.9 million or 7.9% of total revenues for the year ended December 31, 2014 to $5.3 million, or 8.7% of total revenues for the year ended December 31, 2015. The increase includes approximately $2.1 million of non-cash deferred rent related to the STKs under construction in Orlando, Denver, Dallas, Austin and San Diego. The increase also includes the pre-opening costs for the STKs that opened in 2015 in Miami, Los Angeles and Chicago.

Equity in income of investee companies. Equity in income of investee companies decreased by $110,000 from $1.1 million, or 2.3% of total revenues for the year ended December 31, 2014, to $1.0 million or 1.7% of total revenues for the year ended December 31, 2015 primarily related to a decrease in income from the ownership interest in the Bagatelle units in New York City and Los Angeles.

Derivative income. Derivative income was $6.1 million for the year ended December 31, 2015, compared to derivative income of $3.9 million for the year ended December 31, 2014. Derivative income or expense represents the decrease or increase, respectively, in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016.

Interest expense, net of interest income. Interest expense, net of interest income decreased by $46,000, or 59.9%, from $76,000, for the year ended December 31, 2014, to $30,000, for the year ended December 31, 2015.

Other income, net. Other income, net decreased by $1.5 million from $2.0 million of other income, or 4.0% of total revenues for the year ended December 31, 2014, to $513,000 of other income, or 0.8% of total revenues, for the year ended December 31, 2015. The difference relates primarily to a one-time payment of $1.2 million received in connection with the termination of our management agreement with The Perry Hotel in Miami during 2014 and, to a lesser extent, a one-time payment of approximately $600,000 for a trademark settlement in 2014.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2015 was a tax benefit of $9.3 million compared with a tax expense of $817,000 in 2014 primarily as a result of a $7.7 million adjustment relating to the release of valuation allowance. The deferred tax asset increased for the year ended December 31, 2015. The deferred tax asset increased as a result of current deferred timing items and the reversal of the valuation allowance in the second quarter of 2015.

Loss from discontinued operations, net of taxes. During the year ended December 31, 2014, we closed and abandoned the Tenjune venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. Loss from discontinued operations decreased by $1.5 million to $(2,476) during the year ended December 31, 2015 from $(1.5) million during the year ended December 31, 2014. No entities were discontinued during 2015, the year ended December 31, 2015 loss represents the winding down of previously discontinued operations. The year ended December 31, 2014 included the losses for discontinued operations for Tenjune, and to a lesser extent, Bagatelle Las Vegas and STKOUT Midtown.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $239,000 to $171,000 for the year ended December 31, 2015 from $410,000 during the year ended December 31, 2014.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants compared with more mature units, increases or decreases in comparable restaurant sales, general economic conditions, changes in consumer preferences, competitive factors, increases in minimum wage rates and changes in food costs (especially beef). In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first five to nine months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating and occupancy costs. Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. Our second and fourth quarters have traditionally had higher sales volume than other periods of the year. Severe weather may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months, especially the second and fourth quarters. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the net proceeds from our rights offering completed in February 2016, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2015, we had cash and cash equivalents, net of overdrafts of approximately $868,000.

Our capital expenditures during fiscal 2016 will continue to be significant as we currently plan to open up to seven new owned STK restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of March 30, 2016, we have signed one lease for a restaurant location that we expect to open in the future. Additionally, we may enter into several more letters of intent, management agreements, license agreements and/or leases during fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2016, including all expenditure categories to be approximately $6.0 million. We expect to fund our anticipated capital expenditures for fiscal 2016 with current cash and investment balances on hand, expected cash flows from operations, the net proceeds from our equity rights offering completed in February 2016 and equipment financing and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2016. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2015 and December 31, 2014:

	Fiscal Year Ended
	December 31, 2015	December 31, 2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,042	$992
Investing activities	(12,652)	(6,465)
Financing activities	4,738	1,994
Effect of exchange rate changes on cash	(192)	(297)
Net increase (decrease) in cash and cash equivalents	$(6,063)	$(3,776)

Operating Activities

For the year ended December 31, 2015, cash flows provided by operating activities were $2.0 million, consisting of net income of $7.1 million, which included a loss from discontinued operations of $2,476 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $6.4 million, a non-cash derivative income of $6.1 million, non-cash impairment loss of $3.0 million, non-cash deferred tax benefit of $10.1 million and non-cash stock-based compensation of $812,000. Net cash outflow of operating assets and liabilities totaled $1.5 million and included decreases in accounts receivable of $343,000, increases in inventory of $13,000, increases in prepaid expenses of $1.0 million and deferred revenue of $1.1 million, decrease in other assets of $101,000 and an increase of $1.7 million in accounts payable and accrued expenses.

For the year ended December 31, 2014, cash flows provided by operating activities were $1.0 million, consisting of net income of $5.0 million, which included a loss from discontinued operations of $1.5 million and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $726,000, a non-cash derivative income of $3.9 million and non-cash stock-based compensation of $539,000. Net cash outflow of operating assets and liabilities totaled $4.8 million and included increases in accounts receivable of $800,000, increases in inventory of $161,000, increases in prepaid expenses of $1.8 million, decreases in other assets of $540,000 and a decrease of $388,000 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $12.7 million, consisting primarily of purchases of property and equipment of $13.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and net proceeds of $931,000 from our investments.

Net cash used in investing activities for the year ended December 31, 2014 was $6.5 million, consisting primarily of purchases of property and equipment of $7.3 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and net proceeds of $886,000 from our investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $4.7 million, consisting of proceeds from our term loan facility of $6.0 million, offset by principal payments made of $1.6 million. This was partially offset by distributions to members of $591,000.

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

Term Loan Agreement

On December 17, 2014, we and our affiliates (the “Borrowers”) entered into a term loan agreement with BankUnited, N.A. (the “Term Loan Agreement”) to terminate its existing revolving credit facility (the “2011 Credit Facility”) and refinance the aggregate outstanding principal amount of the existing loans, which had a maturity date of October 31, 2015. In connection therewith, subject to certain terms and conditions, BankUnited, N.A. agreed to make a single term loan (the “Term Loan”) to the Borrowers in the principal amount of approximately $7.5 million, with a maturity date of December 1, 2019, a portion of which was used to pay the outstanding indebtedness under the 2011 Credit Facility. Our obligations under the Term Loan Agreement are secured by substantially all of our assets.

As of December 31, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

The Term Loan is being repaid in 60 consecutive equal monthly installments which commenced on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

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

As of December 31, 2015, amounts borrowed under the Term Loan were approximately $6.0 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 we will pay 54 consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) 54; provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at December 31, 2015 was $6.0 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of December 31, 2015 and we believe based on current projections that we will continue to comply with such covenants in 2016.

On June 5, 2015 we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015.

At December 31, 2015 amounts borrowed under the Agreement were approximately $657,000 and payments of $64,000 were made for the year ended December 31, 2015.

We believe that net cash provided by anticipated operating activities, construction allowances provided by landlords of certain locations, net proceeds of the rights offering and existing available borrowings under our Term Loan Agreement and Second Term Loan will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

Contractual Obligations

The following table summarizes our contractual obligations, net of minimum future rental income, as of December 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Term loans	$12,637	$2,680	$6,056	$3,901	$—
Expected interest payments (1)	1,453	579	722	152	—
Operating leases	136,865	7,070	14,414	14,993	100,388
Total	$150,955	$10,329	$21,192	$19,046	$100,388

(1)	Represents estimated future cash interest payments using the weighted-average balance and interest rate at December 31, 2015.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, judgments and interpretations are made based on enacted tax laws and published tax guidance applicable to our operations. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire 10 years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

Recent Accounting Pronouncements

See Note 2, Business and summary of significant accounting policies, to the consolidated financial statements included in item 8 of Part II of this 10-K for a detailed description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in the United Kingdom and in Italy. If foreign currency exchange rates depreciate in the United Kingdom, in Italy, or in any other foreign country in which we may operate in the future, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management necessarily applies its judgment in evaluating the risk and cost benefit relationship related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of these material weaknesses described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2015, based on the criteria set forth by COSO in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified and the proposed remedial actions relate to:

Lack of a robust and effective financial statement close and reporting process, including the lack of review by competent and qualified personnel where such reviews are designed and operating at a level of precision that can detect errors in the consolidated financial statements. We are in the process of implementing a formal review process, this will include a closing checklist and timeline in order to provide ample review time of financial information by management. This review will involve multiple layers within the organization including the Director of SEC Financial Reporting as well as the CFO and will make use of a detailed financial close plan that is completed on a timely basis to allow detailed review by qualified accounting and finance personnel. In addition, we will be identifying and recruiting additional qualified support staff to improve the overall financial reporting process.

Improper segregation of duties and other design gaps in the Company's information technology (IT) environment, including but not limited to the granting of super user access rights within the accounting software to substantially all employees within the accounting and finance departments and the lack of review of user access rights and activity logs. Certain employees within the finance department currently are able to record and process transactions and have access to checks and bank accounts. This is directly due to the fact that we currently do not employ a sufficient number of accounting staff members in order to properly segregate functions as outlined within the 2013 COSO framework. Although we are evaluating bringing on additional staff, we are also mindful that we need to manage our finances accordingly. We are currently in the process of implementing controls in which the Director of SEC Financial Reporting as well as the CFO will review disbursement journals as well as review and approve certain individual disbursements as an additional layer of review. We are also currently in the process of implementing a review of the user access rights, user activity logs and changes made to our vendor and employee master files.

Inadequate level of review of journal entries and improper segregation of duties within our journal entry process, including the ability of the accounting software users (including a user who has custodial functions) to create and post their own journal entries. As outlined above, this too is directly related to the insufficient number of accounting staff members needed to properly segregate duties. We are currently implementing additional review processes by the Director of SEC Financial Reporting as well as the CFO. In addition, we will eliminate the ability of individual accounting staff to create and approve their own journal entries. They will need to be approved by a supervisor or higher.

While the material weaknesses resulted in audit adjustments during our fourth quarter ended December 30, 2015, they did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods, or for the annual period ended December 31, 2014. However, if not remediated, the material weaknesses could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We are in the process of implementing our remediation plan, and expect the control weakness to be remediated during 2016. However, we are unable at this time to estimate when the remediation will be completed.

Management believes the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive and Director Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Dated: March 30, 2016

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SEGAL	Chief Executive Officer and Director	March 30, 2016
Jonathan Segal	(Principal Executive Officer)

/s/ SAMUEL GOLDFINGER	Chief Financial Officer	March 30, 2016
Samuel Goldfinger	(Principal Financial and Accounting Officer)

/s/ MICHAEL SERRUYA	Non-Executive Chairman, Director	March 30, 2016
Michael Serruya

/s/ EUGENE BULLIS	Director	March 30, 2016
Eugene Bullis

/s/ NICHOLAS GIANNUZZI	Director	March 30, 2016
Nicholas Giannuzzi

/s/ RICHARD E. PERLMAN	Director	March 30, 2016
Richard E. Perlman

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The One Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.5	Form of Senior Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.6	Form of Subordinated Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
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

10.7
Second Term Loan Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

10.8	Second Term Note of The ONE Group, LLC to BankUnited, N.A., dated June 2, 2015, in the principal amount of $6,000,000. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.9	Grant of Security Interest (Trademarks), dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.10	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.11
Fifth Amended and Restated Security Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC, and STK Denver, LLC, and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

10.12	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

10.13	Guarantee Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.14
Term Loan Agreement, dated December 17, 2014, by and between The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.15	Term Note of The ONE Group, LLC to BankUnited, N.A., dated December 17, 2014, in the principal amount of $7,475,000.07. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.16	Grant of Security Interest (Trademarks), dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.17	Amended and Restated Pledge Agreement, dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.18
Fourth Amended and Restated Security Agreement, dated December 17, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC, STK Denver, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.19
Credit Agreement, dated October 31, 2011, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.20	Promissory Note of The ONE Group, LLC to Herald National Bank, dated October 31, 2011, in the principal amount of $1,250,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.21	Guaranty, dated October 31, 2011, of Jonathan Segal to Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.24	Pledge Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.25	Pledge Acknowledgment Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.29	Grant of Security Interest (Trademarks), dated October 31, 2011, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.30	Promissory Note of The One Group, LLC to Herald National Bank, dated April 11, 2012, in the principal amount of $1,500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.31	Promissory Note of The One Group, LLC to Herald National Bank, dated November 15, 2012, in the principal amount of $500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.32
Amendment No 1 and Addendum to Credit Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.33
Amended and Restated Security Agreement, dated January 24, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.34	Grant of Security Interest (Trademarks), dated January 24, 2013, by and between The One Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.35
Amendment No 2 and Addendum to Credit Agreement and Consent and Termination Agreement, dated October 15, 2013, by and among The One Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.36	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.37	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.38
Amendment No. 3 to Credit Agreement, dated June 3, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.39
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

10.40
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

10.41
Grant of Security Interest (Trademarks), dated August 6, 2014, by and between The ONE Group, LLC and Herald National Bank (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).

10.42
Amendment No. 5 and Addendum to Credit Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC,  STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC  and BankUnited, N.A. (formerly Herald National Bank). (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.43
Third Amended and Restated Security Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC and BankUnited, N.A. (formerly Herald National Bank). (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.44	Grant of Security Interest (Trademarks), dated October 31, 2014, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.45†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Jonathan Segal. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.46†	Employment Agreement, dated October 16, 2013, by and between The One Group, LLC and Samuel Goldfinger. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.47	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.48	Transfer Agreement, dated January 1, 2012, by and between The One Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.49†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.50†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.51†	Offer Letter to John Inserra from the Company, dated January 10, 2014.

14.1	Code of Business and Ethics (Incorporated by reference to Form 10-K filed on April 1, 2014).
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Jonathan Segal, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Samuel Goldfinger, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The ONE Group Hospitality, Inc.

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income , changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ONE Group Hospitality, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 30, 2016

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,841,872	$7,905,004
Accounts receivable	4,063,516	3,720,090
Inventory	1,152,119	1,139,305
Other current assets	3,559,053	2,585,442
Due from related parties	1,337,356	1,197,390
Total current assets	11,953,916	16,547,231

Property & equipment, net	27,952,327	18,815,625
Investments	2,910,362	2,802,443
Deferred tax assets	10,093,672	35,418
Other assets	691,551	793,002
Security deposits	2,444,482	2,368,422
Total assets	$56,046,310	$41,362,141

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$973,754	$85,598
Long term debt, current portion	2,680,116	1,495,000
Accounts payable	2,501,622	3,433,198
Accrued expenses	4,635,584	2,004,704
Derivative liability	100,000	—
Due to related parties	—	19,608
Deferred revenue	204,033	127,950
Total current liabilities	11,095,109	7,166,058

Other long term liabilities	—	67,277
Deferred license revenue, long-term	1,099,570	—
Derivative liability	—	6,241,000
Long term debt net of current portion	9,956,647	5,980,000
Deferred rent payable	14,290,010	9,435,109
Total liabilities	36,441,336	28,889,444

Commitments and contigencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,972,515 and 24,940,195 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,497	2,494
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	31,778,266	30,966,611
Accumulated deficit	(11,074,708)	(18,005,401)
Accumulated other comprehensive loss	(420,383)	(230,696)
Total stockholders’ equity	20,285,672	12,733,008
Noncontrolling interest	(680,698)	(260,311)
Total stockholders’ equity including noncontrolling interest	19,604,974	12,472,697

Total Liabilities and Stockholders’ Equity	$56,046,310	$41,362,141

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2015	2014
Revenues:
Owned unit net revenues	$52,610,182	$40,499,590
Management and incentive fee revenue	7,921,584	8,823,318
Total revenue	60,531,766	49,322,908

Cost and expenses:
Owned operating expenses:
Food and beverage costs	13,228,216	10,425,500
Unit operating expenses	34,271,412	24,344,857
General and administrative	10,711,002	8,687,490
Depreciation and amortization	2,191,450	1,438,728
Impairment loss	2,975,744	—
Management and royalty fees	39,278	81,608
Pre-opening expenses	5,265,581	3,890,295
Transaction costs	1,724,361	—
Equity in income of investee companies	(1,038,854)	(1,149,060)
Derivative income	(6,141,000)	(3,854,000)
Interest expense, net of interest income	30,380	75,771
Other income, net	(513,012)	(1,968,197)
Total costs and expenses	62,744,558	41,972,992

(Loss) income from continuing operations before provision for income taxes	(2,212,792)	7,349,916

(Benefit) provision for income taxes	(9,316,487)	817,288

Income from continuing operations	7,103,695	6,532,628

Loss from discontinued operations, net of taxes	(2,476)	(1,492,556)

Net income	7,101,219	5,040,072
Less: net income attributable to noncontrolling interest	170,526	409,913
Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159

Amounts attributable to The ONE Group Hospitality, Inc.:
Income from continuing operations	$6,933,169	$6,122,715
Loss from discontinued operations, net of taxes	2,476	1,492,556
Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159

Net income attributable to The ONE Group Hospitality, Inc.	$6,930,693	$4,630,159
Other comprehensive loss
Currency translation adjustment	(189,687)	(280,098)
Comprehensive income	$6,741,006	$4,350,061

Basic and diluted income (loss) per share:
Continuing operations	$0.28	$0.26
Discontinued operations	$—	$(0.06)
Attributable to The ONE Group Hospitality, Inc.	$0.28	$0.19

Shares used in computing basic and diluted income (loss) per share	24,960,295	24,940,195

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total stockholders’ equity including noncontrolling interest
	Shares	Par value
Balance at December 31, 2013	24,946,739	$2,495	$30,502,656	$(22,635,560)	$49,402	$7,918,993	$307,643	$8,226,636

Adjustment to escrow shares for excess liabilities	(6,544)	(1)	1			—		—
Issuance of stock-based compensation			538,954			538,954		538,954
Purchase of noncontrolling interest			(75,000)			(75,000)		(75,000)
Member distributions						—	(977,867)	(977,867)
Loss on foreign currency translation					(280,098)	(280,098)		(280,098)
Net income				4,630,159		4,630,159	409,913	5,040,072
Balance at December 31, 2014	24,940,195	2,494	30,966,611	(18,005,401)	(230,696)	12,733,008	(260,311)	12,472,697

Issuance of stock-based compensation	32,320	3	811,655			811,658		811,658
Member distributions							(590,913)	(590,913)
Loss on foreign currency translation					(189,687)	(189,687)		(189,687)
Net income (loss)				6,930,693		6,930,693	170,526	7,101,219
Balance at December 31, 2015	24,972,515	$2,497	$31,778,266	$(11,074,708)	$(420,383)	$20,285,672	$(680,698)	$19,604,974

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Operating activities:
Net income	$7,101,219	$5,040,072
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,191,450	1,438,728
Deferred rent payable	4,854,901	3,087,012
Deferred taxes	(10,058,254)	197,276
Income from equity method investments	(1,038,854)	(1,149,060)
Derivative income	(6,141,000)	(3,854,000)
Stock-based compensation	811,658	538,954
Impairment of fixed assets	2,975,744	467,238
Changes in operating assets and liabilities:
Accounts receivable	(343,426)	(796,336)
Inventory	(12,814)	(160,913)
Prepaid expenses and other current assets	(973,614)	(1,752,491)
Due from related parties, net	(159,574)	(960,481)
Security deposits	(76,060)	(1,383,765)
Other assets	101,455	540,433
Accounts payable	(931,577)	727,171
Accrued expenses	2,632,803	(1,115,479)
Deferred revenue	1,108,376	127,950
Net cash provided by operating activities	2,042,433	992,309

Investing activities:
Purchase of property and equipment	(13,582,852)	(7,276,180)
Purchase of minority interests	—	(75,000)
Distribution from equity investment	930,936	885,888
Net cash used in investing activities	(12,651,916)	(6,465,292)

Financing activities:
Cash overdraft	888,156	(171,245)
Net proceeds from line of credit	—	2,078,205
Proceeds from term loan	6,000,000	1,079,930
Repayment of term loan	(1,495,000)	—
Repayment of equipment financing agreement	(64,282)	—
Repayment of notes payable	—	(15,000)
Distributions to non-controlling interests	(590,913)	(977,867)
Net cash provided by financing activities	4,737,961	1,994,023

Effect of exchange rate changes on cash	(191,610)	(297,122)

Net decrease in cash and cash equivalents	(6,063,132)	(3,776,082)
Cash and cash equivalents, beginning of year	7,905,004	11,681,086

Cash and cash equivalents, end of year	$1,841,872	$7,905,004
Supplemental disclosure of cash flow data:
Interest paid	$411,789	$294,726
Income taxes paid	$474,658	$808,622

Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$721,045	$—

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and summary of significant accounting policies:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKOUT Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood"), STK Denver, LLC ("STK Denver"), STK Texas Holdings, LLC ("Texas Holdings"), STK Texas Holdings II, LLC ("Texas Holdings II"), STK Dallas, LLC ("STK Dallas"), STK Austin, LLC ("STK Austin"), STK San Diego, LLC ("STK San Diego"), STK Rooftop San Diego, LLC ("STK Rooftop San Diego"), 9401415 Canada Ltd. ("STK Toronto"), STK (Edinburgh) Limited ("STK Edinburgh"), and STK Ibiza, LLC ("STK Ibiza"). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:
The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. As of December 31, 2015, the Company owned and operated (under lease agreements) 12 and managed (under management agreements) 15 restaurants and lounges, including ten STKs in major metropolitan cities in the United States and Europe (of which seven are owned and three managed). In addition, we provided food and beverage services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements. We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

ONE Group is a limited liability company (“LLC”) formed on December 3, 2004 under the laws of the State of Delaware. ONE Group is a management company, as well as holds a majority interest in the entities noted above. As per the LLC Operating Agreement of ONE Group, such LLC is set to expire on December 31, 2099.

Little West 12th is an LLC formed on February 28, 2005 under the laws of the State of Delaware. Little West 12th, which commenced operations on September 8, 2006, operates a restaurant known as STK located in New York, New York. As per the

LLC Operating Agreement of Little West 12th, such LLC is set to expire on December 31, 2099. As of December 31, 2015 and December 31, 2014, ONE Group has a 61.22% interest in this entity.

One LA is a limited partnership formed on April 20, 2006 under the laws of the State of New York. One LA, which commenced operations on June 20, 2007, operated a restaurant known as One Restaurant located in West Hollywood, California. As per the LLC Operating Agreement of One LA, such LLC is set to expire on December 31, 2099. However, on August 1, 2009, One LA ceased operations. As of December 31, 2015 and December 31, 2014, ONE Group has a 78.47% interest in this entity.

Bridge is an LLC formed on January 4, 2005 under the laws of the State of California. Bridge operated a restaurant known as STK located on La Cienega Boulevard in Los Angeles, California. STK commenced operations on February 24, 2008 and ceased operations as an STK in June 2015. Coco de Ville, a bar and lounge located in the same building, commenced operations on May 13, 2008. On January 15, 2011, Coco de Ville ceased operations. As per the LLC Operating Agreement of Bridge, such LLC is set to expire on December 31, 2057. As of December 31, 2015 and December 31, 2014, STK-LA has a 77% interest in this entity.

STK-LA, which is wholly-owned by ONE Group, is an LLC formed on May 31, 2007 under the laws of the State of New York. STK-LA has a 77% interest in Bridge. As per the LLC Operating Agreement of STK-LA, such LLC is set to expire on December 31, 2099.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2015 and December 31, 2014, ONE group has a 100% interest in this entity.

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

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operated a nightclub known as Tenjune located in New York, New York. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of December 31, 2015 and December 31, 2014, Little West 12th has a 100% interest in this entity

JEC II is an LLC formed on May 28, 2003 under the laws of the State of New York. JEC II, which commenced operations on December 2, 2003, operated a restaurant known as One Restaurant located in New York, New York. In 2010, JEC II changed its concept and name of the restaurant to The Collective. On June 11, 2011, JEC II ceased operations. As per the LLC Operating Agreement of JEC II, such LLC is set to expire on December 31, 2099. As of December 31, 2015 and December 31, 2014, the ONE Group has a 96.14% interest in this entity.

One Marks is an LLC formed on December 7, 2004 under the laws of the State of Delaware to hold the “One” trademark. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 95.09% interest in this entity.

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

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKOUT Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. As of December 31, 2015 and December 31, 2014 ONE Group has a 100% interest in this entity.

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

STK Atlanta, which is wholly-owned by ONE Group, is an LLC formed on December 9, 2009 under the laws of the State of Georgia. STK Atlanta operates a restaurant known as STK located in Atlanta, Georgia. STK commenced operations on December 15, 2011. STK Atlanta operated a restaurant known as Cucina Asellina located in Atlanta, Georgia. Cucina Asellina commenced operations on February 20, 2012 and ceased operations in December 2015 and will reopen as a private dining space. It is management’s intent that such LLC will continue in existence in perpetuity.

STK Vegas, which is wholly-owned by ONE Group, is an LLC formed on November 13, 2009 under the laws of the State of Nevada. STK Vegas manages a restaurant known as STK located at the Cosmopolitan Hotel in Las Vegas, Nevada which commenced operations on December 15, 2010. It is management’s intent that such LLC will continue in existence in perpetuity.

Asellina Marks is an LLC formed on December 5, 2011 under the laws of the State of Delaware to hold the “Asellina” and "Cucina Asellina" trademarks. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 50% interest in this entity.

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

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 ONE Group executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority stockholders in exchange for membership interest in ONE Group. As of December 31, 2015 and December 31, 2014 ONE group has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. As of December 31, 2015 and December 31, 2014 TOG UK has a 100% interest in this entity.

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

TOG Milan, which is wholly owned by TOG UK, was formed on September 18, 2014 under the laws of Italy. TOG Milan manages and operates a restaurant, bar and lounge in the ME Hotel in Milan. TOG Milan commenced operations in the ME Hotel on May 11, 2015.

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operated a restaurant known as Bagatelle in Las Vegas, Nevada. As of December 31, 2015 and December 31, 2014, ONE Group has an 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by ONE Group, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC operates a restaurant known as STK in Washington, D.C. STK commenced operations on April 25, 2014. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 93.5% interest in this entity.

STK Orlando, which is wholly-owned by ONE Group, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando will operate a restaurant known as STK in Orlando, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 100% interest in this entity.

TOG Biscayne, which is wholly-owned by ONE Group, is an LLC formed on January 3, 2014 under the laws of the State of Florida. TOG Biscayne is a management company that will manage and operate the food and beverage operations of the ME Hotel in Miami, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 100% interest in this entity.

STK Chicago, which is wholly-owned by ONE Group, is an LLC formed on June 3, 2014 under the laws of the State of Illinois. STK Chicago operates a restaurant known as STK in Chicago, Illinois. STK commenced operations on October 1, 2015. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 100% interest in this entity.

STK Westwood, which is wholly-owned by ONE Group, is an LLC formed on August 20, 2014 under the laws of the State of California. STK Westwood operates the food and beverage operations and a restaurant known as STK, in the W Hotel in Los Angeles, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 100% interest in this entity.

STK Denver, which is wholly-owned by ONE Group, is an LLC formed on October 20, 2014 under the laws of the State of Colorado. STK Denver will operate a restaurant known as STK in Denver, Colorado. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015 and December 31, 2014, ONE Group has a 100% interest in this entity.

Texas Holdings, which is wholly-owned by ONE Group, is an LLC formed on August 24, 2015 under the laws of the State of Delaware. Texas Holdings owns 100% of Texas Holdings II. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015, ONE Group has a 100% interest in this entity.

Texas Holdings II, which is wholly-owned by Texas Holdings, is an LLC formed on August 24, 2015 under the laws of the State of Delaware. Texas Holdings II owns 100% STK Dallas and STK Austin. It is management's intent that such LLC will continue in existence in perpetuity.

STK Dallas, which is wholly-owned by Texas Holdings II, is an LLC formed on May 18, 2015 under the laws of the State of Texas. STK Dallas will operate a restaurant known as STK in Dallas, Texas. It is management’s intent that such LLC will continue in existence in perpetuity.

STK Austin, which is wholly-owned by Texas Holdings II, is an LLC formed on May 18, 2015 under the laws of the State of Texas. STK Austin will operate a restaurant known as STK in Austin, Texas. It is management's intent that such LLC will continue in existence in perpetuity.

STK San Diego, which is wholly-owned by ONE Group, is an LLC formed on May 18, 2015 under the laws of the State of California. STK San Diego will operate a restaurant known as STK in the Andaz Hotel in San Diego, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015, ONE Group has a 100% interest in this entity.

STK Rooftop San Diego, which is wholly-owned by ONE Group, is an LLC formed on May 18, 2015 under the laws of the State of California. STK Rooftop San Diego will operate a rooftop restaurant, lounge and bar known as STK Rooftop in the Andaz Hotel in San Diego, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2015, ONE Group has a 100% interest in this entity.

STK Toronto was formed on August 10, 2015 under the laws of Canada. STK Toronto will manage a restaurant known as STK in Toronto, Canada.

STK Edinburgh, which is wholly-owned by TOG UK, was formed on June 12, 2015 under the laws of the United Kingdom. STK Edinburgh will operate a restaurant known as STK in Edinburgh, Scotland.

STK Ibiza which is wholly-owned by ONE Group, is an LLC formed on September 3, 2015 under the laws of the State of Delaware.

Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investments:
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations and comprehensive (loss) income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in loss of Investee companies” in the consolidated statements of operations and comprehensive income. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investments” in the Company’s consolidated balance sheets.

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

Fair value of financial instruments:
The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of the term loan approximates its fair value since the terms of the loan have been recently negotiated.

Cash and cash equivalents:
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2015 and 2014.

Reclassifications:
Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Concentrations of credit risk:
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable, which include credit card receivables. At times, the Company’s cash may exceed federally insured limits. At December 31, 2015 and 2014, the Company has cash balances in excess of federally insured limits in the amount of approximately $897,383 and $6,484,314, respectively. Concentrations of credit risk with respect to credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

Our STK locations in New York and Las Vegas represented approximately 10% (Downtown), 9% (Midtown) and 17% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 15% of our total revenues (both owned and managed properties) in 2015.

The Company closely monitors the extension of credit to its noncredit card customers while maintaining allowances for potential credit losses, if required. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if required, based on a history of past write-offs and collections and current credit considerations. The allowance for uncollectible accounts receivable totaled $0 at December 31, 2015 and 2014. The determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

Noncontrolling interest:

Noncontrolling interest related to the Company’s ownership interests of less than 100% is reported as noncontrolling interest in the consolidated balance sheets. The noncontrolling interest in the Company’s earnings is reported as net income attributable to the noncontrolling interest in the consolidated statements of operations and comprehensive income.

Foreign currency translation:
Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency transaction gains or (losses) are recorded as other income, net in the consolidated statements of operations and comprehensive income and amounted to $(189,687) and $(280,098) at December 31, 2015 and 2014.

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

Impairment of long-lived assets:
The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual venue asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a venue’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a venue has been opened or remodeled and the maturity of the relevant market. At December 31, 2015 the Company recorded an impairment charge of $3.0 million. At December 31, 2014 the Company recorded an impairment charge of $468,000, which was included in discontinued operations.

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

The Company entered into a license agreement to open a venue in Ibiza, Spain. The Company charged the licensee a nonrefundable entry fee to develop the venue of $1.1 million ("Entry Fee"). The Company charged the Entry Fee for providing operational materials, design and development planning, and functional training courses. The Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets. The Entry Fee will be recognized as revenue when all material services or conditions have been substantially performed or satisfied and no other material conditions or obligations related to the determination of substantial performance exist.

Royalties from the license will be determined as a percentage of venue revenue and will be recognized in the same period as the related sales occur.

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

The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company decreased its valuation allowance by $7.7 million during 2015. See Note 10, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company has no unrecognized tax benefits at December 31, 2015 and 2014.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising expense included in continuing operations amounted to $2.4 million and $1.7 million in 2015 and 2014, respectively.

Stock-based compensation:
Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized as an expense, on a straight line basis, net of estimated forfeitures, over their respective vesting periods.

Comprehensive income (loss):
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. The amount of other comprehensive income (loss) related to the foreign currency adjustment amounted to ($189,687) and ($280,098) as of December 31, 2015 and 2014, respectively.

Net income (loss) per share:
Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At December 31, 2015 and 2014, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share, as the exercise price of such options were out of the money and therefore equivalent shares would have an anti-dilutive effect.

Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management and will make its determination during fiscal 2017.

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

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. This standard is subsequently updated by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which codifies an SEC staff announcement relative to debt issuance costs for line-of-credit arrangements. The Company does not expect these updates to have a significant impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Income taxes - Balance Sheet Classification of Deferred Taxes (Subtopic 740)" . This ASU requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The provisions of ASU 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has elected, as permitted by the standard, to early adopt ASU 2015-17 as of December 31, 2015. The adoption did not have a material effect on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)". ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The provisions of ASU 2016-01 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.
In February 2016, the FASB ASU 2016-02 "Leases (Topic 842)". ASU 2016-02 will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of ASU 2016-02 are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and includes an option for entities to early adopt. The guidance requires a retrospective cumulative adjustment to retained earnings in the period of initial adoption. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

Note 3 - Inventory:
Inventory consists of the following:

	At December 31,
	2015	2014
Food	$208,452	$134,355
Beverages	943,667	1,004,950
Totals	$1,152,119	$1,139,305

Note 4 – Other current assets:
Other current assets consisted of the following:

	At December 31,
	2015	2014
Prepaid taxes	$706,650	$652,846
Landlord receivable	1,476,502	648,050
Prepaid expenses	1,171,488	1,048,199
Other	204,413	236,347

Totals	$3,559,053	$2,585,442

Note 5 - Property and equipment, net.

Property and equipment, net consist of the following:

	At December 31,
	2015	2014
Furniture, fixtures and equipment	$8,053,787	$7,336,956
Leasehold improvements	26,175,472	20,719,230
Less accumulated depreciation and amortization	15,476,430	13,833,271
	18,752,829	14,222,915
Construction in progress	7,967,181	3,871,670
Restaurant supplies	1,232,317	721,040
Totals	$27,952,327	$18,815,625

Depreciation and amortization related to property and equipment included in continuing operations amounted to $2,191,450 and $1,438,728 in the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015 the Company took an impairment charge on the assets of our STK in Washington DC and the remaining assets of the shuttered STKOUT Midtown and BBCLV and wrote off gross assets of $3,282,851 and accumulated depreciation of $476,462.

Note 6 – Accrued expenses:
Accrued expenses consisted of the following:

	At December 31,
	2015	2014
Sales tax payable	$1,045,195	$168,172
Payroll and related	661,761	435,259
Income taxes payable	—	494,152
Due to hotels	1,396,776	200,000
Legal	947,054	86,182
Other	584,798	620,939
Totals	$4,635,584	$2,004,704

Note 7 - Long term debt:

Long term debt consists of the following:

	At December 31,
	2015	2014

Term Loan Agreements	$11,980,000	$7,475,000
Equipment Financing Agreement	656,763	—
	12,636,763	7,475,000
Less: Current portion of Long Term Debt	2,680,116	1,495,000
Long Term Debt, net of Current Portion	$9,956,647	$5,980,000

Future minimum loan payments:
2016	$2,680,116
2017	3,022,920
2018	3,032,876
2019	2,900,851
2020	1,000,000
Thereafter	—
Total	$12,636,763

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

The outstanding balance under the Term Loan agreement at December 31, 2015 and 2014 was $5,980,000 and $7,475,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at December 31, 2015 was $6,000,000.

The Term Loan Agreement and the Second Term Loan Agreement contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of December 31, 2015 and the Company believes based on current projections that the Company will continue to comply with such covenants in 2016.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs in Orlando and Chicago. At December 31, 2015, a deposit of $721,045 had been made on the equipment with the remainder to be financed once the equipment has been installed. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015.

Interest expense recognized related to these agreements amounted to $384,000 and $295,000 for the years December 31, 2015 and 2014, respectively. Capitalized interest amounted to $381,000 and $187,100 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:
Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At December 31, 2015 and 2014, the Company held the following investments which are all accounted for under the equity method:

	At December 31,
	2015	2014
Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)	$7,364	$357,896
Bagatelle Little West 12th, LLC ( “Bagatelle NY”)	2,357,927	1,938,252
Bagatelle La Cienega, LLC (“Bagatelle LA”)	—	—
One 29 Park, LLC	545,071	506,295
Totals	$2,910,362	$2,802,443

Equity in income of investee companies	$1,038,854	$1,149,060

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of December 31, 2015 and 2014. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of December 31, 2015 and 2014. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of December 31, 2015 and 2014. The Company holds a 10% direct ownership over One 29 Park as of December 31, 2015 and 2014. The Company accounts for its investment in One 29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the years ended December 31, 2015 and 2014, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

The summarized financial data at December 31, 2015 and 2014, of these investments is presented below:

	Bagatelle Investors	Bagatelle NY	Bagatelle LA	One 29 Park, LLC

December 31, 2015

Current assets	$150,527	$1,804,376	$128,009	$2,594,270
Non-current assets	$352,376	$2,022,934	$434,567	$1,242,770
Current liabilities	$67,867	$808,599	$1,661,077	$911,236
Non-current liabilities	$—	$199,807	$19,209	$—

Revenues	$—	$13,521,968	$2,277,738	$8,995,101
Gross profit	$—	$10,061,406	$1,806,393	$7,226,748
Income (loss) from continuing operations	$346,420	$1,994,781	$(310,393)	$95,082
Net income (loss)	$346,420	$1,994,781	$(310,393)	$91,251

December 31, 2014

Current assets	$152,566	$1,558,732	$267,334	$2,325,794
Non-current assets	$1,947,283	$2,449,489	$510,224	$1,184,300
Current liabilities	$6,531	$752,886	$1,558,463	$675,541
Non-current liabilities	$—	$199,111	$26,312	$—

Revenues	$—	$12,603,259	$1,900,260	$9,825,462
Gross profit	$—	$9,504,683	$1,452,291	$7,805,571
Income from continuing operations	$350,530	$1,978,755	$(271,460)	$261,434
Net income	$350,530	$1,978,755	$(271,460)	$258,434

Note 9 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of December 31, 2015 and 2014, these advances amounted to $1,337,356 and $1,197,390, respectively.

The Company sub-leases office space to certain related parties, sub-lease income is netted against rent expense in the statement of operations and comprehensive income, sub-lease income was $780,000 and $780,000 for the years ended December 31, 2015 and 2014, respectively.

The Company incurred $432,000 and $404,000 in 2015 and 2014, respectively, for design services at the various restaurants to an entity owned by one of the stockholders.

The Company incurred $547,000 and $552,000 in 2015 and 2014, respectively, for legal fees to an entity owned by one of the stockholders. Included in accounts payable at December 31, 2015 and 2014 is a balance due to this entity of approximately $105,000 and $70,000, respectively.

 The Company incurred $12.2 million and $4.8 million in 2015 and 2014, respectively, for construction services to an entity owned by one of the Company’s employees. Included in accounts payable at December 31, 2015 and 2014 is a balance due to this entity of approximately $0 and $11,000, respectively.

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

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $39,675 and $81,608 in 2015 and 2014, respectively. Included in accounts payable at December 31, 2015 and 2014 are amounts due for management fees of $542 and $8,180, respectively.

Note 10 - Income taxes:
The provision for income tax expense consists of the following:

	Year Ended
	December 31, 2015	December 31, 2014
Current tax expense:
Federal	$—	$110,966
State and local	533,815	361,281
Foreign	142,143	258,731
Total current tax expense	675,958	730,978
Deferred tax expense (benefit):
Federal	(7,631,243)	(110,966)
State and local	(2,310,424)	197,276
Foreign	(50,778)	—
Total deferred tax expense (benefit)	(9,992,445)	86,310
Total income tax expense (benefit)	$(9,316,487)	$817,288

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes from continuing operations is reconciled as follows:

	Year ended
	December 31, 2015	December 31, 2014
Income (loss) from continuing operations before provision for income taxes
Domestic	$(2,077,455)	$6,128,992
Foreign	(135,337)	1,220,924

Total	$(2,212,792)	$7,349,916

	Year ended
	December 31, 2015		December 31, 2014
Income tax expense (benefit) at federal statutory rate	$(752,349)	34.0%	$2,498,973	34.0%
State and local taxes – current	42,227	(1.9)%	238,445	3.3%
State and local taxes (benefits) – deferred	(574,273)	26.0%	351,459	4.8%
Transaction costs	—	—%	21,320	0.3%
FICA tip credit	(495,254)	22.4%	(654,968)	(9.0)%
Foreign rate differential	19,500	(0.9)%	(156,383)	(2.1)%
Deferred tax from rate change from LLC to C corporation	—	—%	1,617,800	22.1%
Change in valuation allowance	(7,707,333)	348.3%	(3,061,841)	(41.7)%
Other items, net	150,995	(6.8)%	(37,517)	(0.5)%
Total income tax expense	$(9,316,487)	421.1%	$817,288	11.2%

In 2014, the Company increased its valuation allowance by $2,542,278. In June 2015, the Company made the decision to release the valuation allowance amounting to $7.7 million against its deferred tax assets net of deferred tax liabilities. Cumulative profitable quarters and projected future pretax income are sources of positive evidence that led the Company to conclude that it is more likely than not that it will realize its net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The estimation of future taxable income and our ability to utilize deferred tax assets can significantly change based on future events, including our determination as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

	Year ended
	December 31, 2015	December 31, 2014
Deferred tax assets:
Deferred rent liabilities	4,027,504	2,441,728
Lease incentives	508,351	350,817
Stock compensation	563,582	249,690
FICA tip credit carryforward	1,421,757	767,816
Net operating loss	1,899,676	84,833
Goodwill	3,258,403	3,349,761
Derivative expense	42,899	2,622,848
Inventory	9,789	4,904
Charitable contributions carryforward	6,131	—
Foreign tax credit carryforward	109,957	—
Deferred revenue	471,710	—
State and local tax credit carryforward	243,508	—

Total deferred tax assets	12,563,267	9,872,397

Deferred tax liabilities:
Depreciation and amortization	(2,352,575)	(2,129,646)
Basis in LLC interest	(117,020)	—
Total deferred tax liabilities	(2,469,595)	(2,129,646)

Valuation allowance	—	(7,707,333)

Net deferred tax assets	$10,093,672	$35,418

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB guidance which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments related to uncertain tax benefits have been made to the consolidated financial statements for the years ended December 31, 2015 and 2014.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense.

The Company’s U.S. Federal, state and local income tax returns prior to fiscal year 2011 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s foreign income tax returns prior to fiscal year 2011 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and therefore, no provision for domestic taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (in whole or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred domestic income tax liability is impracticable due to the complexities associated with its hypothetical calculation. As of December 31, 2015, the accumulated undistributed earnings of the foreign subsidiaries is $1,281,071.

As of December 31, 2015, the Company has federal, state and foreign income tax net operating loss (NOL) carryforwards of $4,401,278, $4,049,558 and $190,060.  The federal and state net operating loss will expire at various dates from 2033 to 2035. The foreign net operating losses can be carried forward indefinitely.

Note 11 – Derivative liability:
On October 16, 2013, the Merger provided for up to an additional $14,100,000 of payments to the former holders of ONE Group membership interests ("TOG Members") and to a liquidating trust ("Liquidating Trust"), established for the benefit of TOG Members and holders of warrants to acquire membership interests of ONE Group ("TOG Warrant Holders"), based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share (the “Parent Warrants”). The Company is required to make any payments on a monthly basis. Additionally, certain ONE Group employees are entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Parent Warrants. Any Parent Warrants that were unexercised would have expired on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014. See footnote 22 for discussion of Warrant expiration.

The Company estimated the fair value of the derivative liability based on the period of time between the balance sheet date and the exercise date and the remote possibility of exercise. The warrants expired on February 27, 2016 and the remaining balance will be written off in the first quarter of 2016.

The following tables summarize the components of derivative liabilities:

	December 31, 2015	December 31, 2014
Fair value of derivative liability (3)	$100,000	$6,241,000
Significant assumptions (or ranges):
Trading market values (1)	$3.55	$4.85
Term (years) (2)	58 days	1 year, 58 days
Expected volatility (2)	67.0%	26.8%
Risk-free rate (2)	0.05%	0.32%
Discount rate (3)	0.91%	1.18%
Effective Exercise price (2)	$5.00	$5.00
Trigger price (2)	$6.25	$6.25
Expected months until effective registration (3)	0	0

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom.

(2)	Level 2 inputs are inputs other than quoted prices that are observable.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

The Company recorded $6,141,000 and $3,854,000 of derivative income for the years ended December 31, 2015 and 2014, respectively.

Note 12 - Commitments and contingencies:
Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2035, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to 2015 and thereafter are as follows:

Year Ending			Net
December 31,	Expense	Income	Amount
2016	$7,999,422	$(929,736)	$7,069,686
2017	7,846,622	(691,015)	7,155,607
2018	7,949,554	(690,980)	7,258,574
2019	8,060,658	(706,235)	7,354,423
2020	8,314,713	(675,768)	7,638,945
Thereafter	100,509,775	(121,656)	100,388,119
Total	$140,680,744	$(3,815,390)	$136,865,354

Rent expense (including percentage rent of $369,126 and $433,194), included in continued operations, amounted to $4,909,851 and $3,432,364 in 2015 and 2014, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $795,895 and $517,155 in 2015 and 2014, respectively, related to subleases with related and unrelated parties which expires through 2025.

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

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $39,675 and $81,608 in 2015 and 2014, respectively. Included in accounts payable at December 31, 2015 and 2014 are amounts due for management fees of $542 and $8,180, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $4,628,231 and $4,527,808 in 2015 and 2014, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $576,401 and $642,807 in 2015 and 2014, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $602,049 and $703,648 in 2015 and 2014, respectively. Included in accounts receivable at December 31, 2015 and 2014 are amounts due for management fees and reimbursable expenses of $443,989 and $377,320, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees, marketing fees and additional fees were waived in 2012. Management fees amounted to $1,532,026 and $2,229,094 in 2015 and 2014, respectively. Included in accounts receivable at December 31, 2015 and 2014 are amounts due for management fees of $449,874 and $200,124, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations. Management fees amounted to $117,105 and $149,710 in 2015 and 2014, respectively. Included in accounts receivable at December 31, 2015 and 2014 are amounts due for management fees of $74,546 and $57,675, respectively.

In May 2015, TOG Milan entered into a management agreement with a third party to operate a restaurant in the ME Hotel in Milan. Under this agreement, TOG Milan shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Milan is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations. Management fees amounted to $250,211 in 2015. Included in accounts receivable at December 31, 2015 are amounts due for management fees of $116,342. Operators preferred return of $408,511 is due the ME Hotel at December 31, 2015.

In May 2012, Heraea entered into a management agreement with a third party for a term of five years, with one five-year option period. Under this agreement, Heraea was to receive a management fee equal to 5% of gross revenues, as defined, and a profit share of gross operating profit, as defined. On May 30, 2014 the Company entered into a Termination, Mutual Release and Settlement Agreement to terminate the management agreement. The results of operations and estimated termination costs are included in Discontinued Operations.

Note 13 - Retirement plan:
Effective January 1, 2012, the Company maintains a profit-sharing plan covering all eligible employees in accordance with Section 401(k) of the Internal Revenue Code. The plan is funded by employee and employer contributions. Employer contributions to the plan are at the discretion of the Company. There were no employer contributions in 2015 and 2014.

Note 14 - Outstanding warrants:
Prior to the Merger, there were outstanding warrants to purchase 62,280 membership units of ONE Group at prices ranging from $22.94 to $32.00 per unit. The warrants became exercisable in 2009 through 2012 and expire at various dates through 2021.

In connection with the Merger, the warrants that were outstanding at October 16, 2013 were converted into shares of the Company at an exchange ratio of 8.09 and these shares were put into a liquidating trust that was established between members of ONE Group and a designated trustee (“Liquidating Trust”) in order to hold and distribute the trust’s assets. The Company issued warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants became exercisable as of the effectiveness of the post-effective amendment on February 27, 2014 and had an expiration date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Common Stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on the effective date. On February 27, 2016, the Company’s 5,750,000 Public Warrants expired.

Note 15 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's consolidated balance sheets as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014

Cash and cash equivalents	$787	$1,312
Accounts receivable	—	2,415
Inventory	—	15,609
Prepaid expenses and other current assets	47,376	48,340
Assets of discontinued operations - current	48,163	67,676
Property and equipment, net	—	169,175
Security deposits	75,000	75,000
Assets of discontinued operations - long term	75,000	244,175
Accounts payable and accrued liabilities	409,108	551,266
Liabilities of discontinued operations - current	409,108	551,266
Net assets	$(285,945)	$(239,415)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Revenue	$—	$102,330
Costs and expenses	2,476	1,594,886

Net loss from discontinued operations, net of tax	$(2,476)	$(1,492,556)

Note 16 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 17- Other matters:

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

On December 10, 2014, STK Miami sustained significant water damage due to a ruptured sprinkler system which resulted in damages to the property and a delay in the re-opening of the venue of approximately two and one half months. The Company completed its initial estimates of losses and filed a claim with its insurance carrier in March 2015 of approximately $1.5 million, which includes claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption. At December 31, 2015 these claims are fully satisfied. At December 31, 2014, the Company wrote-off approximately $500,000 of damaged leasehold improvements and recorded a gain on insurance recoveries as a direct off-set to the associated values of the damages written off, these amounts are included in other income and expense in the consolidated statements of operations and comprehensive income.

Note 18 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2015 and 2014, there were 24,972,515 and 24,940,195 outstanding shares of Common Stock and no outstanding shares of preferred stock.

The Company issued warrants to purchase 5,750,000 shares of Common Stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants became exercisable as of the effectiveness of the post-effective amendment on February 27, 2014 and expired on February 27, 2016.

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

At the closing of the Merger, the Company issued to the TOG Members and to the Liquidating Trust established for the benefit of TOG Members and TOG Warrant Owners an aggregate of 12,631,400 shares of the Company’s Common Stock and paid to such TOG Members an aggregate of $11,750,000 in cash (collectively, the “Merger Consideration”). As part of the Merger Consideration, the Company issued to Jonathan Segal, the former Managing Member of ONE Group and currently the Company's Chief Executive Officer and a Director, 1,000,000 shares of Common Stock as a control premium. The foregoing shares are in addition to the 7,680,666 shares issued to Mr. Segal and related entities in respect of his pro rata portion of shares of Common Stock issued to all TOG Members. Of the 12,631,400 shares of Common Stock issued as part of the Merger Consideration, 2,000,000 shares were deposited into an escrow account at Continental Stock Transfer & Trust Company, as escrow agent, to secure certain potential adjustments to the Merger Consideration and certain potential indemnification obligations. The escrow was released on April 16, 2015.

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

The Company’s outstanding stock options have maximum contractual terms of up to ten years, principally vest on a quarterly basis ratably over five years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock awards, based on the fair value of the award at the date of grant. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

In October 2013, in connection with their employment agreements, Messrs. Segal and Goldfinger were granted options to purchase 1,022,104 and 511,052, shares, respectively, of common stock at an exercise price of $5.00 per share. Of these options, 50% vest over time and 50% will vest based on the achievement of targeted annual milestones which have been set by the board of directors.
On February 27, 2016 in connection with the expiration of the Company's warrants Messrs. Segal and Goldfinger forfeited 228,088 and 114,044, respectively, of their options granted to them.

27

There were no options granted during 2015. During 2014, the Company granted the following options:

Date	Number of shares	Exercise price
February	200,000	$6.00
June	690,000	$4.85
August	275,000	$5.00
November	115,000	$4.90

For the years ended December 31, 2015 and 2014 the Company recognized $811,658 and $538,954 of non-cash stock-based compensation expense in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Included in stock based compensation for the year ended December 31, 2015 is $160,000 of unrestricted stock granted to directors which immediately vested in May 2015.

As of December 31, 2015 and 2014, there was approximately $1.9 million and $4.6 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 4.47 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

December 31,
2014
Expected life (in years)	6.5
Risk-free interest rate	1.41%
Volatility	37%
Dividend yield	0%

A summary of the status of stock option awards and changes during the year ended December 31, 2015 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2014	2,024,078	$5.05
2015 Grants	—	—

Exercised	—	—
Cancelled, expired, or forfeited	(351,500)	5.41
Outstanding at December 31, 2015	1,672,578	4.97	8.17	—
Exercisable at December 31, 2015	652,997	5.01	8.10	—

The weighted-average grant-date fair value of option awards outstanding at December 31, 2015 and 2014 was $1.86 and $1.88, respectively. The fair value of options vested at December 31, 2015 and 2014 was $918,424 and $266,769, respectively.

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

	Years ended December 31,
	2015	2014
Revenues:
STKs	$52,213,149	$38,644,993
F&B	7,921,584	8,823,318
Other	397,033	1,854,597
	$60,531,766	$49,322,908

Segment Profits (loss):
STKs (1)	$5,313,615	$5,433,261
F&B	7,921,584	8,823,318
Other	(203,061)	295,972

Total segment profit	13,032,138	14,552,551

General and Administrative	10,711,002	8,687,490
Depreciation and amortization	2,191,450	1,438,728
Interest expense, net of interest income	30,380	75,771
Equity in income of investee companies	(1,038,854)	(1,149,060)
Other	3,350,952	(1,850,294)

(Loss) income from continuing operations before provision (benefit) for income taxes	$(2,212,792)	$7,349,916

Capital assets
STKs	$27,678,010	$17,456,993
F&B	217,942	229,771
Other	56,375	1,128,861
Total	$27,952,327	$18,815,625

(1) For the year ended December 31, 2015 we determined that the carrying value of the net assets of our STK in Washington DC, exceeded its estimated future cash flows and a non-cash impairment charge of $2.8 million was recorded based on the difference between the carrying value of the restaurants assets and the estimated future value.

Note 21 - Geographic information:
The following table contains certain financial information by geographic location for the years ended December 31, 2015 and 2014:

	Years ended December 31,
United States:	2015	2014
Revenues – owned units	$52,610,182	$40,499,590
Management, incentive and royalty fee revenue	5,506,537	5,378,028
Net assets	15,167,639	10,777,015

Foreign:
Revenues – owned units	$—	$—
Management and development fee revenue	2,415,047	3,445,290
Net assets	4,437,332	1,695,688

Note 22 - Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the rights offering, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2015, we had cash and cash equivalents, net of overdrafts of approximately $868,000.

Our capital expenditures during fiscal 2016 will continue to be significant as we currently plan to open seven new owned STK restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of March 30, 2016, we have signed one lease for a restaurant location that we expect to open in the future. Additionally, we may enter into several more letters of intent, management agreements, license agreements and/or leases during fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2016, including all expenditure categories to be approximately $6.0 million. We expect to fund our anticipated capital expenditures for fiscal 2016 with current cash and investment balances on hand, expected cash flows from operations, the net proceeds from our equity rights offering completed in February 2016 and equipment financing and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We significantly depend on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2016. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

Note 23 - Subsequent events:

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of the Company’s common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of the Company’s common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of the Company's common stock at the subscription price. The Rights Offering which closed on February 9, 2016 generated approximately $4 million in gross proceeds for the Company. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. The Company received net proceeds of approximately $3.8 million following the deduction of expenses. The Company expects to utilize the net proceeds of the Rights Offering to primarily fund the planned development of the Company’s future STK restaurants.

On January 21, 2016 the Company entered into a lease agreement to open an STK in Seaport Square Development in Boston, Massachusetts. The Company expects that the restaurant will open in 2017.
On February 27, 2016, the Company’s 5,750,000 Public Warrants expired. Each Public Warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Company's Public Warrants traded on the OTCQB under the symbol “STKSW.” As a result of the expiration of the Public Warrants, an aggregate of 1,437,500 shares of common stock were forfeited by the Company’s initial stockholders that held shares prior to the Company’s initial public offering and such shares were cancelled. Accordingly, there are a total of 24,989,560 shares of common stock outstanding after giving effect to the forfeitures.