Form 10-Q
period 2016-03-31
ONE Group Hospitality, Inc.
filed 2016-05-16
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of May 16, 2016:  24,989,560.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,213,665	$1,841,872
Accounts receivable, net	4,074,448	4,063,516
Inventory	1,110,210	1,152,119
Other current assets	3,582,094	3,559,053
Due from related parties	1,442,632	1,337,356
Total current assets	11,423,049	11,953,916

Property and equipment, net	31,411,972	27,952,327
Investments	2,887,547	2,910,362
Deferred tax assets	9,752,169	10,093,672
Other assets	951,005	691,551
Security deposits	2,447,707	2,444,482
Total assets	$58,873,449	$56,046,310

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$965,806	$973,754
Long term debt, current portion	3,021,908	2,680,116
Accounts payable	2,655,659	2,501,622
Accrued expenses	3,860,353	4,635,584
Derivative liability	—	100,000
Deferred revenue	333,052	204,033
Total current liabilities	10,836,778	11,095,109

Deferred license revenue, long-term	1,099,570	1,099,570
Long term debt, net of current portion	9,470,719	9,956,647
Deferred rent payable	14,496,721	14,290,010
Total liabilities	35,903,788	36,441,336

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,989,560 and 24,972,515 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	2,499	2,497
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively	—	—
Additional paid-in capital	35,785,221	31,778,266
Accumulated deficit	(11,531,611)	(11,074,708)
Accumulated other comprehensive loss	(441,788)	(420,383)
Total stockholders’ equity	23,814,321	20,285,672
Noncontrolling interest	(844,660)	(680,698)
Total stockholders’ equity including noncontrolling interest	22,969,661	19,604,974

Total Liabilities and Stockholders’ Equity	$58,873,449	$56,046,310

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Owned unit net revenues	$14,379,930	$9,725,301
Management and incentive fee revenue	2,014,051	2,051,276
Total revenue	16,393,981	11,776,577

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,528,753	2,497,215
Unit operating expenses	9,247,655	7,009,164
General and administrative	2,683,696	2,444,526
Depreciation and amortization	522,639	420,123
Management and royalty fees	—	24,754
Pre-opening expenses	900,186	1,074,713
Equity in (income) of investee companies	(82,585)	(168,970)
Derivative (income) expense	(100,000)	614,000
Interest expense, net of interest (income)	98,169	(5,229)
Other expense (income)	225,034	(329,003)
Total costs and expenses	17,023,547	13,581,293

Loss from continuing operations before provision for income taxes	(629,566)	(1,804,716)

Benefit for income taxes	(65,951)	(610,495)

Loss from continuing operations	(563,615)	(1,194,221)

Loss (income) from discontinued operations, net of taxes	(1,835)	3,138

Net loss	(561,780)	(1,197,359)
Less: net loss attributable to noncontrolling interest	(104,877)	(106,739)
Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	$(458,738)	$(1,087,482)
Loss (income) from discontinued operations, net of taxes	(1,835)	3,138
Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)

Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)
Other comprehensive loss
Currency translation adjustment	(21,405)	(128,820)

Comprehensive loss	$(478,308)	$(1,219,440)

Basic and diluted loss per share:

Continuing operations	$(0.02)	$(0.04)
Discontinued operations	$—	$—
Net loss per share attributable to The ONE Group Hospitality, Inc.	$(0.02)	$(0.04)

Shares used in computing basic and diluted loss per share	25,250,424	24,940,195

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2015	24,972,515	$2,497	$31,778,266	$(11,074,708)	$(420,383)	$20,285,672	$(680,698)	$19,604,974

Stock based compensation expense			143,967			143,967		143,967

Cancellation of shares upon expiration of warrants	(1,437,500)	(143)	143

Rights Offering	1,454,545	145	3,862,845			3,862,990		3,862,990

Member distributions							(59,085)	(59,085)

Loss on foreign currency translation, net					(21,405)	(21,405)		(21,405)

Net loss				(456,903)		(456,903)	(104,877)	(561,780)

Balance at March 31, 2016	24,989,560	$2,499	$35,785,221	$(11,531,611)	$(441,788)	$23,814,321	$(844,660)	$22,969,661

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015

Operating activities:
Net loss	$(561,780)	$(1,197,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,639	420,123
Deferred rent payable	206,711	1,170,450
Deferred taxes	341,503	(1,604)
Equity in income of investee companies	(82,585)	(168,970)
Derivative (income) expense	(100,000)	614,000
Stock-based compensation	143,967	178,000
Changes in operating assets and liabilities:
Accounts receivable	(10,932)	263,324
Inventory	41,909	195,902
Prepaid expenses and other current assets	(23,041)	(1,477,974)
Due from related parties	(105,276)	(209,745)
Security deposits	(3,225)	13,588
Other assets	(259,455)	40,372
Accounts payable	154,037	(1,620,085)
Accrued expenses	(773,854)	864,853
Deferred revenue	129,019	(25,104)
Net cash used in operating activities	(380,363)	(940,229)

Investing activities:
Purchase of property and equipment	(3,703,329)	(2,402,045)
Distributions from equity investees	105,401	174,328
Net cash used in investing activities	(3,597,928)	(2,227,717)

Financing activities:
Cash overdraft	(7,948)	362,000
Repayment of term loan	(373,750)	(373,750)
Repayment of equipment financing agreement	(49,341)	—
Proceeds from rights offering	3,862,990	—
Distributions to members	(59,085)	(67,865)
Net cash provided by (used in) financing activities	3,372,866	(79,615)

Effect of exchange rate changes on cash	(22,782)	(136,649)

Net decrease in cash	(628,207)	(3,384,210)
Cash and cash equivalents, beginning of period	1,841,872	7,905,004
Cash and cash equivalents, end of period	$1,213,665	$4,520,794

Supplemental disclosure of cash flow data:
Interest paid	$175,014	$68,088
Income taxes paid	$108,624	$447,904

Noncash investing and financing activities:
Noncash property, fixtures and equipment additions	$278,955	$—

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Business and basis of presentation:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami Beach”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKOUT Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood"), STK Denver, LLC ("STK Denver"), STK Texas Holdings, LLC ("Texas Holdings"), STK Texas Holdings II, LLC ("Texas Holdings II"), STK Dallas, LLC ("STK Dallas"), STK Austin, LLC ("STK Austin"), STK San Diego, LLC ("STK San Diego"), STK Rooftop San Diego, LLC ("STK Rooftop San Diego"), 9401415 Canada Ltd. ("STK Toronto"), STK (Edinburgh) Limited ("STK Edinburgh"), and STK Ibiza, LLC ("STK Ibiza"). The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of business:
The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations in the United States and England. We opened our first restaurant in January 2004 in New York City and as of May 16, 2016, we owned and operated (under lease agreements) 12 and managed (under management agreements) 15 restaurants and lounges globally, including ten STKs in major metropolitan cities in the United States and Europe (of which seven are owned and three managed). In addition, we provide F&B services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

Note 2 – Recent accounting pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 addresses the reporting of revenue by most entities and will replace most existing revenue recognition guidance in GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The impact on our financial statements of adopting ASU 2014-09 is currently being assessed by management and management will make its determination of the impact in fiscal 2017.

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

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The impact on our financial statements of adopting ASU 2015-02 is currently being assessed by management.

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

In November 2015, the FASB issued ASU 2015-17, "Income taxes - Balance Sheet Classification of Deferred Taxes (Subtopic 740)." This ASU requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The provisions of ASU 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has elected, as permitted by the standard, to early adopt ASU 2015-17 as of December 31, 2015. The adoption did not have a material effect on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)." ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The provisions of ASU 2016-01 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

In February 2016, the FASB ASU 2016-02 "Leases (Topic 842)." ASU 2016-02 will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of ASU 2016-02 are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and includes an option for entities to early adopt. The guidance requires a retrospective cumulative adjustment to retained earnings in the period of initial adoption. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard simplifies several aspects of the accounting for employee share-based payment transactions including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The transition method is either prospective, retrospective or modified retrospective, depending on the area covered in this update. The Company is still in the process of analyzing the effects of this new standard to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

Note 3 - Inventory:

Inventory consisted of the following:

	At March 31, 2016	At December 31, 2015

Food	$178,288	$208,452
Beverages	931,922	943,667
Totals	$1,110,210	$1,152,119

Note 4 – Other current assets:

Other current assets consisted of the following:

	At March 31,	At December 31,
	2016	2015

Prepaid taxes	$1,344,228	$706,650
Landlord receivable	1,258,103	1,476,502
Prepaid expenses	816,475	1,171,488
Other	163,288	204,413

Totals	$3,582,094	$3,559,053

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At March 31, 2016	At December 31, 2015

Furniture, fixtures and equipment	$7,876,257	$8,053,787
Leasehold improvements	26,829,206	26,175,472
Less accumulated depreciation and amortization	13,703,153	15,476,430
	21,002,310	18,752,829
Construction in progress	9,174,291	7,967,181
Restaurant supplies	1,235,371	1,232,317
Total	$31,411,972	$27,952,327

Depreciation and amortization related to property and equipment included in continuing operations amounted to $522,639 and $420,123 in the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the Company wrote off fully depreciated furniture, fixtures and equipment and leasehold improvements of approximately $670,000 and $1.6 million, respectively, and corresponding accumulated depreciation of approximately $2.3 million.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At March 31, 2016	At December 31, 2015

Sales tax payable	$1,270,950	$1,045,195
Payroll and related	518,240	661,761
Due to hotels	1,518,986	1,396,776
Legal	92,456	947,054
Other	459,721	584,798
Totals	$3,860,353	$4,635,584

Note 7 - Long term debt:

Long term debt consisted of the following:

	March 31, 2016	December 31, 2015

Term Loan Agreements	$11,606,250	$11,980,000
Equipment Financing Agreement	886,377	656,763
	12,492,627	12,636,763
Less: Current portion of Long Term Debt	3,021,908	2,680,116
Long Term Debt, net of Current Portion	$9,470,719	$9,956,647

Future minimum loan payments:
2016	$2,260,950
2017	3,022,920
2018	3,032,876
2019	3,043,342
2020	1,132,539
Total	$12,492,627

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at March 31, 2016 and December 31, 2015 was $5,606,250 and $5,980,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016 the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at March 31, 2016 and December 31, 2015 was $6,000,000.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of March 31, 2016 and the Company believes based on current projections that the Company will continue to comply with such covenants through the remainder of 2016.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. At March 31, 2016, a deposit of $886,377 had been made on the equipment with the remainder to be financed once the equipment has been installed. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015.

Interest paid relating to these agreements amounted to $175,013 and $68,088 for the three months ended March 31, 2016 and 2015, respectively. Capitalized interest amounted to $149,926 and $68,088 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At March 31, 2016 and December 31, 2015, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impacts their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At March 31, 2016 and December 31, 2015, the Company held the following equity investments:

	At March 31, 2016	At December 31, 2015

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$(7,365)	$7,364
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,349,841	2,357,927
Bagatelle La Cienega, LLC ("Bagatelle LA")	—	—
One 29 Park, LLC ("One 29 Park")	545,071	545,071
Totals	$2,887,547	$2,910,362

	Three Months Ended March 31,
	2016	2015

Equity in income of investee companies	$82,585	$168,970

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of March 31, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of March 31, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of March 31, 2016 and December 31, 2015. The Company holds a

10% direct ownership over One 29 Park as of March 31, 2016 and December 31, 2015. The Company accounts for its investment in One 29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the quarter and year ended March 31, 2016 and December 31, 2015, respectively, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

The amounts presented above represent maximum exposure to loss.

Note 9 - Related party transactions:
Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of March 31, 2016 and December 31, 2015, these advances aggregated to a total of $1,442,632 and $1,337,356, respectively.

The Company incurred approximately $0 and $94,000 for the three months ended March 31, 2016 and 2015, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders. There are no balances due to this entity at March 31, 2016 and December 31, 2015.

The Company incurred approximately $84,000 and $45,000 for the three months ended March 31, 2016 and 2015, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 is a balance due to this entity of approximately $25,000 and $105,000, respectively. The Company also received rental income for an office space sublease to this entity of $47,000 and $29,000 for the three months ended March 31, 2016 and 2015, respectively, and there were no receivables outstanding at March 31, 2016 and December 31, 2015, respectively.

The Company incurred approximately $2.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, for construction services to an entity owned by one of the Company’s shareholders. There are no balances due to this entity at March 31, 2016 and December 31, 2015.

The Chief Executive Officer of the Company is a limited personal guarantor of the leases for the STK Miami Beach premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. The Chief Executive Officer is also a limited personal guarantor of the leases for the Bagatelle New York premises with respect to JEC II, LLC’s payment and performance under the lease.

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC ("Bridge") is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Management fees amounted to $20,629 for the three months ended March 31, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $6,219.

Note 10 – Derivative liability:

On October 16, 2013, the Company, formerly known as Committed Capital Acquisition Corporation ("Committed Capital"), closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among the Company, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Committed Capital (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group Representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

The Merger provided for up to an additional $14,100,000 of payments to the former holders of ONE Group membership interests (the "TOG Members") and to a liquidating trust (the "Liquidating Trust") established for the benefit of the TOG Members and the holders of warrants to acquire membership interests of ONE Group based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of common stock at an exercise price of $5.00 per share (the “Public Warrants”). The Company was required to make any payments on a monthly basis.

Additionally, certain ONE Group employees were entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Public Warrants. Any Public Warrants that were unexercised were set to expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s common stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

The Company estimated the fair value of the derivative liability based on the period of time between the balance sheet date and the exercise date and the remote possibility of exercise. The Public Warrants expired on February 27, 2016 and the remaining balance was written off during the three months ended March 31, 2016.

Note 11 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to March 31, 2016 and thereafter are as follows:

Year Ending December 31,	Expense	Income	Net Amount
2016	$6,349,204	$(843,207)	$5,505,997
2017	7,846,622	(691,015)	7,155,607
2018	7,949,554	(690,980)	7,258,574
2019	8,060,658	(706,235)	7,354,423
2020	8,314,713	(675,768)	7,638,945
Thereafter	100,509,775	(121,656)	100,388,119
Total	$139,030,526	$(3,728,861)	$135,301,665

Rent expense (including percentage rent of $83,773 and $71,428 for the three months ended March 31, 2016 and 2015, respectively), included in continued operations, amounted to $1,456,623 and $937,700 for the three months ended March 31, 2016 and 2015, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $214,042 and $179,186 for the three months ended March 31, 2016 and 2015, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC ("Bridge") (a consolidated entity) is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Management fees amounted to $20,629 for the three months ended March 31, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $6,219.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,276,984 and $1,059,993 for the three months ended March 31, 2016 and 2015, respectively.

In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $107,160 and $112,853 for the three months ended March 31, 2016 and 2015, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $157,152 and $172,612 for the three months ended March 31, 2016 and 2015, respectively. Included in accounts receivable and other assets at March 31, 2016 and December 31, 2015 are amounts due for management fees and reimbursable expenses of $189,386 and $443,989, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $241,492 and $267,515 for the three months ended March 31, 2016 and 2015. Included in accounts receivable at March 31, 2016 and December 31, 2015 are amounts due for management fees of $290,638 and $449,874, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $18,530 and $20,730 for the three months ended March 31, 2016 and 2015. Included in accounts receivable at March 31, 2016 and December 31, 2015 are amounts due for management fees of $22,331 and $74,546, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. In addition, TOG (Milan) S.L.R. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $86,106 and $0 for the three months ended March 31, 2016 and 2015, respectively. Included in accounts receivable and other assets at March 31, 2016 and December 31, 2015 are amounts due for management fees of $107,848 and $116,342, respectively.

Note 12 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Other current assets	$47,556	$48,163
Assets of discontinued operations - current	47,556	48,163

Security deposits	75,000	75,000
Assets of discontinued operations - long term	75,000	75,000

Accounts payable and accrued liabilities	405,401	409,108
Liabilities of discontinued operations - current	405,401	409,108

Net assets	$(282,845)	$(285,945)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Revenue	$—	$—
Costs and Expenses	(1,835)	3,138
Net loss from discontinued operations, net of taxes	$1,835	$(3,138)

Note 13 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2016 and December 31, 2015, there were 24,989,560 and 24,972,515, outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4 million in gross proceeds. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. The Company received net proceeds of approximately $3.8 million following the deduction of expenses. The Company expects to utilize the net proceeds of the Rights Offering to primarily fund the planned development of future STK restaurants.

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

As of March 31, 2016, all 1,407,512 options outstanding were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

For the three months ended March 31, 2016 and 2015, the Company recognized $143,967 and $178,000, respectively, of non-cash stock-based compensation expense related to options, respectively, in general and administrative expense in the consolidated statements of operations.

As of March 31, 2016, there was approximately $1.5 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.0 years.

A summary of the status of stock option awards and changes during the three months ended March 31, 2016 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2015	1,672,578	$5.01

Cancelled, expired, or forfeited	265,066	$4.96
Outstanding at March 31, 2016	1,407,512	$4.97	7.93	$—
Exercisable at March 31, 2016	633,539	$5.01	7.93	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the three months ended March 31, 2016 was $1.86.

Note 16 - Segment reporting:
 The Company operates in three segments: owned STK units ("STKs"), F&B hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

	Three Months Ended March 31,
	2016	2015
Revenues:
STKs	$13,680,430	$8,535,358
F&B	2,014,051	2,051,276
Other	699,500	1,189,943

	$16,393,981	$11,776,577

Segment Profits (loss):
STKs	$1,188,663	$325,318
F&B	2,014,051	2,051,276
Other	414,859	(106,396)

Total segment profit	3,617,573	2,270,198

General and administrative	2,683,696	2,444,526
Depreciation and amortization	522,639	420,123
Interest expense, net of interest income	98,169	(5,229)
Other	942,635	1,215,494

Income from continuing operations before provision for income taxes	$(629,566)	$(1,804,716)

	March 31, 2016	December 31, 2015

Property & equipment, net:
STKs	$31,008,733	$27,678,010
F&B	346,864	217,942
Other	56,375	56,375
Total	$31,411,972	$27,952,327

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
United States:
Revenues - owned units	$14,379,930	$9,725,302
Management, incentive and royalty fee revenue	1,455,818	1,918,964

Foreign:
Revenues - owned units	$—	$—
Management and development fee revenue	558,233	13,312

The following table contains certain financial information by geographic location at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
United States:
Net assets	$18,587,157	$15,167,639

Foreign:
Net assets	$4,382,504	$4,437,332

Note 18 - Income taxes:

The Company recognized an income tax benefit of $65,951 and $610,495 for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate was 10.48% for the three months ended March 31, 2016 compared to 33.83% for the three months ended March 31, 2015.
The net decrease in the effective tax rate, exclusive of the discrete tax expense, for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the change in valuation allowance on deferred tax assets as of March 31, 2015. The valuation allowance was released on June 30, 2015.
Note 19 - Subsequent events:

On April 1, 2016, the Company issued 250,000 share incentive stock option to an employee. The award has an exercise price of $2.83, a term of 10 years and a vesting period of five years.

April 8, 2016, the Company issued incentive stock options and restricted stock unit awards to certain employees.  The total number of stock option awards issued is 1,000,000. These awards have an exercise price of $2.73, a term of 10 years and a vesting period of five years. Stock option awards issued to certain executives also have additional vesting conditions based on stock price performance targets. The total number of restricted stock unit awards issued is 787,500. These awards have a term of 10 years and a vesting period of five years. Restricted stock unit awards issued to certain executives also have additional vesting conditions based on stock price performance targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or "F&B" services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of May 16, 2016, we owned and operated (under lease agreements) 12 and managed (under management agreements) 15 restaurants and lounges globally, including ten STKs in major metropolitan cities in the United States and Europe (of which seven are owned and three managed). In addition, we provided F&B services in five hotels and casinos, one of which is under a lease agreement and four of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at March 31, 2016 were $10.9 million, $118.32 and 39%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key F&B services at high-end hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy F&B hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target F&B hospitality opportunities where we believe we can generate initially $500,000 to $750,000 of annual pre-tax income. We also own or manage a small number of other standalone restaurants and lounges.

Net loss for the three months ended March 31, 2016 was $562,000 compared to net loss for the three months ended March 31, 2015 of $1.2 million, and included income from discontinued operations of $1,800 for the three months ended March 31, 2016 and a loss from discontinued operations of $3,100 for the three months ended March 31, 2015, respectively. The income from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period. In addition, the three months ended March 31, 2016 and 2015 included non-cash derivative income of $100,000 and derivative expense of $614,000, respectively.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we reopened STK Miami Beach in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier of approximately $1.5 million, which included claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption, these claims were fully satisfied as of December 31, 2015.

Properties

Each of our locations as of May 16, 2016 operates in premises leased by its operating subsidiary or function pursuant to a management agreement with one of our hospitality partners.

Each of our locations, and the term of their respective lease or management agreement is as follows:

Location	Address of Location	Ownership		Management Agreement (M) or Lease (L)	Approximate Expiration of Management Agreement or Lease
STK Downtown	Meatpacking District, New York City	61.22%	%	L	Up to 4/30/2026
STK Las Vegas	The Cosmopolitan, Las Vegas, NV	—	(1)%	M	Up to 1/28/2030
STK LA	West Hollywood, LA	77.00%	(4)%	L	1/31/2017
STK Miami Beach	South Beach, Miami Beach, FL	100.00%	%	L	10/31/2032
STK Atlanta	Midtown, Atlanta, GA	100.00%	%	L	12/31/2031
STK DC	Dupont Circle, DC	93.50%	%	L	1/31/2029
STK London	ME London – The Strand, London, England	—	(1)%	M	Up to 9/3/2032
STK Midtown	Midtown, New York City	100.00%		L	8/23/2031
STK Westwood	Westwood, Los Angeles, California	100.00%		L	Up to 4/30/2035
STK Orlando	Disney Springs, Orlando, Florida	100.00%		L	Up to 2035
STK Chicago	Chicago, Illinois	100.00%		L	Up to 2035
STK Milan	ME Milan, Milan, Italy	—	(1)	M	Up to 2035
STK Dallas	Dallas, Texas	100.00%		L	Up to 2036
STK Toronto	Toronto, Canada	—	(1)	M	Up to 2035
STK Denver	Downtown, Denver, Colorado	100.00%		L	Up to 2036
STK Miami	Downtown, Miami, Florida	—	(1)	M	Up to 20 years from hotel opening date
STK Austin	Austin, Texas	100.00%		L	Up to 2036
STK San Diego	San Diego, California	100.00%		L	Up to 2036
STK Edinburgh	Edinburgh, Scotland	100.00%		L	Up to 25 years from turnover

STK Boston	Boston, Massachusetts	100.00%		L	Up to 20 years from Commencement Date
Ristorante Asellina	Gansevoort Park Avenue – Midtown, New York City	10.00%		L	Up to 4/30/2025
Cucina Asellina	Midtown, Atlanta, GA	100.00%	(3)	L	12/31/2031
Cucina Asellina	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
Heliot	Hippodrome Casino – Leicester Square, London, England	—	(1)	M	7/13/2022
Gansevoort Park Rooftop (Lounge)	Gansevoort Park Avenue – Midtown, New York City	10.00%		M	Up to 4/30/2025
Radio Rooftop Bar (Lounge)	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
STK Rooftop San Diego	San Diego, California	—	(1)	M	Up to 2036
Marconi	ME London – The Strand, London, England	—	(1)	M	9/3/2032
Bagatelle New York	Meatpacking District, New York City	51.13%	(2)	L	11/30/2021
Bagatelle LA	West Hollywood, Los Angeles, California	43.32%	(2)	L	1/31/2017

(1)	We own 100% of the entities which hold the management agreements for these operations, but have no direct ownership interest in these properties.

(2)	This represents our effective ownership interest. Such ownership interest is held in one or more entities.

(3)	Closed in December 2015 and will reopen in 2016 as a private dining room.

(4)	STK LA ceased operations in June 2015 and moved to the W Hotel in Westwood, California.

In addition to the locations above, we lease approximately 13,800 square feet at 411 West 14th Street, New York, New York for our corporate headquarters and approximately 500 square feet for our London offices. These leases expire on September 1, 2019 and June 1, 2016, respectively.

Information with respect to minimum annual rental commitments under leases in which we are a lessee is included in Note 11 in the Notes to Consolidated Financial Statements included in Item 1 of this report.

Recent Developments

Rights Offering

On January 19, 2016, we commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of our common stock as of January 15, 2016 to purchase up to 1,454,545 shares of our common stock. We granted holders of our common stock non-transferable subscription rights to purchase one share of our common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of our common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4 million in gross proceeds. We issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. We received net proceeds of approximately $3.8 million following the deduction of expenses. We expect to utilize the net proceeds of the Rights Offering to primarily fund the planned development of our future STK restaurants.

Expiration of Public Warrants

On February 27, 2016, our 5,750,000 Public Warrants expired. Each Public Warrant entitled the holder to purchase one share of our common stock at an exercise price of $5.00 per share. Our Public Warrants traded on the OTCQB under the symbol “STKSW.” As a result of the expiration of the Public Warrants, an aggregate of 1,437,500 shares of common stock were forfeited by our initial stockholders that held shares prior to our initial public offering and such shares were cancelled.

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

Expansion Through New F&B Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new F&B hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations.  Our long term growth model targets store sales growth of approximately 0% to 1% annually, as a result of our renewed focus on this aspect of our growth plan.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in same store sales or operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three months ended March 31, 2016. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which we operate the F&B services in hotels, casinos and other high-end locations globally and includes an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of March 31, 2016, beverage sales comprised 42% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 58%. This indicator assists management in understanding the trends in gross margins of the units.

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

Provision for income taxes. We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)
Net loss attributable to noncontrolling interest	(104,877)	(106,739)
Net loss	(561,780)	(1,197,359)
Interest expense, net of interest income	98,169	(5,229)
Benefit for income taxes	(65,951)	(610,495)
Depreciation and amortization	522,639	420,123

EBITDA	(6,923)	(1,392,960)

Deferred rent (1)	60,215	211,574
Pre-opening expenses	900,186	1,074,713
(Income) loss from discontinued operations	(1,835)	3,138
Derivative (income) expense	(100,000)	614,000
Stock based compensation	143,967	178,000

Adjusted EBITDA	995,610	688,465
Adjusted EBITDA attributable to noncontrolling interest	(71,552)	(73,254)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,067,162	$761,719

(1)	Deferred rent is included in unit operating expenses on the statement of income.

Adjusted Net (Loss) income. We define Adjusted Net (loss) income as Net (loss) income before discontinued operations, non-recurring gains, transaction costs, derivative expense, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net (loss) income has been presented in this Quarterly Report on Form 10-Q and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net (loss) income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net (loss) income provides a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net (loss) income to Adjusted Net (loss) income for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)
Net loss attributable to noncontrolling interest	(104,877)	(106,739)

Net loss	(561,780)	(1,197,359)

(Income) loss from discontinued operations, net of taxes	(1,835)	3,138
Derivative (income) expense	(100,000)	614,000
Stock based compensation	143,967	178,000
Adjusted net loss	(519,648)	(402,221)
Adjusted net income attributable to noncontrolling interest	(104,877)	(106,739)
Adjusted net loss attributable to The ONE Group Hospitality, Inc.	$(414,771)	$(295,482)

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenues:
Owned unit net revenues	$14,379,930	$9,725,301
Management and incentive fee revenue (1)	2,014,051	2,051,276
Total revenue	16,393,981	11,776,577

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,528,753	2,497,215
Unit operating expenses	9,247,655	7,009,164
General and administrative	2,683,696	2,444,526
Depreciation and amortization	522,639	420,123
Management and royalty fees	—	24,754
Pre-opening expenses	900,186	1,074,713
Equity in income of investee companies	(82,585)	(168,970)
Derivative (income) expense	(100,000)	614,000
Interest expense, net of interest income	98,169	(5,229)
Other (income) expense	225,034	(329,003)

Total cost and expenses	17,023,547	13,581,293

Loss from continuing operations before benefit for income taxes	(629,566)	(1,804,716)

Benefit for income taxes	(65,951)	(610,495)

Loss from continuing operations	(563,615)	(1,194,221)

Loss (income) from discontinued operations, net of taxes	(1,835)	3,138

Net loss	(561,780)	(1,197,359)
Less: net loss attributable to noncontrolling interest	(104,877)	(106,739)

Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	$(458,738)	$(1,087,482)
Loss (income) from discontinued operations, net of taxes	(1,835)	3,138
Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)

Net loss attributable to The ONE Group Hospitality, Inc.	$(456,903)	$(1,090,620)
Other comprehensive loss
Currency translation adjustment	(21,405)	(128,820)

Comprehensive loss	$(478,308)	$(1,219,440)

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $20,846,217 and $20,319,194 for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenues:
Owned unit net revenues	87.7%	82.6%
Management and incentive fee revenue	12.3%	17.4%
Total revenue	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	24.5%	25.7%
Unit operating expenses (1)	64.3%	72.1%
General and administrative	16.4%	20.8%
Depreciation and amortization	3.2%	3.6%
Management and royalty fees	—%	0.2%
Pre-opening expenses	5.5%	9.1%
Transaction costs	—%	—%
Equity in income of investee companies	(0.5)%	(1.4)%
Derivative (income) expense	(0.6)%	5.2%
Interest expense, net of interest income	0.6%	—%
Other (income) expense	1.4%	(2.8)%

Total cost and expenses	103.8%	115.3%

Loss from continuing operations before provision (benefit) for income taxes	(3.8)%	(15.3)%

Benefit for income taxes	(0.4)%	(5.2)%

Loss from continuing operations	(3.4)%	(10.1)%

Loss (income) from discontinued operations, net of taxes	—%	—%

Net loss	(3.4)%	(10.2)%
Less: net loss attributable to noncontrolling interest	(0.6)%	(0.9)%

Net loss attributable to The ONE Group Hospitality, Inc.	(2.8)%	(9.3)%

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	(2.8)%	(9.2)%
Loss (income) from discontinued operations, net of taxes	—%	(2.8)%
Net loss attributable to The ONE Group Hospitality, Inc.	(2.8)%	(9.3)%

Net loss attributable to The ONE Group Hospitality, Inc.	(2.8)%	(9.3)%
Other comprehensive loss
Currency translation adjustment	(0.1)%	(1.1)%

Comprehensive (loss) income	(2.9)%	(10.4)%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$13,680,430		$699,500	$14,379,930	$8,535,358		$1,189,943	$9,725,301
Management and incentive fee revenue		$2,014,051		2,014,051		$2,051,276		2,051,276
Total revenue	13,680,430	2,014,051	699,500	16,393,981	8,535,358	2,051,276	1,189,943	11,776,577

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,388,853		139,900	3,528,753	2,216,347		280,868	2,497,215
Unit operating expenses	9,102,914		144,741	9,247,655	5,993,693		1,015,471	7,009,164
Total cost and expenses	12,491,767	—	284,641	12,776,408	8,210,040	—	1,296,339	9,506,379

Income (loss) from restaurant and hospitality operations	$1,188,663	$2,014,051	$414,859	3,617,573	$325,318	$2,051,276	$(106,396)	2,270,198

General and administrative				2,683,696				2,444,526
Transaction costs				—				—
Depreciation and amortization				522,639				420,123
Management and royalty fees				—				24,754
Pre-opening expenses				900,186				1,074,713
Equity in income (loss) of subsidiaries				(82,585)				(168,970)
Derivative expense				(100,000)				614,000
Interest expense, net of interest income				98,169				(5,229)
Other (income) expense				225,034				(329,003)
Total cost and expenses				4,247,139				4,074,914

Loss from continuing operations before provision for income taxes				$(629,566)				$(1,804,716)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $5.1 million, or 60.3%, from $8.5 million for the three months ended March 31, 2015 to $13.7 million for the three months ended March 31, 2016. This increase was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois. Comparable owned STK unit sales increased $174,000, or 2.4% from $7.3 million for the three months ended March 31, 2015 to $7.4 million for the three months ended March 31, 2016.

Owned unit net revenues in our Other segment decreased $490,000, or 41.2%, from $1.2 million for the three months ended March 31, 2015 to $700,000 for the three months ended March 31, 2016. This decrease was primarily due to a decrease in sales at Cucina Asellina in Atlanta and a decrease in revenue from off-site Super Bowl related catering events.

Management and incentive fee revenue. Management and incentive fee revenues decreased $37,000, or 1.8%, from $2.1 million during the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in currency exchange rates compared to the same period in 2015 as well as a slight decline in our incentive fee revenue for our STK in Las Vegas. This was partially offset by an increase in our management fee revenue at TOG Milan which was not in operation at March 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended March 31, 2016, comparable unit sales of owned or managed STK increased 2.8% as compared to the three months ended March 31, 2015.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.2 million, or 52.9%, from $2.2 million or 26.0% of owned unit net revenues for the three months ended March 31, 2015 to $3.4 million or 24.8% of owned unit net revenues for the three months ended March 31, 2016. The increase in food and beverage costs related primarily to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the three months ended March 31, 2016 and 2015, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $141,000, or 50.2%, from $281,000 or 23.6% of other owned unit net revenues for the three months ended March 31, 2015 to $140,000 or 20.0% of owned unit net revenues for the three months ended March 31, 2016.

Unit operating expenses. Unit operating expenses for STKs increased $3.1 million, or 51.9%, from $6.0 million or 70.2% of owned unit net revenues for the three months ended March 31, 2015 to $9.1 million or 66.5% of owned unit net revenues for the three months ended March 31, 2016. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois. Unit operating costs in our Other segment decreased $871,000, or 85.7%, from $1.0 million at March 31, 2015 to $145,000 at March 31, 2016.

General and administrative. General and administrative costs increased $239,000 to $2.7 million, or 9.8%, during the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in professional fees. General and administrative costs as a percentage of total revenues decreased from 20.8% for the three months ended March 31, 2015 to 16.4% for the three months ended March 31, 2016. The year-over-year decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in payroll and professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $102,000, or 24.4%, from $420,000 in the three months ended March 31, 2015 to $523,000 for the three months ended March 31, 2016. The increase is primarily due to the reopening of the STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois, partially offset by the impairment of the fixed assets at our STK in Washington, DC.

Management and royalty fees. Management and royalty fees decreased to $0 for the three months ended March 31, 2016 from $25,000 in fees for the three months ended March 31, 2015.

Pre-opening expenses. Restaurant pre-opening costs decreased $175,000, or 16.2%, from $1,075,000 or 9.1% of total revenues for the three months ended March 31, 2015 to $900,000 or 5.5% of total revenues for the three months ended March 31, 2016. Pre-opening costs for the three months ended March 31, 2015 relate primarily to the reopening of STK Miami Beach in March 2015. There were no openings during the three months ended March 31, 2016. Pre-opening expenses during the three months ended March 31, 2016 related primarily to the STK that is projected to open in Orlando during the second quarter of 2016. Included in pre-opening expenses are deferred rent expense of approximately $146,000 and $574,000 at March 31, 2016 and March 31, 2015, respectively.

Equity in loss of investee companies. Equity in loss of investee companies decreased by $86,000 from $169,000 for the three months ended March 31, 2015 to $83,000 for the three months ended March 31, 2016. The decrease is primarily related to a decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income (expense). Derivative income was $100,000 for the three months ended March 31, 2016, compared to an expense of 614,000 for the three months ended March 31, 2015. Derivative expense represents the increase in the total fair value of the derivative liability that was related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off.

Interest income, net of interest expense. Interest expense, net of interest income was $98,000 for the three months ended March 31, 2016, compared to interest income, net interest expense of $5,000 for the three months ended March 31, 2015.

Other (income) expense. Other (income) expense was $225,000 of other expense, or 1.4% of total revenues for the three months ended March 31, 2016, compared to $329,000 of other income, or 2.8% of total revenues, for the three months ended March 31, 2015. The difference is primarily due to the recording at March 31, 2015 of an initial estimate of business interruption income of $200,000 related to water damage at STK Miami Beach incurred in December 2014.

Benefit for income taxes. Income tax benefit decreased by $545,000 to a $65,000 tax benefit during the three months ended March 31, 2016 from an income tax benefit of $611,000 during the three months ended March 31, 2015. The tax expense decreased due to the change in the valuation allowance on deferred taxes at March 31, 2015, the valuation allowance was released on June 30, 2015.

Income (loss) from discontinued operations, net of taxes. No operations were closed during the three months ended March 31, 2016 and 2015. Income from discontinued operations increased by $5,000 from a loss of $3,000 during the three months ended March 31, 2015 to income of $2,000 during the three months ended March 31, 2016.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $2,000 to $105,000 for the three months ended March 31, 2016 from $107,000 during the three months ended March 31, 2015.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the net proceeds from our Rights Offering completed in February 2016, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement and equipment financing. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of March 31, 2016, we had cash and cash equivalents of approximately $1.2 million.

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(380)	$(940)
Investing activities	(3,598)	(2,228)
Financing activities	3,373	(80)
Effect of exchange rate changes on cash	(23)	(137)
Net (decrease) increase in cash and cash equivalents	$(628)	$(3,385)

Operating Activities

For the three months ended March 31, 2016, cash flows used in operating activities were $380,000, consisting of net income of $562,000, which included income from discontinued operations of $2,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.0 million, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $144,000. Net cash outflow of operating assets and liabilities totaled $851,000 and included decreases in accounts payable and accrued expenses of $620,000, inventory of $42,000, deferred revenue of $129,000 and other current assets of $104,000 and an increase in accounts receivable of $11,000, due from related parties of $105,000 and an increase in other assets of $259,000.

For the three months ended March 31, 2015, cash flows used in operating activities were $940,000, consisting of net loss of $1.2 million, which included a loss from discontinued operations of $3,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $2.2 million, including a non-cash derivative expense of $614,000, and a non-cash stock-based compensation of $178,000. Net cash outflow of operating assets and liabilities totaled $1.7 million and included decreases in accounts receivable of $263,000, in inventory of $196,000 and in accounts payable and accrued expenses of $755,000, and increases in prepaid expenses of $1.5 million, due from related parties of $210,000 and in other assets of $40,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $3.6 million, consisting primarily of purchases of property and equipment of $3.7 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the three months ended March 31, 2015 was $2.2 million, consisting primarily of purchases of property and equipment of $2.4 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in investments in subsidiaries of $174,000.

Financing Activities

Net cash provided financing activities for the three months ended March 31, 2016 was $3.4 million, consisting of contributions from members in conjunction with our rights offering of $3.9 million. This was partially offset by principal payments made on our term loan of $423,000 and distributions to non-controlling interest members of $59,000.

Net cash used in financing activities for the three months ended March 31, 2015 was $80,000, consisting of proceeds from our credit facility of $1.9 million, offset by principal payments made on our credit facility of $1.9 million and a repayment of notes payable of $5,000. This was partially offset by distributions to non-controlling interest members of $98,000.

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

As of March 31, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of March 31, 2016, amounts borrowed under the Term Loan were approximately $5.6 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of fifty-four (54) consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at March 31, 2016 was $6.0 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of March 31, 2016 and the we believe based on current projections that the we will continue to comply with such covenants in 2016.

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs in Orlando and Chicago. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015.

At March 31, 2016, the amount outstanding under the Agreement was approximately $886,000 and payments of $45,000 were made for the year ended March 31, 2016.

We believe that net cash provided by anticipated operating activities, construction allowances provided by landlords of certain locations, net proceeds of the rights offering and existing available borrowings under our Term Loan Agreement and Second Term Loan Agreement will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 2, recent accounting pronouncements, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2016, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2015.

Remedial Measures
We are in the process of remediating the identified deficiencies in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.
We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2016, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Three Months Ended March 31, 2016 and 2015; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer