Form 10-Q
period 2016-06-30
ONE Group Hospitality, Inc.
filed 2016-08-15
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-37379

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of August 15, 2016:  24,989,560.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,399,001	$1,841,872
Accounts receivable, net	4,151,675	4,063,516
Inventory	1,144,729	1,152,119
Other current assets	2,799,572	3,559,053
Due from related parties, net	705,294	1,232,356
Total current assets	11,200,271	11,848,916

Property and equipment, net	33,179,801	27,952,327
Investments	3,039,699	2,910,362
Deferred tax assets	10,219,534	10,093,672
Other assets	622,167	691,551
Security deposits	2,492,194	2,444,482
Total assets	$60,753,666	$55,941,310

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$620,221	$973,754
Long term debt, current portion	3,026,324	2,680,116
Accounts payable	3,189,503	2,396,622
Accrued expenses	5,436,718	4,635,584
Derivative liability	—	100,000
Deferred revenue	457,431	204,033
Total current liabilities	12,730,197	10,990,109

Deferred license revenue, long-term	1,224,570	1,099,570
Long term debt, net of current portion	9,588,207	9,956,647
Deferred rent payable	15,320,662	14,290,010
Total liabilities	38,863,636	36,336,336

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 24,989,560 and 24,972,515 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	2,499	2,497
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	—	—
Additional paid-in capital	36,146,182	31,778,266
Accumulated deficit	(13,091,882)	(11,074,708)
Accumulated other comprehensive loss	(438,763)	(420,383)
Total stockholders’ equity	22,618,036	20,285,672
Noncontrolling interest	(728,006)	(680,698)
Total stockholders’ equity including noncontrolling interest	21,890,030	19,604,974

Total Liabilities and Stockholders’ Equity	$60,753,666	$55,941,310

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	$15,282,704	$12,778,925	$29,662,634	$22,504,226
Management and incentive fee revenue	1,943,952	2,121,977	3,958,003	4,173,253
Total revenue	17,226,656	14,900,902	33,620,637	26,677,479

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,778,797	3,238,175	7,307,550	5,735,390
Unit operating expenses	9,509,838	8,081,687	18,757,493	15,090,851
General and administrative	2,813,056	2,592,464	5,496,752	5,036,990
Depreciation and amortization	547,438	569,637	1,070,077	989,760
Management and royalty fees	—	21,895	—	46,649
Pre-opening expenses	1,545,417	1,690,308	2,445,603	2,765,021
Transaction costs	—	100,334	—	100,334
Equity in income of investee companies	(231,203)	(354,261)	(313,788)	(523,231)
Derivative income	—	(3,392,000)	(100,000)	(2,778,000)
Interest expense, net of interest income	99,314	39	197,483	(5,190)
Other expense (income)	61,766	(275,621)	286,800	(604,624)
Total costs and expenses	18,124,423	12,272,657	35,147,970	25,853,950

Income (loss) from continuing operations before provision for income taxes	(897,767)	2,628,245	(1,527,333)	823,529

Provision (benefit) for income taxes	545,613	(5,931,436)	479,662	(6,541,931)

Income (loss) from continuing operations	(1,443,380)	8,559,681	(2,006,995)	7,365,460

Income (loss) from discontinued operations, net of taxes	(237)	(35,434)	1,598	(38,572)

Net income (loss)	(1,443,617)	8,524,247	(2,005,397)	7,326,888
Less: net income attributable to noncontrolling interest	116,654	134,080	11,777	27,341
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	$(1,560,034)	$8,425,601	$(2,018,772)	$7,338,119
Income (loss) from discontinued operations, net of taxes	(237)	(35,434)	1,598	(38,572)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547
Other comprehensive income (loss)
Currency translation adjustment	3,025	(102,023)	(18,380)	(230,843)

Comprehensive income (loss)	$(1,557,246)	$8,288,144	$(2,035,554)	$7,068,704
Basic and diluted loss per share:

Continuing operations	$(0.06)	$0.34	$(0.08)	$0.29
Discontinued operations	$—	$—	$—	$—
Net income (loss) per share attributable to The ONE Group Hospitality, Inc.	$(0.06)	$0.34	$(0.08)	$0.29

Shares used in computing basic and diluted loss per share	24,989,560	24,955,467	25,119,992	24,947,873

See notes to the consolidated financial statements.

6

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2015	24,972,515	$2,497	$31,778,266	$(11,074,708)	$(420,383)	$20,285,672	$(680,698)	$19,604,974

Stock based compensation expense			379,928			379,928		379,928

Cancellation of shares upon expiration of warrants	(1,437,500)	(143)	143			—		—

Rights Offering	1,454,545	145	3,862,845			3,862,990		3,862,990

Issuance of detachable warrants			125,000			125,000		125,000

Distributions to noncontrolling interest						—	(59,085)	(59,085)

Loss on foreign currency translation, net					(18,380)	(18,380)		(18,380)

Net income (loss)				(2,017,174)		(2,017,174)	11,777	(2,005,397)

Balance at June 30, 2016	24,989,560	$2,499	$36,146,182	$(13,091,882)	$(438,763)	$22,618,036	$(728,006)	$21,890,030

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities:
Net income (loss)	$(2,005,397)	$7,326,888
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,070,077	989,760
Deferred rent payable	1,030,652	1,711,923
Deferred taxes	(125,862)	(7,329,564)
Equity in income of investee companies	(313,788)	(523,231)
Derivative income	(100,000)	(2,778,000)
Stock-based compensation	379,928	504,400
Changes in operating assets and liabilities:
Accounts receivable	(88,159)	(747,743)
Inventory	7,390	70,164
Prepaid expenses and other current assets	759,479	(889,963)
Due from related parties, net	632,062	(343,563)
Security deposits	(47,712)	12,587
Other assets	69,384	112,381
Accounts payable	687,881	(970,536)
Accrued expenses	802,317	2,379,783
Deferred revenue	378,198	29,447
Net cash provided by (used in) operating activities	3,136,450	(445,267)

Investing activities:
Purchase of property and equipment	(6,018,596)	(4,510,551)
Distributions from equity investees	184,450	321,131
Net cash used in investing activities	(5,834,146)	(4,189,420)

Financing activities:
Cash overdraft	(353,533)	151,118
Proceeds from term loan	—	600,000
Proceeds from promissory note	1,000,000	—
Repayment of term loan	(1,080,833)	(747,500)
Repayment of equipment financing agreement	(95,151)	—
Proceeds from rights offering	3,862,990	—
Distributions to noncontrolling interest	(59,085)	(194,815)
Net cash provided by (used in) financing activities	3,274,388	(191,197)

Effect of exchange rate changes on cash and cash equivalents	(19,563)	(230,843)

Net increase (decrease) in cash and cash equivalents	557,129	(5,056,727)
Cash and cash equivalents, beginning of period	1,841,872	7,905,004
Cash and cash equivalents, end of period	$2,399,001	$2,848,277

Supplemental disclosure of cash flow data:
Interest paid	$330,959	$157,252
Income taxes paid	$228,353	$301,165

Noncash investing and financing activities:
Noncash property and equipment additions	$278,955	$502,548
Noncash loan discount attributable to issuance of warrant	$125,000	$—

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Business and basis of presentation:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and its subsidiaries include the accounts of The ONE Group, LLC ("ONE Group") and its subsidiaries, Little West 12th LLC (“Little West 12th” ), One-LA, L.P. (“One LA”), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami Beach”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STKOUT Midtown, LLC (“STKOUT Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), Asellina Marks LLC (“Asellina Marks”), Heraea Vegas, LLC (“Heraea”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood"), STK Denver, LLC ("STK Denver"), STK Texas Holdings, LLC ("Texas Holdings"), STK Texas Holdings II, LLC ("Texas Holdings II"), STK Dallas, LLC ("STK Dallas"), STK Austin, LLC ("STK Austin"), STK San Diego, LLC ("STK San Diego"), STK Rooftop San Diego, LLC ("STK Rooftop San Diego"), 9401415 Canada Ltd. ("STK Toronto"), STK (Edinburgh) Limited ("STK Edinburgh"), STK Ibiza, LLC ("STK Ibiza"), Seaport Rebel Restaurant LLC ("STK Boston") and The ONE Group - STKPR, LLC ("STK Puerto Rico"). The entities are collectively referred to herein as the “Company” and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share
Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2016, there are 3,487,762 securities that can potentially dilute basic EPS in the future (including stock issuable under contingent stock agreements). These securities were not included in the computation of diluted EPS because they would have had an antidilutive effect on EPS for the periods presented.

Fair value measurements
The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying value of the long term debt approximates its fair value since the components of long term debt have been recently negotiated.

Reclassifications:
Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Nature of business:
The Company is a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of August 15, 2016, we owned and operated (under lease agreements) 13 and managed (under management agreements) 17 restaurants and lounges globally, including 12 STKs in major metropolitan cities in the United States and Europe (of which eight are owned and four managed). In addition, we provide F&B services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

In April 2016, the FASB issued ASC 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” These amendments clarify the identification of performance obligations and the licensing implementation guidance. These amendments affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09, as updated by ASU 2015-14. The impact on our financial statements of adopting ASU 2016-10 is currently being assessed by management and management will make its determination of the impact in fiscal 2017.

Note 3 - Inventory:

Inventory consisted of the following:

	At June 30, 2016	At December 31, 2015

Food	$203,596	$208,452
Beverages	941,133	943,667
Totals	$1,144,729	$1,152,119

Note 4 – Other current assets:

Other current assets consisted of the following:

	At June 30,	At December 31,
	2016	2015

Prepaid taxes	$1,283,786	$706,650
Landlord receivable	678,604	1,476,502
Prepaid expenses	763,966	1,171,488
Other	73,216	204,413

Totals	$2,799,572	$3,559,053

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At June 30, 2016	At December 31, 2015

Furniture, fixtures and equipment	$8,310,351	$8,053,787
Leasehold improvements	36,270,774	26,175,472
Less accumulated depreciation and amortization	14,241,478	15,476,430
	30,339,647	18,752,829
Construction in progress	1,507,633	7,967,181
Restaurant supplies	1,332,521	1,232,317
Total	$33,179,801	$27,952,327

Depreciation and amortization related to property and equipment included in continuing operations amounted to $547,438 and $569,637 in the three months ended June 30, 2016 and 2015, respectively, and $1,070,077 and $989,760 in the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company wrote off fully depreciated furniture, fixtures and equipment and leasehold improvements of approximately $670,000 and $1.6 million, respectively, and corresponding accumulated depreciation.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At June 30, 2016	At December 31, 2015

Sales tax payable	$1,141,212	$1,045,195
Payroll and related	1,678,247	661,761
Due to hotels	963,916	1,396,776
Income taxes payable	880,172	—
Legal	—	947,054
Other	773,171	584,798
Totals	$5,436,718	$4,635,584

Note 7 - Long term debt:

Long term debt consisted of the following:

	June 30, 2016	December 31, 2015

Term Loan Agreements	$10,899,167	$11,980,000
Equipment Financing Agreement	840,364	656,763
Promissory note, net	875,000
	12,614,531	12,636,763
Less: Current portion of Long Term Debt	3,026,324	2,680,116
Long Term Debt, net of Current Portion	$9,588,207	$9,956,647

Future minimum loan payments:
2016	$1,505,893
2017	3,022,920
2018	3,032,876
2019	3,043,342
2020	1,134,500
Thereafter	875,000
Total	$12,614,531

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at June 30, 2016 and December 31, 2015 was $5,232,500 and $5,980,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016 the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on June 30, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at June 30, 2016 and December 31, 2015 was $5,666,667 and $6,000,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of June 30, 2016 and the Company believes based on current projections that the Company will continue to comply with such covenants through the remainder of 2016.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs that are under construction in Orlando and Chicago. At June 30,

2016, a deposit of $840,364 had been made on the equipment with the remainder to be financed once the equipment has been installed. This Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015.

On June 27, 2016 the Company entered into a $1,000,000 Loan Agreement with 2235570 Ontario Limited (the "Noteholder") though an unsecured promissory note (the "Note"). In consideration of the loan amount, the Noteholder received a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Note is due on its maturity date of June 27, 2021. The fair value of the warrant of $125,000 is treated as a reduction of the principal balance of the Note and is amortized in interest expense over the term of the Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

Interest paid amounted to $155,945 and $89,164 for the three months ended June 30, 2016 and 2015, respectively, and $330,959 and $157,252 for the six months ended June 30, 2016 and 2015, respectively. Capitalized interest amounted to $62,310 and $89,164 for the three months ended June 30, 2016 and 2015, respectively, and $212,236 and $157,252 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At June 30, 2016 and December 31, 2015, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At June 30, 2016 and December 31, 2015, the Company held the following equity investments:

	At June 30, 2016	At December 31, 2015

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$2,154	$7,364
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,492,474	2,357,927
Bagatelle La Cienega, LLC ("Bagatelle LA")	—	—
One 29 Park, LLC ("One 29 Park")	545,071	545,071
Totals	$3,039,699	$2,910,362

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Equity in income of investee companies	$231,203	$354,261	$313,788	$523,231

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of June 30, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of June 30, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of June 30, 2016 and December 31, 2015. The Company holds a 10% direct ownership over One 29 Park as of June 30, 2016 and December 31, 2015. The Company accounts for its investment in One 29 Park under the equity method since it has ability to exercise significant influence over the entity.

During the quarter and year ended June 30, 2016 and December 31, 2015, respectively, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

In addition to the amounts presented above, receivables included in due from related parties, net on the balance sheet of $724,410, represent the Company's maximum exposure to loss.

Note 9 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of June 30, 2016 and December 31, 2015, these advances aggregated to a total of $1,234,454 and $1,337,356, respectively.

The Company incurred approximately $57,000 and $90,000 for the three months ended June 30, 2016 and 2015, respectively, and $57,000 and $183,750 for the six months ended June 30, 2016 and 2015, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at June 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $22,000 and $0, respectively.

The Company incurred approximately $128,000 and $118,000 for the three months ended June 30, 2016 and 2015, respectively, and $212,000 and $163,000 for the six months ended June 30, 2016 and 2015, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at June 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $22,000 and $105,000, respectively. Included in other current assets are construction related deposits paid to this entity amounting to $250,000 as of June 30, 2016 and December 31, 2015. The Company also received rental income for an office space sublease to this entity of $47,000 and $43,000 for the three months ended June 30, 2016 and 2015, respectively, and $93,000 and $72,000, for the six months ended June 30, 2016 and 2015, respectively, and there were no receivables outstanding at June 30, 2016 and December 31, 2015.

The Company incurred approximately $603,000 and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at June 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $450,000 and $0, respectively.

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

Management fees amounted to $38,875 for the six months ended June 30, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542.

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

The Company estimated the fair value of the derivative liability at each reporting period based on the period of time between the balance sheet date, the exercise date and the possibility of exercise. The Public Warrants expired on February 27, 2016 and the remaining balance of $100,000 as of December 31, 2015, was written off on that date.

Note 11 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to June 30, 2016 and thereafter are as follows:

Year Ending December 31,	Expense	Income	Net Amount
2016	$4,215,293	$(482,916)	$3,732,377
2017	7,448,494	(691,015)	6,757,479
2018	7,518,230	(690,980)	6,827,250
2019	7,576,312	(706,235)	6,870,077
2020	7,815,884	(675,768)	7,140,116
Thereafter	96,023,115	(121,656)	95,901,459
Total	$130,597,328	$(3,368,570)	$127,228,758

Rent expense (including percentage rent of $103,657 and $88,058 for the three months ended June 30, 2016 and 2015, respectively, and $187,430 and $167,776 for the six months ended June 30, 2016 and 2015, respectively), included in continuing operations, amounted to $1,302,263 and $1,677,646 for the three months ended June 30, 2016 and 2015, respectively, and $2,758,886 and $2,529,165 for the six months ended June 30, 2016 and 2015, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive income (loss) net of rental income of $212,049 and $205,417 for the three months ended June 30, 2016 and 2015, respectively, and $426,235 and $388,498 for the six months ended June 30, 2016 and 2015, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge (a consolidated entity) is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Management fees amounted to $38,875 for the six months ended June 30, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,127,497 and $1,514,042 for the three months ended June 30, 2016 and 2015, respectively, and $2,404,481 and $2,574,035 for the six months ended June 30, 2016 and 2015, respectively.

In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $138,547 and $164,095 for the three months ended June 30, 2016 and 2015, respectively, and $245,707 and $276,948 for the six months ended June 30, 2016 and 2015, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $129,194 and $155,805 for the three months ended June 30, 2016 and 2015, respectively, and $286,346 and $328,417 for the six months ended June 30, 2016 and 2015, respectively. Included in accounts receivable and other assets at June 30, 2016 and December 31, 2015 are amounts due for management fees and reimbursable expenses of $193,403 and $443,989, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $308,621 and $327,034 for the three months ended June 30, 2016 and 2015, respectively, and $550,113 and $594,549 for the six months ended June 30, 2016 and 2015, respectively. Included in accounts receivable at June 30, 2016 and December 31, 2015 are amounts due for management fees of $497,837 and $449,874, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $1,962 and $19,905 for the three months ended June 30, 2016 and 2015, respectively, and $20,492 and $40,635 for the six months ended June 30, 2016 and 2015, respectively. Included in accounts receivable at June 30, 2016 and December 31, 2015 are amounts due for management fees of $6,737 and $74,546, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025, TOG Milan commenced operations in May 2015. In addition, TOG (Milan) S.L.R. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $128,507 and $58,084 for the three months ended June 30, 2016 and 2015, respectively, and $214,613 and $58,084 for the six months ended June 30, 2016 and 2015, respectively. Included in accounts receivable and other assets at June 30, 2016 and December 31, 2015 are amounts due for management fees of $215,723 and $116,342, respectively.

Note 12 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Other current assets	$47,556	$48,163
Assets of discontinued operations - current	47,556	48,163

Security deposits	75,000	75,000
Assets of discontinued operations - long term	75,000	75,000

Accounts payable and accrued liabilities	484,030	409,108
Liabilities of discontinued operations - current	484,030	409,108

Net assets	$(361,474)	$(285,945)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—
Costs and Expenses	237	35,434	(1,598)	38,572
Net income (loss) from discontinued operations, net of taxes	$(237)	$(35,434)	$1,598	$(38,572)

Note 13 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2016 and December 31, 2015, there were 24,989,560 and 24,972,515, outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

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

The Company’s outstanding stock options and restricted stock have maximum contractual terms of up to ten years, principally vest on a quarterly basis ratably over five years and are granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. All equity awards immediately vest upon a liquidation or a change in control event. The Company’s outstanding stock options and restricted stock are exercisable into shares of the Company’s common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

As of June 30, 2016, all 2,626,512 options and 761,250 shares of restricted stock outstanding, respectively, were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

For the three months ended June 30, 2016 and 2015, the Company recognized $235,961 and $326,400, respectively, and for the six months ended June 30, 2016 and 2015, the Company recognized $379,928 and $504,400, respectively, of non-cash stock-based compensation expense related to options and restricted stock awards in general and administrative expense in the consolidated statements of operations.

As of June 30, 2016, there was approximately $2.3 million of total unrecognized compensation cost related to unvested share-based option compensation grants, which is expected to be amortized over a weighted-average period of 3.9 years.

A summary of the status of stock option awards and changes during the six months ended June 30, 2016 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2015	1,672,578	$5.01
Granted	1,250,000	$2.75
Cancelled, expired, or forfeited	(296,066)	$4.88
Outstanding at June 30, 2016	2,626,512	$4.06	7.96	$—
Exercisable at June 30, 2016	749,205	$4.87	6.91	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the three months ended June 30, 2016 was $1.38.

A summary of the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted in the six months ended June 30, 2016 are presented below:

Expected volatility	37%
Risk-free rate of return	1.16%
Expected life (in years)	6.51 years
Dividend yield	—
Weighted-average fair value per share at date of grant	$1.07

A summary of the status of restricted stock awards and changes during the six months ended June 30, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	—
Granted	787,500	$2.73
Cancelled, expired, or forfeited	(26,250)	$2.73
Outstanding at June 30, 2016	761,250	$2.73

Exercisable at June 30, 2016	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
STKs	$15,282,704	$12,757,574	$28,963,134	$22,121,012
F&B	1,943,952	2,121,977	3,958,003	4,173,253
Other	—	21,351	699,500	383,214

	$17,226,656	$14,900,902	$33,620,637	$26,677,479

Segment Profits (loss):
STKs	$1,983,811	$1,466,957	$3,172,474	$1,602,484
F&B	1,943,952	2,121,977	3,958,003	4,173,253
Other	10,258	(7,894)	425,117	75,501

Total segment profit	3,938,021	3,581,040	7,555,594	5,851,238

General and administrative	2,813,056	2,592,464	5,496,752	5,036,990
Depreciation and amortization	547,438	569,637	1,070,077	989,760
Interest expense, net of interest income	99,314	39	197,483	(5,190)
Other	1,375,980	(2,209,345)	2,318,615	(993,851)

(Income) loss from continuing operations before provision for income taxes	$(897,767)	$2,628,245	$(1,527,333)	$823,529

	June 30, 2016	December 31, 2015

Property & equipment, net:
STKs	$32,793,674	$27,678,010
F&B	329,752	217,942
Other	56,375	56,375
Total	$33,179,801	$27,952,327

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the three and six months ended June 30, 2016 and 2015 (the Company's foreign operations are mainly based in the United Kingdom and Italy):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States:
Revenues - owned units	$15,282,704	$12,778,925	$29,662,634	$22,504,226
Management, incentive and royalty fee revenue	1,338,349	1,496,474	2,794,167	3,000,548

Foreign:
Revenues - owned units	$—	$—	$—	$—
Management and development fee revenue	605,603	625,503	1,163,836	1,172,705

The following table contains certain financial information by geographic location at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
United States:
Net assets	$18,247,819	$15,167,639

Foreign:
Net assets	$3,642,211	$4,437,332

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

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income (loss) before income taxes by tax jurisdiction and enacted changes in tax laws.  Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including, but not limited to, having to forecast income (loss) before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses, jurisdictional mix of our income, non-recurring and impairment charges, as well as the actual amount of income (loss) before income taxes.  For example, the impact of non-deductible expenses on our effective tax rate is greater when income (loss) before income taxes is lower. To the extent there are fluctuations in any of these variables during any given period, the provision for income taxes will vary accordingly.

The Company recognized income tax expense of $545,613 for the three months ended June 30, 2016, compared to income tax benefit of $5.9 million for the three months ended June 30, 2015. The Company’s effective tax rate was approximately (60.8)% for the three months ended June 30, 2016, compared to (225.7)% for the three months ended June 30, 2015.

The change in the effective tax rate for the three months ended June 30, 2016, compared to the same period in 2015, was due to the actual amount of income before income taxes being low in the three months ended June 30, 2016, changes in the jurisdictional mix of where income was earned or loss was generated and the release of the valuation allowance on the deferred taxes in 2015.

The Company recognized income tax expense of $479,662 for the six months ended June 30, 2016, compared to income tax benefit of $6,541,931 for the six months ended June 30, 2015. The Company’s effective tax rate, exclusive of the discrete tax expense or benefit, was approximately (6.6)% for the six months ended June 30, 2016, compared to (43.8)% for the six months ended June 30, 2015.

The change in the effective tax rate for the six months ended June 30, 2016, compared to the same period in 2015, was due to the actual amount of income before income taxes being low in the six months ended June 30, 2016, the changes in the jurisdictional mix of where income was earned or loss was generated and the release of the valuation allowance on the deferred taxes in 2015.

Note 19 - Subsequent events:

On August 11, 2016, the Company entered into a $3,000,000 loan agreement (the “Loan Agreement”) with Anson Investments Master Fund LP (the “Investor”) through an unsecured promissory note (the “Note”). In consideration of the loan amount the Company also issued to the Investor a Common Stock Purchase Warrant (the “Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.61 per share.

The Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Warrant contains limitations that prevent the Investor from acquiring shares of the Company’s common stock upon exercise of the Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to the Company, of the total number of shares of the Company’s common stock then issued and outstanding.

The Note bears interest at a rate of 10% per annum, payable quarterly commencing September 30, 2016. The entire balance of the Note is due on its maturity date of August 11, 2021.

On August 11, 2016 the Company announced the opening of its second STK restaurant in Miami, Florida, in the new ME Miami hotel. The Company began operating food and beverage services at the hotel in July 2016.

On July 19, 2016, the Company announced the opening of STK Ibiza, in Ibiza, Spain. The Company received an upfront license fee of $1.1 million in December 2015 to develop the restaurant. The license fee will be recognized over the 10 year life of the license agreement. The Company will also receive a royalty based on a percentage of the restaurant's revenue.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or "F&B" services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of August 15, 2016, we owned and operated (under lease agreements) 13 and managed (under management agreements) 17 restaurants and lounges globally, including 12 STKs in major metropolitan cities in the United States and Europe (of which eight are owned and four managed). In addition, we provided F&B services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at June 30, 2016 were $10.6 million, $117.52 and 39%, respectively.

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

Net loss for the six months ended June 30, 2016 was $2.0 million compared to net income for the six months ended June 30, 2015 of $7.3 million, and included income from discontinued operations of $1,598 and loss from discontinued operations of $38,572 for the six months ended June 30, 2016 and 2015, respectively. Net loss for the three months ended June 30, 2016 was $1.4 million compared to net income for the three months ended June 30, 2015 of $8.5 million, and included loss from discontinued operations of $237 for the three months ended June 30, 2016 and $35,434 for the three months ended June 30, 2015, respectively. The income from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period. Included in the three and six month periods ended June 30, 2015 is a one time net reversal of a deferred tax allowance of approximately $6.2 million. In addition, the six months ended June 30, 2016 and 2015 included non-cash derivative income of $100,000 and $2.8 million, respectively, from an adjustment of our derivative liability balance and the three months ended June 30, 2016 and 2015 included non-cash derivative income of $0 and $3.4 million, respectively.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we reopened STK Miami Beach in the new 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier of approximately $1.5 million, which included claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption, these claims were fully satisfied as of December 31, 2015. Included in the six months ended June 30, 2015 were approximately $550,000 of insurance claims received recorded in other income.

Recent Developments

Loan Agreement

On August 11, 2016, the Company entered into a $3,000,000 Loan Agreement with Anson Investments Master Fund LP through an unsecured promissory note. In consideration of the loan amount the Company issued to the Investor a Common Stock Purchase Warrant to purchase 300,000 shares of the Company’s common stock.

The Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Warrant contains limitations that prevent the Investor from acquiring shares of the Company’s common stock upon exercise of the Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to the Company, of the total number of shares of the Company’s common stock then issued and outstanding.

The Note bears interest at a rate of 10% per annum, payable quarterly commencing September 30, 2016. The entire balance of the Note is due on its maturity date of August 11, 2021.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the six months ended June 30, 2016. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of June 30, 2016, beverage sales comprised 42% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 58%. This indicator assists management in understanding the trends in gross margins of the units.

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

Equity in (income) loss of investee companies. This represents the income or loss that we record under the equity method for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51% representing 5.23% ownership directly by us and 45.90% ownership through two of our subsidiaries.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547
Net income attributable to noncontrolling interest	116,654	134,080	11,777	27,341
Net income (loss)	(1,443,617)	8,524,247	(2,005,397)	7,326,888
Interest expense, net of interest income	99,314	39	197,483	(5,190)
Provision (benefit) for income taxes	545,613	(5,931,436)	479,662	(6,541,931)
Depreciation and amortization	547,438	569,637	1,070,077	989,760

EBITDA	(251,252)	3,162,487	(258,175)	1,769,527

Deferred rent (1)	(191,262)	(51,155)	(131,047)	160,419
Pre-opening expenses	1,545,417	1,690,308	2,445,603	2,765,021
Transaction costs	—	100,334	—	100,334
Loss (income) from discontinued operations, net of taxes	237	35,434	(1,598)	38,572
Derivative income	—	(3,392,000)	(100,000)	(2,778,000)
Stock based compensation	235,961	326,400	379,928	504,400

Adjusted EBITDA	1,339,101	1,871,808	2,334,711	2,560,273
Adjusted EBITDA attributable to noncontrolling interest	244,902	240,911	173,350	167,657
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,094,199	$1,630,897	$2,161,361	$2,392,616

(1)	Deferred rent is included in unit operating expenses on the statement of income.

Adjusted Net income (Loss). We define Adjusted Net income (loss) as Net income (loss) before discontinued operations, non-recurring gains, transaction costs, derivative expense, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net (loss) income has been presented in this Quarterly Report on Form 10-Q and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net (loss) income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net income (loss) provides a clearer picture of our operating results by eliminating certain non-cash or non-recurring expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net income (loss) to Adjusted Net income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547
Net income attributable to noncontrolling interest	116,654	134,080	11,777	27,341

Net income (loss)	(1,443,617)	8,524,247	(2,005,397)	7,326,888

Transaction costs	—	100,334	—	100,334
Loss (income) from discontinued operations, net of taxes	237	35,434	(1,598)	38,572
Derivative income	—	(3,392,000)	(100,000)	(2,778,000)
Stock based compensation	235,961	326,400	379,928	504,400
Deferred tax allowance reversal, net	—	(6,181,642)	—	(6,181,642)
Adjusted net loss	(1,207,419)	(587,227)	(1,727,067)	(989,448)
Adjusted net income attributable to noncontrolling interest	116,654	134,080	11,777	27,341
Adjusted net loss attributable to The ONE Group Hospitality, Inc.	$(1,324,073)	$(721,307)	$(1,738,844)	$(1,016,789)

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	$15,282,704	$12,778,925	$29,662,634	$22,504,226
Management and incentive fee revenue (1)	1,943,952	2,121,977	3,958,003	4,173,253
Total revenue	17,226,656	14,900,902	33,620,637	26,677,479

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,778,797	3,238,175	7,307,550	5,735,390
Unit operating expenses	9,509,838	8,081,687	18,757,493	15,090,851
General and administrative	2,813,056	2,592,464	5,496,752	5,036,990
Depreciation and amortization	547,438	569,637	1,070,077	989,760
Management and royalty fees	—	21,895	—	46,649
Pre-opening expenses	1,545,417	1,690,308	2,445,603	2,765,021
Transaction costs	—	100,334	—	100,334
Equity in income of investee companies	(231,203)	(354,261)	(313,788)	(523,231)
Derivative income	—	(3,392,000)	(100,000)	(2,778,000)
Interest expense, net of interest income	99,314	39	197,483	(5,190)
Other expense (income)	61,766	(275,621)	286,800	(604,624)

Total costs and expenses	18,124,423	12,272,657	35,147,970	25,853,950

Loss (income) from continuing operations before provision for income taxes	(897,767)	2,628,245	(1,527,333)	823,529

Provision (benefit) for income taxes	545,613	(5,931,436)	479,662	(6,541,931)

Income (loss) from continuing operations	(1,443,380)	8,559,681	(2,006,995)	7,365,460

Income (loss) from discontinued operations, net of taxes	(237)	(35,434)	1,598	(38,572)

Net income (loss)	(1,443,617)	8,524,247	(2,005,397)	7,326,888
Less: net income attributable to noncontrolling interest	116,654	134,080	11,777	27,341

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	$(1,560,034)	$8,425,601	$(2,018,772)	$7,338,119
Income (loss) from discontinued operations, net of taxes	(237)	(35,434)	1,598	(38,572)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,560,271)	$8,390,167	$(2,017,174)	$7,299,547
Other comprehensive income (loss)
Currency translation adjustment	3,025	(102,023)	(18,380)	(230,843)

Comprehensive income (loss)	$(1,557,246)	$8,288,144	$(2,035,554)	$7,068,704

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $43,928,429 and $44,158,562 for the six months ended June 30, 2016 and 2015, respectively and $23,082,213 and $23,839,367 for the three months ended June 30, 2016 and 2015, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	88.7%	85.8%	88.2%	84.4%
Management and incentive fee revenue	11.3%	14.2%	11.8%	15.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	24.7%	25.3%	24.6%	25.5%
Unit operating expenses (1)	62.2%	63.2%	63.2%	67.1%
General and administrative	16.3%	17.4%	16.3%	18.9%
Depreciation and amortization	3.2%	3.8%	3.2%	3.7%
Management and royalty fees	—%	0.1%	—%	0.2%
Pre-opening expenses	9.0%	11.3%	7.3%	10.4%
Transaction costs	—%	0.7%	—%	0.4%
Equity in income of investee companies	(1.3)%	(2.4)%	(0.9)%	(2.0)%
Derivative income	—%	(22.8)%	(0.3)%	(10.4)%
Interest expense, net of interest income	0.6%	—%	0.6%	—%
Other expense (income)	0.4%	(1.8)%	0.9%	(2.3)%

Total costs and expenses	105.2%	82.4%	104.5%	96.9%

Loss (income) from continuing operations before provision for income taxes	(5.2)%	17.6%	(4.5)%	3.1%

Provision (benefit) for income taxes	3.2%	(39.8)%	1.4%	(24.5)%

Income (loss) from continuing operations	(8.4)%	57.4%	(6.0)%	27.6%

Income (loss) from discontinued operations, net of taxes	—%	(0.2)%	—%	(0.1)%

Net income (loss)	(8.4)%	57.2%	(6.0)%	27.5%
Less: net income attributable to noncontrolling interest	0.7%	0.9%	—%	0.1%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	(9.1)%	56.3%	(6.0)%	27.4%

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	(9.1)%	56.5%	(6.0)%	27.5%
Income (loss) from discontinued operations, net of taxes	—%	(0.2)%	—%	(0.1)%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	(9.1)%	56.3%	(6.0)%	27.4%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	(9.1)%	56.3%	(6.0)%	27.4%
Other comprehensive income (loss)
Currency translation adjustment	—%	(0.7)%	(0.1)%	(0.9)%

Comprehensive income (loss)	(9.0)%	55.6%	(6.1)%	26.5%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$15,282,704		$—	$15,282,704	$12,757,574		$21,351	$12,778,925
Management and incentive fee revenue		$1,943,952		1,943,952		$2,121,977		2,121,977
Total revenue	15,282,704	1,943,952	—	17,226,656	12,757,574	2,121,977	21,351	14,900,902

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,778,797		—	3,778,797	3,231,536		6,639	3,238,175
Unit operating expenses	9,520,096		(10,258)	9,509,838	8,059,081		22,606	8,081,687
Total costs and expenses	13,298,893	—	(10,258)	13,288,635	11,290,617	—	29,245	11,319,862

Income (loss) from restaurant and hospitality operations	$1,983,811	$1,943,952	$10,258	3,938,021	$1,466,957	$2,121,977	$(7,894)	3,581,040

General and administrative				2,813,056				2,592,464
Transaction costs				—				100,334
Depreciation and amortization				547,438				569,637
Management and royalty fees				—				21,895
Pre-opening expenses				1,545,417				1,690,308
Equity in income of investee companies				(231,203)				(354,261)
Derivative income				—				(3,392,000)
Interest expense, net of interest income				99,314				39
Other expense (income)				61,766				(275,621)
Total costs and expenses				4,835,788				952,795

Income (loss) from continuing operations before provision for income taxes				$(897,767)				$2,628,245

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$28,963,134		$699,500	$29,662,634	$22,121,012		$383,214	$22,504,226
Management and incentive fee revenue		$3,958,003		3,958,003		$4,173,253		$4,173,253
Total revenue	28,963,134	3,958,003	699,500	33,620,637	22,121,012	4,173,253	383,214	26,677,479

Cost and expenses:
Owned operating expenses:
Food and beverage costs	7,167,650		139,900	7,307,550	5,642,359		93,031	5,735,390
Unit operating expenses	18,623,010		134,483	18,757,493	14,876,169		214,682	15,090,851
Total costs and expenses	25,790,660	—	274,383	26,065,043	20,518,528	—	307,713	20,826,241

Income from restaurant and hospitality operations	$3,172,474	$3,958,003	$425,117	7,555,594	$1,602,484	$4,173,253	$75,501	5,851,238

General and administrative				5,496,752				5,036,990
Transaction costs				—				100,334
Depreciation and amortization				1,070,077				989,760
Management and royalty fees				—				46,649
Pre-opening expenses				2,445,603				2,765,021
Equity in income of investee companies				(313,788)				(523,231)
Derivative income				(100,000)				(2,778,000)
Interest expense, net of interest income				197,483				(5,190)
Other expense (income)				286,800				(604,624)
Total costs and expenses				9,082,927				5,027,709

Income (loss) from continuing operations before provision for income taxes				$(1,527,333)				$823,529

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $2.5 million, or 19.8%, from $12.8 million for the three months ended June 30, 2015 to $15.3 million for the three months ended June 30, 2016. This increase was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Comparable owned STK unit sales decreased $606,000, or 6.6% from $9.2 million for the three months ended June 30, 2015 to $8.6 million for the three months ended June 30, 2016. The decrease in same store sales related to a decrease in private events business as well as a decline in a la carte dining that was in line with the overall decline in the hospitality industry experienced during the three months ended June 30, 2016.

Owned unit net revenues in our Other segment decreased $21,000, or 100.0%, from $21,000 for the three months ended June 30, 2015 to $0 for the three months ended June 30, 2016. This decrease was primarily due to the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues decreased $178,000, or 8.4%, from $2.1 million during the three months ended June 30, 2015 to $1.9 million for the three months ended June 30, 2016. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in currency exchange rates compared to the same period in 2015 as well as a slight decline in our incentive fee revenue for our STK in Las Vegas. This was partially offset by an increase in our management fee revenue at TOG Milan which had commenced operations in

May 2015. For the three months ended June 30, 2016 and June 30, 2015, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended June 30, 2016, comparable unit sales of owned or managed STK decreased 5.2% as compared to the three months ended June 30, 2015.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $547,000, or 16.9%, from $3.2 million or 25.3% of owned unit net revenues for the three months ended June 30, 2015 to $3.8 million or 24.7% of owned unit net revenues for the three months ended June 30, 2016. The increase in food and beverage costs related primarily to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. The decrease in food and beverage costs as a percentage of owned unit net revenues related to improved efficiencies at our owned units. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the three months ended June 30, 2016 and 2015, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $7,000, or 100.0%, from $7,000 or 31.1% of other owned unit net revenues for the three months ended June 30, 2015 to $0 for the three months ended June 30, 2016.

Unit operating expenses. Unit operating expenses for STKs increased $1.5 million, or 18.1%, from $8.1 million or 63.2% of owned unit net revenues for the three months ended June 30, 2015 to $9.5 million or 62.3% of owned unit net revenues for the three months ended June 30, 2016. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. The decrease in unit operating expenses as a percentage of owned unit net revenues related to improved operating efficiencies at the unit level and the leveraging of fixed costs over increased revenues. Unit operating costs in our Other segment were $23,000 at June 30, 2015 and $(10,000) at June 30, 2016.

General and administrative. General and administrative costs increased $221,000 to $2.8 million, or 8.5%, during the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in professional fees. General and administrative costs as a percentage of total revenues decreased from 17.4% for the three months ended June 30, 2015 to 16.3% for the three months ended June 30, 2016. The year-over-year percentage decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in professional fees.

Depreciation and amortization. Depreciation and amortization expense decreased $22,000, or 3.9%, from $570,000 in the three months ended June 30, 2015 to $547,000 for the three months ended June 30, 2016. The decrease is primarily due to the impairment of the fixed assets at our STK in Washington, DC partially offset by the reopening of the STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois.

Management and royalty fees. Management and royalty fees decreased to $0 for the three months ended June 30, 2016 from $22,000 in fees for the three months ended June 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs decreased $145,000, or 8.6%, from $1.7 million or 11.3% of total revenues for the three months ended June 30, 2015 to $1.5 million or 9.0% of total revenues for the three months ended June 30, 2016. Pre-opening costs for the three months ended June 30, 2015 relate primarily to the reopening of the STK at the W Hotel Westwood in June 2015. Pre-opening expenses during the three months ended June 30, 2016 related primarily to the STK in Orlando in June 2016. Included in pre-opening expenses are deferred rent expense of approximately $157,000 and $615,000 at June 30, 2016 and June 30, 2015, respectively.

Equity in income of investee companies. Equity in income of investee companies decreased by $123,000 from $354,000 for the three months ended June 30, 2015 to $231,000 for the three months ended June 30, 2016. The decrease is primarily related to a decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $0 for the three months ended June 30, 2016, compared to $3.4 million for the three months ended June 30, 2015. Derivative income represents the decrease in the total fair value of the derivative liability that was related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off.

Interest expense, net of interest income. Interest expense, net of interest income was $99,000 for the three months ended June 30, 2016, compared to $0 for the three months ended June 30, 2015.

Other expense (income). Other expense was $62,000 of other expense, or 0.4% of total revenues for the three months ended June 30, 2016, compared to $275,000 of other income, or 1.8% of total revenues, for the three months ended June 30, 2015. During the three months ended June 30, 2015 we recorded business interuption income of $350,000 related to water damage at STK Miami incurred in December 2014.

Provision (benefit) for income taxes. Income tax benefit decreased by $6.4 million to a $546,000 tax provision during the three months ended June 30, 2016 from an income tax benefit of $5.9 million during the three months ended June 30, 2015. The tax expense decreased due to the change in the valuation allowance on deferred taxes at March 31, 2015, the valuation allowance was released on June 30, 2015.

Income (loss) from discontinued operations, net of taxes. No operations were closed during the three months ended June 30, 2016 and 2015. Loss from discontinued operations decreased by $35,000 from loss of $35,000 during the three months ended June 30, 2015 to a loss of $237 during the three months ended June 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $17,000 to $117,000 for the three months ended June 30, 2016 from $134,000 during the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $6.8 million, or 30.9%, from $22.1 million for the six months ended June 30, 2015 to $29.0 million for the six months ended June 30, 2016. This increase was primarily due to the reopening of our STK in Miami, and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Comparable owned STK unit sales decreased $432,000, or 2.6% from $16.4 million for the six months ended June 30, 2015 to $16.1 million for the six months ended June 30, 2016. The decrease in same store sales related to a decrease in private events business as well as a decline in a la carte dining that was in line with the overall decline in the hospitality industry experienced during the six months ended June 30, 2016.

Owned unit net revenues in our Other segment increased $316,000, or 82.5%, from $383,000 for the six months ended June 30, 2015 to $700,000 for the six months ended June 30, 2016. This increase is primarily due to an increase in revenue from off-site Super Bowl related catering events partially offset by the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues decreased $215,000, or 5.2%, from $4.2 million during the six months ended June 30, 2015 to $4.0 million for the six months ended June 30, 2016. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in exchange rates compared to the same period in 2015 as well as a decrease in our management and incentive fee revenue for our STK in Las Vegas. This was partially offset by TOG Milan which commenced operations in May 2015. For the six months ended June 30, 2016 and June 30, 2015, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the six months ended June 30, 2016, comparable unit sales of owned or managed STKs decreased 1.4% as compared to the six months ended June 30, 2015.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.5 million, or 27.0%, from $5.6 million or 25.5% of owned unit net revenues for the six months ended June 30, 2015 to $7.2 million or 24.7% of owned unit net revenues for the six months ended June 30, 2016. The increase in food and beverage costs related primarily to the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. The decrease in food and beverage costs as a percentage of owned unit net revenues related to improved efficiencies at our owned units. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 58% for the six months ended June 30, 2016 and

2015, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $47,000, or 50.4%, from $93,000 or 24.3% of other owned unit net revenues for the six months ended June 30, 2015 to $140,000 or 20.0% of owned unit net revenues for the six months ended June 30, 2016.

Unit operating expenses. Unit operating expenses for STKs increased $3.8 million, or 25.2%, from $14.9 million or 67.2% of owned unit net revenues for the six months ended June 30, 2015 to $18.6 million or 64.3% of owned unit net revenues for the six months ended June 30, 2016. The increase in operating expenses was primarily due to the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. The decrease in unit operating expenses as a percentage of owned unit net revenues related to improved operating efficiencies at the unit level and the leveraging of fixed costs over increased revenues. Unit operating costs in our Other segment decreased $80,000, or 37.4%, from $215,000 at June 30, 2015 to $134,000 at June 30, 2016.

General and administrative. General and administrative costs increased $460,000 to $5.5 million, or 9.1%, during the six months ended June 30, 2016 from $5.0 million for the six months ended June 30, 2015. General and administrative costs as a percentage of total revenues decreased from 18.9% for the six months ended June 30, 2015 to 16.3% for the six months ended June 30, 2016. The cost increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally. The year-over-year percentage decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in payroll and professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $80,000, or 8.1%, from $1.0 million in the six months ended June 30, 2015 to $1.1 million for the six months ended June 30, 2016. The increase is primarily due to reopening of the STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois, partially offset by the impairment of the fixed assets at our STK in Washington, DC.

Management and royalty fees. Management and royalty fees decreased to $0 for the six months ended June 30, 2016 from $47,000 in fees for the six months ended June 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs decreased $319,000, or 11.6%, from $2.8 million or 10.4% of total revenues for the six months ended June 30, 2015 to $2.4 million or 7.3% of total revenues for the six months ended June 30, 2016. For the six months ended June 30, 2016 we incurred pre-opening costs related to the opening of our STK in Orlando, Florida, for the six months ended June 30, 2015 we incurred pre-opening expense related to the opening of our STKs in Miami, Florida, Chicago, Illinois and at the W Hotel Westwood, California. Included in pre-opening expenses are deferred rent expense of approximately $303,000 and $1.2 million at June 30, 2016 and June 30, 2015, respectively. Pre-opening expenses at June 30, 2015 were partially offset by reimbursable expenses under our business interruption policy of $550,000 related to water damage at STK Miami Beach recorded during the six months ended June 30, 2015.

Equity in income of investee companies. Equity in income of investee companies decreased by $209,000 from $523,000 for the six months ended June 30, 2015, to $314,000 for the six months ended June 30, 2016. The decrease is primarily related to a decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $100,000 for the six months ended June 30, 2016, compared to income of $2.8 million for the six months ended June 30, 2015. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off.

Interest expensee, net of interest income. Interest expense, net of interest income was $198,000 for the six months ended June 30, 2016, compared to interest income, net of interest expense of $5,000 for the six months ended June 30, 2015.

Other expense (income). Other expense (income) decreased by $891,000 from $605,000 of other income, or 2.3% of total revenues for the six months ended June 30, 2015 to $287,000 of other expense, or 0.9% of total revenues, for the six months ended June 30, 2016. During the six months ended June 30, 2015, we recorded business interruption income of $550,000 related to water damage at STK Miami Beach incurred in December 2014.

Provision (benefit) for income taxes. Income tax benefit decreased by $7.0 million to a $480,000 tax provision during the six months ended June 30, 2016 from a $6.5 million tax benefit during the six months ended June 30, 2015. The tax expense decreased due to the net reversal of the deferred tax asset valuation allowance of $6.2 million.

Loss (income) from discontinued operations. During the six months ended June 30, 2015, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. No operations were closed during the six months ended June 30, 2016. Loss from discontinued operations decreased by $40,000 from a loss of $39,000 during the six months ended June 30, 2015 to income of $2,000 during the six months ended June 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $16,000, or 56.9%, to $12,000 for the six months ended June 30, 2016 from $27,000 during the six months ended June 30, 2015.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the net proceeds from our Rights Offering completed in February 2016, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement, equipment financing and unsecured promissory notes. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of June 30, 2016, we had cash and cash equivalents of approximately $2.4 million.

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,136	$(445)
Investing activities	(5,834)	(4,189)
Financing activities	3,274	(191)
Effect of exchange rate changes on cash	(20)	(231)
Net increase (decrease) in cash and cash equivalents	$556	$(5,056)

Operating Activities

For the six months ended June 30, 2016, cash flows provided by operating activities were $3.1 million, consisting of a net loss of $2.0 million, which included income from discontinued operations of $2,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.9 million, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $380,000. Net cash outflow of operating assets and liabilities totaled $3.2 million and included increases in accounts receivable of $88,000, security deposits of $48,000, accounts payable and accrued expenses of $1.5 million and deferred revenue of $378,000, and decreases in inventory of $7,000, other current assets of $759,000, due from related parties of $632,000 and other assets of $69,000.

For the six months ended June 30, 2015, cash flows used in operating activities were $445,000, consisting of net income of $7.3 million, which included a loss from discontinued operations of $39,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $7.4 million, including a net reversal of the deferred tax valuation allowance of $6.2 million, a non-cash derivative income of $2.8 million, and a non-cash stock-based compensation of $504,000. Net cash outflow of operating assets and liabilities totaled $4,000 and included increases in accounts receivable of $748,000, prepaid expenses of $890,000, and an increase of $1.4 million in accounts payable and accrued expenses and decreases in inventory of $70,000, due from related parties of $343,000 and in other assets and security deposits of $125,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $5.8 million, consisting primarily of purchases of property and equipment of $6.0 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in distributions from equity investees of $184,000.

Net cash used in investing activities for the six months ended June 30, 2015 was $4.2 million, consisting primarily of purchases of property and equipment of $4.5 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and an increase in distributions from equity investees in subsidiaries of $321,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $3.3 million, consisting of contributions from members in conjunction with our rights offering of $3.9 million and proceeds from the promissory note of $1.0 million. This was partially offset by principal payments made on our term loan of $1.1 million and equipment financing agreement of $48,000 and distributions to non-controlling interest of $59,000.

Net cash used in financing activities for the six months ended June 30, 2015 was $191,000, consisting of proceeds from our term loan and equipment loan of $600,000 and principal payments made on our term loan of $748,000. This was partially offset by distributions to non-controlling interest of $195,000.

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

As of June 30, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of June 30, 2016, amounts borrowed under the Term Loan were approximately $5.2 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of fifty-four (54) consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at June 30, 2016 was approximately $5.7 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of June 30, 2016 and we believe based on current projections that we will continue to comply with such covenants in 2016.

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs in Orlando and Chicago. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015.

At June 30, 2016, the amount outstanding under the Agreement was approximately $840,000 and payments of $95,000 were made for the six months ended June 30, 2016.

On June 27, 2016 the Company entered into a $1,000,000 Loan Agreement with 2235570 Ontario Limited (the "Noteholder") through an unsecured promissory note (the "Note"). In consideration of the loan amount, the Noteholder received a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Note is due on its maturity date of June 27, 2021. The fair value of the warrant of $125,000 is treated as a reduction of the principal balance of the Note and is amortized in interest expense over the term of the Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

At June 30, 2016, the amount outstanding under the Note was $1.0 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restricted Stock Units

In April 2016, we issued 787,500 Restricted Stock Units (RSUs) to certain employees and management. The RSUs represent the right to receive shares of common stock, subject to the terms and conditions of a restricted stock unit agreement and grant notice, and were issued under our 2013 Employee, Director and Consultant Equity Incentive Plan. The majority of the RSUs are subject to time-based vesting with one-fifth of the shares vesting annually commencing on the first anniversary of the date of grant. Some of the RSUs granted to management have performance based vesting based on the price of our common stock. The RSUs are exempt from registration pursuant to Rule 701 under the Securities Act.

Loan Agreements

On June 27, 2016 the Company entered into a $1,000,000 Loan Agreement with 2235570 Ontario Limited (the "Noteholder") though an unsecured promissory note (the "Note"). In consideration of the loan amount, the Noteholder received a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Note is due on its maturity date of June 27, 2021. The fair value of the warrant of $125,000 is treated as a reduction of the principal balance of the Note and is amortized in interest expense over the term of the Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

On August 11, 2016, the Company entered into a $3,000,000 loan agreement (the “Loan Agreement”) with Anson Investments Master Fund LP (the “Investor”) through an unsecured promissory note (the “Note”). In consideration of the loan amount the Company also issued to the Investor a Common Stock Purchase Warrant (the “Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.61 per share.

The Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Warrant contains limitations that prevent the Investor from acquiring shares of the Company’s common stock upon exercise of the Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99%, or 9.99% upon notice to the Company, of the total number of shares of the Company’s common stock then issued and outstanding.

The Note bears interest at a rate of 10% per annum, payable quarterly commencing September 30, 2016. The entire balance of the Note is due on its maturity date of August 11, 2021.

The securities described above were offered and sold pursuant to an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder on the basis that, among other things, the transaction did not involve a public offering, the investor is an accredited investor, the investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 11, 2016, Eugene Bullis, a director of the Company, and Alejandro Munoz-Suarez, an officer of the Company, executed indemnity agreements with the Company in substantially the form of indemnity agreement previously approved by the board of directors and on file with the SEC.

On August 4, 2016, Sonia Low, an officer of the Company, executed an indemnity agreement with the Company in substantially the form of indemnity agreement previously approved by the board of directors and on file with the SEC.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Six Months Ended June 30, 2016 and 2015; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer