Form 10-Q
period 2016-09-30
ONE Group Hospitality, Inc.
filed 2016-11-14
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 14, 2016:  25,050,628.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
THE ONE GROUP HOSPITALITY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,791,250	$1,841,872
Accounts receivable, net	4,558,524	4,063,516
Inventory	1,162,934	1,152,119
Other current assets	2,283,859	3,559,053
Due from related parties, net	732,666	1,232,356
Total current assets	10,529,233	11,848,916

Property and equipment, net	35,716,490	27,952,327
Investments	3,133,722	2,910,362
Deferred tax assets	13,839,416	10,093,672
Security deposits	2,484,227	2,444,482
Other assets	1,008,600	691,551
Total assets	$66,711,688	$55,941,310

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$404,543	$973,754
Long term debt, current portion	3,149,633	2,680,116
Accounts payable	3,581,691	2,396,622
Accrued expenses	5,274,617	4,635,584
Derivative liability	—	100,000
Deferred revenue	662,184	204,033
Total current liabilities	13,072,668	10,990,109

Deferred license revenue, long-term	1,197,081	1,099,570
Long term debt, net of current portion	12,031,122	9,956,647
Deferred rent payable	16,445,310	14,290,010
Total liabilities	42,746,181	36,336,336

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 25,050,628 and 24,972,515 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	2,505	2,497
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	—	—
Additional paid-in capital	36,869,681	31,778,266
Accumulated deficit	(11,614,217)	(11,074,708)
Accumulated other comprehensive loss	(570,999)	(420,383)
Total stockholders’ equity	24,686,970	20,285,672
Noncontrolling interest	(721,463)	(680,698)
Total stockholders’ equity including noncontrolling interest	23,965,507	19,604,974

Total Liabilities and Stockholders’ Equity	$66,711,688	$55,941,310

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	$16,317,636	$13,314,507	$45,980,270	$35,818,733
Management and incentive fee revenue	2,061,964	1,939,376	6,019,967	6,112,629
Total revenue	18,379,600	15,253,883	52,000,237	41,931,362

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,119,652	3,346,841	11,427,202	9,082,231
Unit operating expenses	10,795,629	8,800,774	29,663,446	23,694,424
General and administrative	2,634,585	2,642,743	8,178,840	7,777,058
Depreciation and amortization	758,282	630,249	1,828,359	1,620,009
Management and royalty fees	—	310	—	46,959
Pre-opening expenses	2,035,541	1,634,171	4,481,144	4,399,192
Transaction costs	505,000	405,797	505,000	506,131
Equity in income of investee companies	(178,342)	(205,273)	(492,130)	(728,504)
Derivative income	—	(1,139,000)	(100,000)	(3,917,000)
Interest expense, net of interest income	79,768	1,210	277,251	(3,980)
Other expense (income)	(1,973)	102,406	127,000	(402,342)
Total costs and expenses	20,748,142	16,220,228	55,896,112	42,074,178

Loss from continuing operations before provision for income taxes	(2,368,542)	(966,345)	(3,895,875)	(142,816)

Provision (benefit) for income taxes	(4,046,961)	922,427	(3,567,299)	(5,619,504)

Income (loss) from continuing operations	1,678,419	(1,888,772)	(328,576)	5,476,688

Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)

Net income (loss)	1,681,304	(1,826,271)	(327,289)	5,500,617
Less: net income attributable to noncontrolling interest	200,443	189,698	212,220	217,039
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	$1,477,976	(2,078,470)	$(540,796)	5,259,649
Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	(2,015,969)	$(539,509)	5,283,578
Other comprehensive income (loss)
Currency translation adjustment	(132,236)	(30,900)	(150,616)	(261,743)

Comprehensive income (loss)	$1,348,625	$(2,046,869)	$(690,125)	$5,021,835
Basic and diluted loss per share:

Continuing operations	$0.06	$(0.08)	$(0.02)	$0.21
Discontinued operations	$—	$—	$—	$—
Net income (loss) per share attributable to The ONE Group Hospitality, Inc.	$0.06	$(0.08)	$(0.02)	$0.21

Shares used in computing basic and diluted loss per share	25,022,749	24,972,515	25,087,341	24,956,177

See notes to the consolidated financial statements.

6

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' (loss) income equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2015	24,972,515	$2,497	$31,778,266	$(11,074,708)	$(420,383)	$20,285,672	$(680,698)	$19,604,974

Stock based compensation expense	61,068	6	723,427			723,433		723,433

Cancellation of shares upon expiration of warrants	(1,437,500)	(143)	143			—		—

Rights Offering	1,454,545	145	3,862,845			3,862,990		3,862,990

Issuance of detachable warrants			505,000			505,000		505,000

Distributions to noncontrolling interest						—	(252,985)	(252,985)

Loss on foreign currency translation, net					(150,616)	(150,616)		(150,616)

Net income (loss)				(539,509)		(539,509)	212,220	(327,289)

Balance at September 30, 2016	25,050,628	$2,505	$36,869,681	$(11,614,217)	$(570,999)	$24,686,970	$(721,463)	$23,965,507

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net income (loss)	$(327,289)	$5,500,617
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,828,359	1,620,009
Deferred rent payable	2,155,300	2,452,009
Deferred taxes	(3,745,744)	(5,526,146)
Equity in income of investee companies	(492,130)	(728,504)
Derivative income	(100,000)	(3,917,000)
Stock-based compensation	723,433	666,853
Changes in operating assets and liabilities:
Accounts receivable	(495,008)	123,178
Inventory	(10,815)	72,740
Prepaid expenses and other current assets	1,275,194	(679,436)
Due from related parties, net	604,690	(232,269)
Security deposits	(39,745)	10,444
Other assets	(317,050)	3,784
Accounts payable	1,080,069	(386,199)
Accrued expenses	640,926	114,788
Deferred revenue	555,662	(7,148)
Net cash provided by (used in) operating activities	3,335,852	(912,280)

Investing activities:
Purchase of property and equipment	(8,601,376)	(9,003,733)
Distributions from equity investees	268,770	539,340
Net cash used in investing activities	(8,332,606)	(8,464,393)

Financing activities:
Cash overdraft	(569,211)	523,171
Proceeds from term loan	—	4,215,000
Proceeds from promissory note	4,000,000	502,548
Repayment of term loan	(1,787,916)	(1,184,361)
Repayment of equipment financing agreement	(154,232)
Proceeds from rights offering	3,862,990	—
Distributions to noncontrolling interest	(252,985)	(524,445)
Net cash provided by financing activities	5,098,646	3,531,913

Effect of exchange rate changes on cash and cash equivalents	(152,514)	(264,397)

Net decrease in cash and cash equivalents	(50,622)	(6,109,157)
Cash and cash equivalents, beginning of period	1,841,872	7,905,004
Cash and cash equivalents, end of period	$1,791,250	$1,795,847

Supplemental disclosure of cash flow data:
Interest paid	$585,138	$246,745
Income taxes paid	$149,065	$80,148

Noncash investing and financing activities:
Noncash property and equipment additions	$991,141	$502,548
Noncash loan discount attributable to issuance of warrant	$505,000	$—

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Business and basis of presentation:

Nature of business:
The Company is a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of November 14, 2016, we owned and operated (under lease agreements) 12 and managed (under management agreements) 20 restaurants and lounges globally, including 13 STKs in major metropolitan cities in the United States, Canada and Europe (of which eight are owned and five managed). In addition, we provide F&B services in seven hotels and casinos, one of which is under a lease agreement and six of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

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

Net Income (Loss) Per Common Share
Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2016, there are 3,044,012 securities that can potentially dilute basic EPS in the future (including stock issuable under contingent stock agreements). These securities were not included in the computation of diluted EPS because they would have had an antidilutive effect on EPS for the periods presented.

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

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2015 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230), Classification of certain Cash Receipts and Cash Payments." ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Note 3 - Inventory:

Inventory consisted of the following:

	At September 30, 2016	At December 31, 2015

Food	$207,980	$208,452
Beverages	954,954	943,667
Totals	$1,162,934	$1,152,119

Note 4 – Other current assets:

Other current assets consisted of the following:

	At September 30,	At December 31,
	2016	2015

Income tax receivable	$391,830	$706,650
Landlord receivable	1,148,804	1,476,502
Prepaid expenses	716,877	1,171,488
Other	26,348	204,413

Totals	$2,283,859	$3,559,053

Note 5 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At September 30, 2016	At December 31, 2015

Furniture, fixtures and equipment	$9,279,750	$8,053,787
Leasehold improvements	36,790,647	26,175,472
Less accumulated depreciation and amortization	14,999,194	15,476,430
	31,071,203	18,752,829
Construction in progress	3,292,978	7,967,181
Restaurant supplies	1,352,309	1,232,317
Total	$35,716,490	$27,952,327

Depreciation and amortization related to property and equipment included in continuing operations amounted to $758,282 and $630,249 in the three months ended September 30, 2016 and 2015, respectively, and $1,828,359 and $1,620,009 in the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company wrote off fully depreciated furniture, fixtures and equipment and leasehold improvements of approximately $670,000 and $1.6 million, respectively, and corresponding accumulated depreciation.

Note 6 – Accrued expenses:

Accrued expenses consisted of the following:

	At September 30, 2016	At December 31, 2015

Sales tax payable	$1,297,987	$1,045,195
Payroll and related	786,528	661,761
Due to hotels	1,541,884	1,396,776
Legal	420,000	947,054
Rent	310,982	—
Other	917,236	584,798
Totals	$5,274,617	$4,635,584

Note 7 - Long term debt:

Long term debt consisted of the following:

	September 30, 2016	December 31, 2015

Term Loan Agreements	$10,192,084	$11,980,000
Equipment Financing Agreements	1,493,671	656,763
Promissory notes, net	3,495,000	—
	15,180,755	12,636,763
Less: Current portion of Long Term Debt	3,149,633	2,680,116
Long Term Debt, net of Current Portion	$12,031,122	$9,956,647

Future minimum loan payments:
Fourth quarter of 2016	$782,049
2017	3,153,666
2018	3,170,311
2019	3,187,808
2020	1,286,357
Thereafter	3,600,564
Total	$15,180,755

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at September 30, 2016 and December 31, 2015 was $4,858,750 and $5,980,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016, the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on September 30, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at September 30, 2016 and December 31, 2015 was $5,333,334 and $6,000,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of September 30, 2016, and the Company believes, based on current projections that it will continue to comply with such covenants through the remainder of 2016.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando and Chicago. This Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015.

On June 27, 2016 the Company entered into a $1,000,000 loan agreement with 2235570 Ontario Limited (the "Ontario Noteholder") though an unsecured promissory note (the "Ontario Note"). In consideration of the loan amount, the Ontario Noteholder received a warrant (the "Ontario Warrant") to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Ontario Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

On August 11, 2016 the Company entered into a $3,000,000 loan agreement with Anson Investments Master Fund LP ("Anson") though an unsecured promissory note (the "Anson August Note"). In consideration of the loan amount, the Anson received a warrant (the "Anson August Warrant") to purchase 300,000 shares of common stock of the Company at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

On August 16, 2016, the Company entered into a $712,187 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs that are under construction in San Diego, Denver and at our STK in Orlando. This Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $13,769 including interest commencing September 1, 2016.

Interest paid amounted to $254,179 and $94,677 for the three months ended September 30, 2016 and 2015, respectively, and $585,138 and $246,745 for the nine months ended September 30, 2016 and 2015, respectively. Capitalized interest amounted to $180,021 and $93,464 for the three months ended September 30, 2016 and 2015, respectively, and $392,257 and $250,717 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2016 and December 31, 2015, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At September 30, 2016 and December 31, 2015, the Company held the following equity investments:

	At September 30, 2016	At December 31, 2015

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$4,765	$7,364
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,583,886	2,357,927
Bagatelle La Cienega, LLC ("Bagatelle LA")	—	—
One 29 Park, LLC ("One 29 Park")	545,071	545,071
Totals	$3,133,722	$2,910,362

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Equity in income of investee companies	$178,342	$205,273	$492,130	$728,504

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of September 30, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of September 30, 2016 and December 31, 2015. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of September 30, 2016 and December 31, 2015. Bagatelle LA was closed on June 30, 2016. The Company holds a 10% direct ownership over One 29 Park as of September 30, 2016 and December 31, 2015. The Company accounts for its investment in One 29 Park under the equity method since it has ability to exercise significant influence over the entity.

As of September 30, 2016 and December 31, 2015, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

In addition to the amounts presented above, receivables included in due from related parties, net in the balance sheet of $425,724, as of September 30, 2016 represent the Company's maximum exposure to loss.

Note 9 - Related party transactions:

Due from related parties (including equity investees) includes amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of September 30, 2016 and December 31, 2015, these advances aggregated to a total of $840,696 and $1,337,356, respectively. Also included are amounts due to board members in connection with their quarterly fees of $47,500.

The Company incurred approximately $0 and $104,000 for the three months ended September 30, 2016 and 2015, respectively, and $57,000 and $382,000 for the nine months ended September 30, 2016 and 2015, respectively, for design services at various restaurants to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at September 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $22,000 and $0, respectively.

The Company incurred approximately $71,000 and $213,000 for the three months ended September 30, 2016 and 2015, respectively, and $283,000 and $422,000 for the nine months ended September 30, 2016 and 2015, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at September 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $28,000 and $105,000, respectively. The Company also received rental income for an office space sublease to this entity of $47,000 and $40,000 for the three months ended September 30, 2016 and

2015, respectively, and $140,000 and $98,000, for the nine months ended September 30, 2016 and 2015, respectively, and there were no receivables outstanding at September 30, 2016 and December 31, 2015.

The Company incurred approximately $1.5 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and $4.4 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in other assets are construction related deposits paid to this entity amounting to $250,000 as of September 30, 2016 and December 31, 2015. Included in due from related parties, net at September 30, 2016 and December 31, 2015 is a balance due to this entity of approximately $11,000 and $0, respectively.

The Chief Executive Officer of the Company is a limited personal guarantor of the lease for the STK Miami Beach premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. The Chief Executive Officer is also a limited personal guarantor of the lease for the Bagatelle New York premises with respect to JEC II, LLC’s payment and performance under the lease.

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC ("Bridge") is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Management fees amounted to $39,132 for the nine months ended September 30, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542.

Note 10 – Derivative liability:

On October 16, 2013, the Company, formerly known as Committed Capital Acquisition Corporation ("Committed Capital"), closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among the Company, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Committed Capital (“Merger Sub”), ONE Group and Samuel Goldfinger as ONE Group's representative. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

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

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to September 30, 2016 and thereafter are as follows:

Period	Expense	Income	Net Amount
Fourth quarter of 2016	$2,022,046	$(242,167)	$1,779,879
2017	7,513,214	(691,015)	6,822,199
2018	7,554,444	(690,980)	6,863,464
2019	7,613,432	(706,235)	6,907,197
2020	7,853,932	(675,768)	7,178,164
Thereafter	97,059,307	(121,656)	96,937,651
Total	$129,616,375	$(3,127,821)	$126,488,554

Rent expense (including percentage rent of $286,762 and $71,428 for the three months ended September 30, 2016 and 2015, respectively, and $474,192 and $239,204 for the nine months ended September 30, 2016 and 2015, respectively), included in continuing operations, amounted to $1,254,951 and $937,700 for the three months ended September 30, 2016 and 2015, respectively, and $4,013,837 and $2,832,266 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive income (loss) net of rental income of $163,226 and $179,186 for the three months ended September 30, 2016 and 2015, respectively, and $589,461 and $545,348 for the nine months ended September 30, 2016 and 2015, respectively, related to subleases with related and unrelated parties which expire through 2025.

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge (a consolidated entity) is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Management fees amounted to $39,132 for the nine months ended September 30, 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation (estimated at approximately $387,000) to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,111,294 and $1,015,876 for the three months ended September 30, 2016 and 2015, respectively, and $3,515,775 and $3,589,914 for the nine months ended September 30, 2016 and 2015, respectively.

In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $129,990 and $148,521 for the three months ended September 30, 2016 and 2015, respectively, and $375,697 and $425,469 for the nine months ended September 30, 2016 and 2015, respectively. Included in due from related parties at September 30, 2016 and December 31, 2015 are amounts due for management fees and reimbursable expenses of $265,952 and $298,219, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $111,025 and $148,191 for the three months ended September 30, 2016 and 2015, respectively, and $397,371 and $476,608 for the nine months ended September 30, 2016 and 2015, respectively. Included in accounts receivable at September 30, 2016 and December 31, 2015 are amounts due for management fees of $182,881 and $443,989, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $289,885 and $346,448 for the three months ended September 30, 2016 and 2015, respectively, and $839,998 and $940,997 for the nine months ended September 30, 2016 and 2015, respectively.

Included in accounts receivable at September 30, 2016 and December 31, 2015 are amounts due for management fees of $597,099 and $449,874, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $0 and $32,077 for the three months ended September 30, 2016 and 2015, respectively, and $20,485 and $72,442 for the nine months ended September 30, 2016 and 2015, respectively. Included in accounts receivable at September 30, 2016 and December 31, 2015 are amounts due for management fees of $6,218 and $74,546, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. TOG Milan commenced operations in May 2015. In addition, TOG (Milan) S.R.L. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $111,070 and $154,241 for the three months ended September 30, 2016 and 2015, respectively, and $325,683 and $154,241 for the nine months ended September 30, 2016 and 2015, respectively. Included in accounts receivable and at September 30, 2016 and December 31, 2015 are amounts due for management fees of $313,092 and $116,342, respectively.

Note 12 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Other current assets	$47,556	$48,163
Assets of discontinued operations - current	47,556	48,163

Security deposits	75,000	75,000
Assets of discontinued operations - long term	75,000	75,000

Accounts payable and accrued liabilities	489,639	409,108
Liabilities of discontinued operations - current	489,639	409,108

Net assets	$(367,083)	$(285,945)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—
Costs and Expenses	(2,885)	(62,501)	(1,287)	(23,929)
Net income from discontinued operations, net of taxes	$2,885	$62,501	$1,287	$23,929

Note 13 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2016 and December 31, 2015, there were 25,050,628 and 24,972,515, outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4 million in gross proceeds. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. The Company received net proceeds of approximately $3.8 million following the deduction of expenses. The Company utilized the net proceeds of the Rights Offering to primarily fund the planned development of future STK restaurants.

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

As of September 30, 2016, all 1,879,012 options and 765,000 shares of restricted stock outstanding, respectively, were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

For the three months ended September 30, 2016 and 2015, the Company recognized $343,505 and $162,850, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recognized $723,433 and $666,853, respectively, of non-cash stock-based compensation expense related to options, restricted stock awards and unrestricted stock grants in general and administrative expense in the consolidated statements of operations.

As of September 30, 2016, there was approximately $1.7 million of total unrecognized compensation cost related to unvested share-based option compensation grants, which is expected to be amortized over a weighted-average period of 3.9 years.

A summary of the status of stock option awards and changes during the nine months ended September 30, 2016 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2015	1,672,578	$5.01
Granted	560,000	2.73
Cancelled, expired, or forfeited	(353,566)	$5.01
Outstanding at September 30, 2016	1,879,012	$4.29	7.86	$—
Exercisable at September 30, 2016	765,311	$4.77	7.12	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the nine months ended September 30, 2016 was $1.12.

A summary of the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted during the nine months ended September 30, 2016 are presented below:

Expected volatility	37%
Risk-free rate of return	1.37%
Expected life (in years)	7.16 years
Dividend yield	—
Weighted-average fair value	$1.12

A summary of the status of restricted stock awards and changes during the nine months ended September 30, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	—
Granted	795,000	$2.73
Cancelled, expired, or forfeited	(30,000)	$2.73
Outstanding at September 30, 2016	765,000	$2.73

Exercisable at September 30, 2016	—

On August 11, 2016, the Company granted four board members each a grant of 15,267 shares of common stock, which shares vested immediately as of the date thereof. The closing stock price was $2.62. The Company recorded compensation expense related to these awards of $160,000 for the three and nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
STKs	$16,317,636	$13,304,698	$45,280,770	$35,425,710
F&B	2,061,964	1,939,376	6,019,967	6,112,629
Other	—	9,809	699,500	393,023

	$18,379,600	$15,253,883	$52,000,237	$41,931,362

Segment Profits (loss):
STKs	$1,349,879	$1,207,645	$4,412,029	$3,007,330
F&B	2,061,964	1,939,376	6,019,967	6,112,629
Other	52,476	(40,753)	477,593	34,748

Total segment profit	3,464,319	3,106,268	10,909,589	9,154,707

General and administrative	2,634,585	2,642,743	8,178,840	7,777,058
Depreciation and amortization	758,282	630,249	1,828,359	1,620,009
Interest expense, net of interest income	79,768	1,210	277,251	(3,980)
Other	2,360,226	798,411	4,521,014	(95,564)

Loss from continuing operations before provision for income taxes	$(2,368,542)	$(966,345)	$(3,895,875)	$(142,816)

	September 30, 2016	December 31, 2015

Property & equipment, net:
STKs	$35,248,877	$27,678,010
F&B	411,239	217,942
Other	56,374	56,375
Total	$35,716,490	$27,952,327

Note 17 - Geographic information:

The following table contains certain financial information by geographic location for the three and nine months ended September 30, 2016 and 2015 (the Company's foreign operations are mainly based in the United Kingdom, Spain and Italy):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States:
Revenues - owned units	$16,317,636	$13,314,507	$45,980,270	$38,818,733
Management, incentive and royalty fee revenue	1,496,612	1,384,556	4,290,779	4,385,104

Foreign:
Revenues - owned units	$—	$—	$—	$—
Management and development fee revenue	565,352	554,820	1,729,188	1,727,525

The following table contains certain financial information by geographic location at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
United States:
Net assets	$20,188,881	$15,167,642

Foreign:
Net assets	$3,776,626	$4,437,332

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

The Company recognized an income tax benefit of $4,046,961 for the three months ended September 30, 2016, compared to income tax expense of $922,427 million for the three months ended September 30, 2015.  The Company’s effective tax rate was 170.8% for the three months ended September 30, 2016 compared to (95.5)% for the three months ended September 30, 2015.

The Company recognized income tax benefit of $3,567,299 for the nine months ended September30, 2016, compared to income tax benefit of $5,619,504 for the nine months ended September 30, 2015. The Company’s effective tax rate was approximately 91.6% for the nine months ended September 30, 2016, compared to 3,934.8% for the nine months ended September 30, 2015.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods and the FICA tip credit claimed for those periods.

As of September 30, 2016, we had approximately $13.8 million in net deferred tax assets ("DTAs"). These DTAs include approximately $6.5 million related to net operating loss ("NOL") carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Many of these NOL and FICA tip credit carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these NOL and FICA tip credit carryforwards could ultimately expire unused, especially if we do not achieve our financial projections. Therefore, unless we achieve our financial projections and generate sufficient taxable income in the future, a substantial valuation allowance to reduce our U.S. DTAs may be required in subsequent periods, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our financial condition and results of operations.

Note 19 - Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the net proceeds from our Rights Offering completed in February 2016, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement, equipment financing and unsecured promissory notes. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of September 30, 2016, we had cash and cash equivalents of approximately $1.8 million.

Note 20 - Subsequent events:

On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the “Anson October Note”). In consideration of the loan amount the Company also issued to Anson a Common Stock Purchase Warrant (the “Anson October Warrant”) to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share.

The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent the Anson from acquiring shares of the Company’s common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or "F&B" services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of November 14, 2016, we owned and operated (under lease agreements) 12 and managed (under management agreements) 20 restaurants and lounges globally, including 13 STKs in major metropolitan cities in the United States, Canada and Europe (of which eight are owned and five managed). In addition, we provided F&B services in seven hotels and casinos, one of which is under a lease agreement and six of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at September 30, 2016 were $10.5 million, $115.21 and 43%, respectively.

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

Net loss for the nine months ended September 30, 2016 was $327,000 compared to net income for the nine months ended September 30, 2015 of $5.5 million, and included income from discontinued operations of $1,000 and $24,000 for the nine months ended September 30, 2016 and 2015, respectively. Net income for the three months ended September 30, 2016 was $1.7 million compared to net loss for the three months ended September 30, 2015 of $1.8 million, and included income from discontinued operations of $3,000 for the three months ended September 30, 2016 and $63,000 for the three months ended September 30, 2015, respectively. The income from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period. Included in the nine month periods ended September 30, 2015 is a one time net reversal of a deferred tax allowance of approximately $6.2 million. In addition, the nine months ended September 30, 2016 and 2015 included non-cash derivative income of $100,000 and $3.9 million, respectively, from an adjustment of our derivative liability balance and the three months ended September 30, 2016 and 2015 included non-cash derivative income of $0 and $1.1 million, respectively.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we reopened STK Miami Beach in the 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier of approximately $1.5 million, which included claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption, these claims were fully satisfied as of December 31, 2015. Included in the nine months ended September 30, 2015 were approximately $550,000 of insurance claims received recorded in other income.

Recent Developments

STK Toronto. On September 30, 2016, we commenced operations at STK Toronto, which is located in the Yorkville neighborhood of Toronto, Canada.

Loan Agreement. On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through the Anson October Note. In consideration of the loan amount, the Company also issued to Anson the Anson October Warrant to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share.

The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company’s common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021.

Review of Strategic Alternatives

As a result of being approached by third parties regarding potential strategic transactions, our Board of Directors has authorized the Company to explore possible strategic alternatives to enhance stockholder value. The Company has engaged Stifel Incorporated to act as its financial advisor. There is no set timetable for the strategic review process.  There can be no assurance that this process will result in any specific action or change in current strategy.  The Company does not expect to comment further or update the market with any further information on the process unless and until its Board of Directors has approved a specific action or it otherwise concludes its review of strategic alternatives.  See Part II - Other Information, “Item 1A. Risk Factors”.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the nine months ended September 30, 2016. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of September 30, 2016, beverage sales comprised 43% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 57%. This indicator assists management in understanding the trends in gross margins of the units.

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

We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance, as they provide a clear picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business as well as evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578
Net income attributable to noncontrolling interest	200,443	189,698	212,220	217,039
Net income (loss)	1,681,304	(1,826,271)	(327,289)	5,500,617
Interest expense, net of interest income	79,768	1,210	277,251	(3,980)
Provision (benefit) for income taxes	(4,046,961)	922,427	(3,567,299)	(5,619,504)
Depreciation and amortization	758,282	630,249	1,828,359	1,620,009

EBITDA	(1,527,607)	(272,385)	(1,788,978)	1,497,142

Deferred rent (1)	(276,404)	414,915	(407,451)	575,334
Pre-opening expenses	2,035,541	1,634,171	4,481,144	4,399,192
Transaction costs	505,000	405,797	505,000	506,131
Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)
Derivative income	—	(1,139,000)	(100,000)	(3,917,000)
Stock based compensation	343,505	162,453	723,433	666,853

Adjusted EBITDA	1,077,150	1,143,450	3,411,861	3,703,723
Adjusted EBITDA attributable to noncontrolling interest	253,471	320,618	426,821	488,275
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$823,679	$822,832	$2,985,040	$3,215,448

(1)	Deferred rent is included in unit operating expenses on the statement of income.

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

We believe that Adjusted Net income (loss) provides a clear picture of our operating results by eliminating certain non-cash or non-recurring expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net income (loss) to Adjusted Net income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578
Net income attributable to noncontrolling interest	200,443	189,698	212,220	217,039

Net income (loss)	1,681,304	(1,826,271)	(327,289)	5,500,617

Transaction costs	505,000	405,797	505,000	506,131
Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)
Derivative income	—	(1,139,000)	(100,000)	(3,917,000)
Stock based compensation	343,505	162,453	723,433	666,853
Deferred tax allowance reversal, net	—	636,426	—	(5,545,216)
Adjusted net loss	2,526,924	(1,823,096)	799,857	(2,812,544)
Adjusted net income attributable to noncontrolling interest	200,443	189,698	212,220	217,039
Adjusted net loss attributable to The ONE Group Hospitality, Inc.	$2,326,481	$(2,012,794)	$587,637	$(3,029,583)

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	$16,317,636	$13,314,507	$45,980,270	$35,818,733
Management and incentive fee revenue (1)	2,061,964	1,939,376	6,019,967	6,112,629
Total revenue	18,379,600	15,253,883	52,000,237	41,931,362

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,119,652	3,346,841	11,427,202	9,082,231
Unit operating expenses	10,795,629	8,800,774	29,663,446	23,694,424
General and administrative	2,634,585	2,642,743	8,178,840	7,777,058
Depreciation and amortization	758,282	630,249	1,828,359	1,620,009
Management and royalty fees	—	310	—	46,959
Pre-opening expenses	2,035,541	1,634,171	4,481,144	4,399,192
Transaction costs	505,000	405,797	505,000	506,131
Equity in income of investee companies	(178,342)	(205,273)	(492,130)	(728,504)
Derivative income	—	(1,139,000)	(100,000)	(3,917,000)
Interest expense, net of interest income	79,768	1,210	277,251	(3,980)
Other expense (income)	(1,973)	102,406	127,000	(402,342)

Total costs and expenses	20,748,142	16,220,228	55,896,112	42,074,178

Loss (income) from continuing operations before provision for income taxes	(2,368,542)	(966,345)	(3,895,875)	(142,816)

Provision (benefit) for income taxes	(4,046,961)	922,427	(3,567,299)	(5,619,504)

Income (loss) from continuing operations	1,678,419	(1,888,772)	(328,576)	5,476,688

Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)

Net income (loss)	1,681,304	(1,826,271)	(327,289)	5,500,617
Less: net income attributable to noncontrolling interest	200,443	189,698	212,220	217,039

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	$1,477,976	$(2,078,470)	$(540,796)	$5,259,649
Income from discontinued operations, net of taxes	(2,885)	(62,501)	(1,287)	(23,929)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$1,480,861	$(2,015,969)	$(539,509)	$5,283,578
Other comprehensive income (loss)
Currency translation adjustment	(132,236)	(30,900)	(150,616)	(261,743)

Comprehensive income (loss)	$1,348,625	$(2,046,869)	$(690,125)	$5,021,835

(1)
Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $67,221,335 and $67,171,921 for the nine months ended September 30, 2016 and 2015, respectively and $23,292,906 and $23,013,359 for the three months ended September 30, 2016 and 2015, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Owned unit net revenues	88.8%	87.3%	88.4%	85.4%
Management and incentive fee revenue	11.2%	12.7%	11.6%	14.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.2%	25.1%	24.9%	25.4%
Unit operating expenses (1)	66.2%	66.1%	64.5%	66.2%
General and administrative	14.3%	17.3%	15.7%	18.5%
Depreciation and amortization	4.1%	4.1%	3.5%	3.9%
Management and royalty fees	—%	—%	—%	0.1%
Pre-opening expenses	11.1%	10.7%	8.6%	10.5%
Transaction costs	2.7%	2.7%	1.0%	1.2%
Equity in income of investee companies	(1.0)%	(1.3)%	(0.9)%	(1.7)%
Derivative income	—%	(7.5)%	(0.2)%	(9.3)%
Interest expense, net of interest income	0.4%	—%	0.5%	—%
Other expense (income)	—%	0.7%	0.2%	(1.0)%

Total costs and expenses	112.9%	106.3%	107.5%	100.3%

Loss (income) from continuing operations before provision for income taxes	(12.9)%	(6.3)%	(7.5)%	(0.3)%

Provision (benefit) for income taxes	(22.0)%	6.0%	(6.9)%	(13.4)%

Income (loss) from continuing operations	9.1%	(12.4)%	(0.6)%	13.1%

Income from discontinued operations, net of taxes	—%	(0.4)%	—%	(0.1)%

Net income (loss)	9.1%	(12.0)%	(0.6)%	13.1%
Less: net income attributable to noncontrolling interest	1.1%	1.2%	0.4%	0.5%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	8.1%	(13.2)%	(1.0)%	12.6%

Amounts attributable to The ONE Group Hospitality, Inc.:
Income (loss) from continuing operations	8.0%	(13.6)%	(1.0)%	12.5%
Income from discontinued operations, net of taxes	—%	(0.4)%	—%	(0.1)%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	8.1%	(13.2)%	(1.0)%	12.6%

Net income (loss) attributable to The ONE Group Hospitality, Inc.	8.1%	(13.2)%	(1.0)%	12.6%
Other comprehensive income (loss)
Currency translation adjustment	(0.7)%	(0.2)%	(0.3)%	(0.6)%

Comprehensive income (loss)	7.3%	(13.4)%	(1.3)%	12.0%

(1)	These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$16,317,636		$—	$16,317,636	$13,304,698		$9,809	$13,314,507
Management and incentive fee revenue		$2,061,964		2,061,964		$1,939,376		1,939,376
Total revenue	16,317,636	2,061,964	—	18,379,600	13,304,698	1,939,376	9,809	15,253,883

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,119,652		—	4,119,652	3,343,549		3,292	3,346,841
Unit operating expenses	10,848,105		(52,476)	10,795,629	8,753,504		47,270	8,800,774
Total costs and expenses	14,967,757	—	(52,476)	14,915,281	12,097,053	—	50,562	12,147,615

Income (loss) from restaurant and hospitality operations	$1,349,879	$2,061,964	$52,476	3,464,319	$1,207,645	$1,939,376	$(40,753)	3,106,268

General and administrative				2,634,585				2,642,743
Transaction costs				505,000				405,797
Depreciation and amortization				758,282				630,249
Management and royalty fees				—				310
Pre-opening expenses				2,035,541				1,634,171
Equity in income of investee companies				(178,342)				(205,273)
Derivative income				—				(1,139,000)
Interest expense, net of interest income				79,768				1,210
Other expense (income)				(1,973)				102,406
Total costs and expenses				5,832,861				4,072,613

Income (loss) from continuing operations before provision for income taxes				$(2,368,542)				$(966,345)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$45,280,770		$699,500	$45,980,270	$35,425,710		$393,023	$35,818,733
Management and incentive fee revenue		$6,019,967		6,019,967		$6,112,629		6,112,629
Total revenue	45,280,770	6,019,967	699,500	52,000,237	35,425,710	6,112,629	393,023	41,931,362

Cost and expenses:
Owned operating expenses:
Food and beverage costs	11,287,302		139,900	11,427,202	8,985,908		96,323	9,082,231
Unit operating expenses	29,581,439		82,007	29,663,446	23,432,472		261,952	23,694,424
Total costs and expenses	40,868,741	—	221,907	41,090,648	32,418,380	—	358,275	32,776,655

Income from restaurant and hospitality operations	$4,412,029	$6,019,967	$477,593	10,909,589	$3,007,330	$6,112,629	$34,748	9,154,707

General and administrative				8,178,840				7,777,058
Transaction costs				505,000				506,131
Depreciation and amortization				1,828,359				1,620,009
Management and royalty fees				—				46,959
Pre-opening expenses				4,481,144				4,399,192
Equity in income of investee companies				(492,130)				(728,504)
Derivative income				(100,000)				(3,917,000)
Interest expense, net of interest income				277,251				(3,980)
Other expense (income)				127,000				(402,342)
Total costs and expenses				14,805,464				9,297,523

Income (loss) from continuing operations before provision for income taxes				$(3,895,875)				$(142,816)

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $3.0 million, or 22.6%, from $13.3 million for the three months ended September 30, 2015 to $16.3 million for the three months ended September 30, 2016. This increase was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Comparable owned STK unit sales decreased $842,000, or 9.2% from $9.2 million for the three months ended September 30, 2015 to $8.3 million for the three months ended September 30, 2016. The decrease in same store sales related to a decrease in private events business as well as a decline in a la carte dining that was in line with the overall decline in the hospitality industry experienced during the three months ended September 30, 2016.

Owned unit net revenues in our Other segment decreased $10,000, or 100.0%, from $10,000 for the three months ended September 30, 2015 to $0 for the three months ended September 30, 2016. This decrease was primarily due to the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues increased $123,000, or 6.3%, from $1.9 million during the three months ended September 30, 2015 to $2.1 million for the three months ended September 30, 2016. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, as well as at TOG Milan which had commenced operations in May 2015. For the three months ended September 30, 2016 and September 30, 2015, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended September 30, 2016, comparable unit sales of owned or managed STK decreased 4.2% as compared to the three months ended September 30, 2015.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $776,000, or 23.2%, from $3.3 million or 25.1% of owned unit net revenues for the three months ended September 30, 2015 to $4.1 million or 25.2% of owned unit net revenues for the three months ended September 30, 2016. The increase in food and beverage costs related primarily to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. The food and beverage costs as a percentage of owned unit net revenues remained flat due to the continued efficiencies gained at our owned units. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 58% for the three months ended September 30, 2016 and 2015, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment decreased $3,000, or 100.0%, from $3,000 or 33.6% of other owned unit net revenues for the three months ended September 30, 2015 to $0 for the three months ended September 30, 2016.

Unit operating expenses. Unit operating expenses for STKs increased $2.1 million, or 23.9%, from $8.8 million or 65.8% of owned unit net revenues for the three months ended September 30, 2015 to $10.8 million or 66.5% of owned unit net revenues for the three months ended September 30, 2016. The increase in operating expenses was primarily due to the reopening of our STK in Miami and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Unit operating costs in our Other segment were $(52,000) at September 30, 2015 and $47,000 at September 30, 2016.

General and administrative. General and administrative costs decreased $8,000 to $2.6 million, or (0.3)%, during the three months ended September 30, 2016 from $2.6 million for the three months ended September 30, 2015. This increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally as well as an increase in professional fees. General and administrative costs as a percentage of total revenues decreased from 17.3% for the three months ended September 30, 2015 to 14.3% for the three months ended September 30, 2016. The year-over-year percentage decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $128,000, or 20.3%, from $630,000 in the three months ended September 30, 2015 to $758,000 for the three months ended September 30, 2016. The increase is primarily due to the reopening of the STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois, partially offset by the non-depreciation of fixed assets at our STK location in Washington, DC, which were impaired in the fourth quarter 2015.

Management and royalty fees. Management and royalty fees decreased to $0 for the three months ended September 30, 2016 from $310 in fees for the three months ended September 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $401,000, or 24.6%, from $1.6 million or 10.7% of total revenues for the three months ended September 30, 2015 to $2.0 million or 11.1% of total revenues for the three months ended September 30, 2016. Pre-opening costs for the three months ended September 30, 2015 relate primarily to the reopening of the STK at the W Hotel Westwood in June 2015. Pre-opening expenses during the three months ended September 30, 2016 related primarily to the STK in Orlando in June 2016. Included in pre-opening expenses are deferred rent expense of approximately $60,000 and $573,000 at September 30, 2016 and September 30, 2015, respectively.

Transaction costs. Transaction costs consist of legal fees related to the exploration of strategic alternatives.

Equity in income of investee companies. Equity in income of investee companies decreased by $27,000 from $205,000 for the three months ended September 30, 2015 to $178,000 for the three months ended September 30, 2016. The decrease is primarily related to a decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $0 for the three months ended September 30, 2016, compared to $1.1 million for the three months ended September 30, 2015. Derivative income represents the decrease in the total fair value of the derivative liability that was related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off in the first quarter of 2016.

Interest expense, net of interest income. Interest expense, net of interest income was $80,000 for the three months ended September 30, 2016, compared to $1,000 for the three months ended September 30, 2015.

Other expense (income). Other expense (income) was $2,000 of other income, or 0.0% of total revenues for the three months ended September 30, 2016, compared to $102,000 of other expense, or 0.7% of total revenues, for the three months ended September 30, 2015.

Provision (benefit) for income taxes. Income tax expense decreased by $5.0 million to a $4.0 million tax benefit during the three months ended September 30, 2016 from an income tax expense of $922,000 during the three months ended September 30, 2015. The tax expense decreased due to the several factors primarily related to the decrease in pretax income during the three months ended September 30, 2016 compared to September 30, 2015.

Income from discontinued operations, net of taxes. No operations were closed during the three months ended September 30, 2016 and 2015. Income from discontinued operations decreased by $60,000 from income of $63,000 during the three months ended September 30, 2015 to income of $3,000 during the three months ended September 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased $10,000 to $200,000 for the three months ended September 30, 2016 from $190,000 during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $9.9 million, or 27.8%, from $35.4 million for the nine months ended September 30, 2015 to $45.3 million for the nine months ended September 30, 2016. This increase was primarily due to the reopening of our STK in Miami, and the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Comparable owned STK unit sales decreased $1.3 million, or 5.0% from $25.7 million for the nine months ended September 30, 2015 to $24.4 million for the nine months ended September 30, 2016. The decrease in same store sales related to a decrease in private events business as well as a decline in a la carte dining that was in line with the overall decline in the hospitality industry experienced during the nine months ended September 30, 2016.

Owned unit net revenues in our Other segment increased $306,000, or 78.0%, from $393,000 for the nine months ended September 30, 2015 to $700,000 for the nine months ended September 30, 2016. This increase is primarily due to an increase in revenue from off-site Super Bowl related catering events partially offset by the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues decreased $93,000, or 1.5%, from $6.1 million during the nine months ended September 30, 2015 to $6.0 million for the nine months ended September 30, 2016. The decrease was primarily due to a decline in revenues from our UK operations which included a decline in exchange rates compared to the same period in 2015 as well as a decrease in our management and incentive fee revenue for our STK in Las Vegas. This was partially offset by TOG Milan which commenced operations in May 2015. For the nine months ended September 30, 2016 and September 30, 2015, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the nine months ended September 30, 2016, comparable unit sales of owned or managed STKs decreased 2.4% as compared to the nine months ended September 30, 2015.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $2.3 million, or 25.6%, from $9.0 million or 25.4% of owned unit net revenues for the nine months ended September 30, 2015 to $11.3 million or 24.9% of owned unit net revenues for the nine months ended September 30, 2016. The increase in food and beverage costs related primarily to the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 57% for the nine months ended September 30, 2016 and 2015. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $44,000, or 45.2%, from $96,000 or 24.5% of other owned unit net revenues for the nine months ended September 30, 2015 to $140,000 or 20.0% of owned unit net revenues for the nine months ended September 30, 2016.

Unit operating expenses. Unit operating expenses for STKs increased $6.1 million, or 26.2%, from $23.4 million or 66.1% of owned unit net revenues for the nine months ended September 30, 2015 to $29.6 million or 65.3% of owned unit net revenues for the nine months ended September 30, 2016. The increase in operating expenses was primarily due to the opening of our STKs in Los Angeles, California, Chicago, Illinois, and Orlando, Florida. Unit operating costs in our Other segment decreased $180,000, or 68.7%, from $262,000 at September 30, 2015 to $82,000 at September 30, 2016.

General and administrative. General and administrative costs increased $402,000 to $8.2 million, or 5.2%, during the nine months ended September 30, 2016 from $7.8 million for the nine months ended September 30, 2015. General and administrative costs as a percentage of total revenues decreased from 18.5% for the nine months ended September 30, 2015 to 15.7% for the nine months ended September 30, 2016. The cost increase was due to additional payroll related to the expansion of our corporate infrastructure to help facilitate our long-term growth in the United States and internationally. The year-over-year percentage decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in payroll and professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $208,000, or 12.9%, from $1.6 million in the nine months ended September 30, 2015 to $1.8 million for the nine months ended September 30, 2016. The increase is primarily due to reopening of the STK in Miami and the opening of our STKs in Los Angeles, California, and Chicago, Illinois, partially offset by the non-depreciation of fixed assets at our STK in Washington, DC, which were impaired in the fourth quarter of 2015.

Management and royalty fees. Management and royalty fees decreased to $0 for the nine months ended September 30, 2016 from $47,000 in fees for the nine months ended September 30, 2015.

Pre-opening expenses. Restaurant pre-opening costs increased $82,000, or 1.9%, from $4.4 million or 10.5% of total revenues for the nine months ended September 30, 2015 to $4.5 million or 8.6% of total revenues for the nine months ended September 30, 2016. For the nine months ended September 30, 2016 we incurred pre-opening costs related to the opening of our STK in Orlando, Florida, for the nine months ended September 30, 2015 we incurred pre-opening expense related to the opening of our STKs in Miami, Florida, Chicago, Illinois and at the W Hotel Westwood, California. Included in pre-opening expenses are deferred rent expense of approximately $363,000 and $1.8 million at September 30, 2016 and September 30, 2015, respectively. Pre-opening expenses at September 30, 2015 were partially offset by reimbursable expenses under our business interruption policy of $550,000 related to water damage at STK Miami Beach recorded during the nine months ended September 30, 2015.

Transaction costs. Transaction costs consist of legal fees related to the exploration of strategic alternatives.

Equity in income of investee companies. Equity in income of investee companies decreased by $236,000 from $729,000 for the nine months ended September 30, 2015, to $492,000 for the nine months ended September 30, 2016. The decrease is primarily related to a decrease in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $100,000 for the nine months ended September 30, 2016, compared to income of $3.9 million for the nine months ended September 30, 2015. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off in the first quarter of 2016.

Interest expense, net of interest income. Interest expense, net of interest income was $277,000 for the nine months ended September 30, 2016, compared to interest income, net of interest expense of $4,000 for the nine months ended September 30, 2015. The increase is primarily related to the additional borrowings under the new Loan and Equipment Finance Agreements and the decrease in capitalized interest during the period.

Other expense (income). Other expense (income) decreased by $529,000 from $402,000 of other income, or 1.0% of total revenues for the nine months ended September 30, 2015 to $127,000 of other expense, or 0.2% of total revenues, for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we recorded business interruption income of $550,000 related to water damage at STK Miami Beach incurred in December 2014.

Provision (benefit) for income taxes. Income tax benefit decreased by $2.1 million to a $3.6 million tax benefit during the nine months ended September 30, 2016 from a $5.6 million tax benefit during the nine months ended September 30, 2015. The tax expense decreased due to the several factors primarily related to the decrease in pretax income during the nine months ended September 30, 2016 compared to September 30, 2015 and the reversal of the valuation allowance on deferred tax assets during the nine months ended September 30, 2015.

Income from discontinued operations. During the nine months ended September 30, 2015, we closed and abandoned one company-owned venue in New York. The operations and related expenses of this location are presented as income or loss from discontinued operations. No operations were closed during the nine months ended September 30, 2016. Income from discontinued operations decreased by $23,000 from income of $24,000 during the nine months ended September 30, 2015 to income of $1,000 during the nine months ended September 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $5,000, to $212,000 for the nine months ended September 30, 2016 from $217,000 during the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash received by us in connection with the net proceeds from our Rights Offering completed in February 2016, as well as cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our term loan agreement, equipment financing and unsecured promissory notes. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of September 30, 2016, we had cash and cash equivalents of approximately $1.8 million.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,336	$(912)
Investing activities	(8,333)	(8,464)
Financing activities	5,099	3,532
Effect of exchange rate changes on cash	(153)	(264)
Net increase (decrease) in cash and cash equivalents	$(51)	$(6,108)

Operating Activities

For the nine months ended September 30, 2016, cash flows provided by operating activities were $3.3 million, consisting of a net loss of $327,000, which included income from discontinued operations of $1,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $369,000, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $723,000. Net cash outflow of operating assets and liabilities totaled $2.7 million and included increases in accounts receivable of $495,000, security deposits of $40,000, accounts payable and accrued expenses of $1.7 million, inventory of $11,000, other assets of $317,000 and deferred revenue of $556,000 and decreases in other current assets of $1.3 million and due from related parties of $605,000.

For the nine months ended September 30, 2015, cash flows used in operating activities were $912,000, consisting of net income of $5.5 million, which included income from discontinued operations of $24,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $5.4 million, including a net reversal of the deferred tax valuation allowance of $6.2 million, a non-cash derivative income of $3.9 million, and a non-cash stock-based compensation of $667,000. Net cash outflow of operating assets and liabilities totaled $980,000 and included decreases in accounts receivable of $123,000, accounts payable and accrued expenses of $271,000 and inventory of $72,000 and an increase in prepaid expenses of $679,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $8.3 million, consisting primarily of purchases of property and equipment of $8.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in distributions from equity investees of $269,000.

Net cash used in investing activities for the nine months ended September 30, 2015 was $8.5 million, consisting primarily of purchases of property and equipment of $9.0 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and an increase in distributions from equity investees in subsidiaries of $539,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $5.1 million, consisting of proceeds from our rights offering of $3.9 million and proceeds from the promissory notes of $4.0 million. This was partially offset by principal payments made on our term loan of $1.8 million and equipment financing agreement of $154,000 and distributions to non-controlling interest of $253,000.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $3.5 million, consisting of proceeds from our term loan and equipment loan of $4.7 million and principal payments made on our term loan of $1.2 million. This was partially offset by distributions to members of $524,000.

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

As of September 30, 2016, the issued letters of credit in the total amount of approximately $1.5 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of September 30, 2016, amounts borrowed under the Term Loan were approximately $4.9 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of fifty-four (54) consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at September 30, 2016 was approximately $5.3 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of September 30, 2016 and we believe based on current projections that we will continue to comply with such covenants in 2016.

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando and Chicago. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015.

At September 30, 2016, the amount outstanding under the Agreement was approximately $792,000 and payments of $144,000 were made for the nine months ended September 30, 2016.

On June 27, 2016 the Company entered into a $1,000,000 loan agreement with the Ontario Noteholder through the Ontario Note. In consideration of the loan amount, the Ontario Noteholder received the Ontario Warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

At September 30, 2016, the amount outstanding under the Ontario Note was $1.0 million.

On August 11, 2016 the Company entered into a $3,000,000 loan agreement with Anson though the Anson August Note. In consideration of the loan amount, Anson received the Anson August Warrant to purchase 300,000 shares of common stock of the Company at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

At September 30, 2016, the amount outstanding under the Anson August Note was $3.0 million.

On August 16, 2016, the Company entered into a $712,187 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs that are under construction in San Diego, Denver and at our STK in Orlando. This Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $13,769 including interest commencing September 1, 2016.

At September 30, 2016, the amount outstanding under the Agreement was approximately $702,000 and payments of $10,000 were made for the nine months ended September 30, 2016.

On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through the Anson October Note. In consideration of the loan amount, the Company also issued to Anson the Anson October Warrant to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share.

The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company’s common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021.

We believe that net cash provided by anticipated operating activities, construction allowances provided by landlords of certain locations, and the $2.2 million loan agreement will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

Income Taxes

As of September 30, 2016, we had approximately $13.8 million in net deferred tax assets ("DTAs"). These DTAs include approximately $6.5 million related to net operating loss ("NOL") carryforwards and $1.9 million of FICA tip credit carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Many of these NOL and FICA tip credit carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these NOL and FICA tip credit carryforwards could ultimately expire unused, especially if we do not achieve our financial projections. Therefore, unless we achieve our financial projections and generate sufficient taxable income in the future, a substantial valuation allowance to reduce our U.S. DTAs may be required in subsequent periods, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our financial condition and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2015. Our internal control over financial reporting was also not effective as of September 30, 2016.

Remedial Measures

We are in the process of remediating the identified deficiencies in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.
We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing, will continue throughout fiscal year 2016, although the material weakness in our internal controls will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

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

Item 1A. Risk Factors.

The outcome of our strategic review is uncertain and this process entails risks and uncertainties

As a result of being approached by third parties regarding potential strategic transactions, our Board of Directors has authorized the Company to explore possible strategic alternatives to enhance stockholder value. The evaluation process entails risks and uncertainties, including the following:

•	the process may be time-consuming and may disrupt our operations and divert management’s and our employees’ attention;

•	perceived uncertainties as to our future direction may result in the loss of, or our inability to attract and retain, key employees or business partners;

•
our announcement that we are engaged in the evaluation process and any announcement that we may make regarding the results of the evaluation process may increase the volatility of the market price of our common stock;

•	the process will increase expenditures for professional advisors that we engage to assist in the review process; and

•	we may not be able to identify and consummate a strategic transaction more enhancing of long-term stockholder value than continuing to execute our current strategy.

The Company does not intend to disclose further information regarding the status of its evaluation until the process has been completed and there can be no assurance that any transaction(s) will occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Loan Agreements

On October 24, 2016, the Company entered into a $2,250,000 loan agreement (the “Loan Agreement”) with Anson Investments Master Fund LP (the “Investor”) through an unsecured promissory note (the “Note”). In consideration of the loan amount the Company also issued to the Investor a Common Stock Purchase Warrant (the “Warrant”) to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share.

The Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Warrant contains limitations that prevent the Investor from acquiring shares of the Company’s common stock upon exercise of the Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Note is due on its maturity date of October 24, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Nine Months Ended September 30, 2016 and 2015; (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer