Form 10-K
period 2016-12-31
ONE Group Hospitality, Inc.
filed 2017-04-05
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,252,050.
Number of shares of Common Stock outstanding as of March 31, 2017:  25,050,628.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2017.

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Description of the Business

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to The ONE Group Hospitality, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

We opened our first restaurant in January 2004 and as of April 5, 2017, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and licensed (under a licensing agreement) one restaurant, including fourteen STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. We generate management and incentive fee revenue from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All of our restaurants, lounges and F&B services are designed to create a social dining and entertainment experience within a destination location. We believe that this design philosophy separates us from more traditional restaurant and foodservice competitors. Our net (loss) income for the years ended December 31, 2016 and 2015 was $(16.5) million and $7.1 million, respectively. Our net loss for the year ended December 31, 2016, included a valuation allowance of approximately $12.0 million against the deferred tax asset, transaction costs of $1.3 million, lease termination costs of $433,000, derivative income of $100,000 related to the contingent payment associated with the potential exercise of our publicly traded warrants, and the loss from discontinued operations of $92,090. On February 27, 2016, our publicly traded warrants expired and approximately 1.4 million shares of our common stock were forfeited in connection with the expiration of all of the publicly traded warrants. Our net income for the year ended December 31, 2015 included deferred tax benefit of approximately $4.7 million (mainly as a result of the reversal of the valuation allowance on deffered tax assets), transaction costs of $1.7 million, derivative income of $6.1 million related to the contingent payment associated with the potential exercise of our publicly traded warrants, a non cash impairment loss of approximately $3.0 million primarily relating to our STK location in Washington, DC.

Based on our brand appeal, we expect to continue to expand our operations domestically and internationally through a mix of licensed restaurants and managed units by continuing our disciplined and targeted site selection process and supplemented by the increasingly regular inbound inquiries we receive from office buildings, hotel and casino owners and landlords to develop and open new locations. We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of approximately $3.3 million over the next 12 months, subject to revision if we enter into new agreements. There can be no assurance that we will be able to expand our operations at the rate we currently expect or at all.

STK

STK is a steakhouse restaurant concept with locations in major metropolitan cities globally. STK artfully blends two concepts into one — the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality of a traditional upscale steakhouse. Each STK location features a large and open restaurant and bar area with a DJ or DJ mix playing music throughout the restaurant so our customers can enjoy a high-energy, fun “destination” environment that encourages social interaction. We believe this concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We currently operate eight owned, five managed and one licensed STK restaurants in major metropolitan cities globally, such as Atlanta, Chicago, Denver, Ibiza, Las Vegas, London, Los Angeles, Miami, Milan, New York and Orlando. We opened an STK restaurant in Denver, Colorado in January 2017. We expect to open STK restaurants in Austin, Texas, and Dallas, Texas in early 2018. We expect to open an STK restaurant in the Andaz Hotel in San Diego, California in June 2017. On October 5, 2015, we entered into a lease agreement to open an STK restaurant in Edinburgh, Scotland that was originally scheduled to open in 2017. The entity associated with the STK to be opened in Edinburgh, Scotland was subsequently put into liquidation in February 2017 and will not open an STK. On January 21, 2016, we entered into a lease agreement to open an STK restaurant in Boston, Massachusetts, in March of 2017 this lease was terminated. Both parties to the lease have given notification of intent to terminate and we are currently in discussions with the landlord regarding this termination. In 2016, we entered into separate license agreements to open STK restaurants in Puerto Rico, Abu Dhabi and Dubai which are expected to open in late 2017 or early 2018. Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2016, the average unit volume, check average and beverage mix for owned and managed STK restaurants in either a leased or F&B location that have been open a full twelve months at December 31, 2016 were $11.4 million, $111.10 and 39%, respectively.

F&B Hospitality Services Business

Our F&B hospitality services business provides the development, management and operations for upscale restaurants and turn-key F&B services at high-end hotels and casinos. Through our developmental and operational expertise, we are able to provide comprehensive tailored F&B solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. Currently we are operating under six F&B hospitality management agreements with hotels and casinos throughout the United States and in Europe. Our F&B hospitality clients include global hospitality companies such as the W Hotel, Cosmopolitan Hotel, Gansevoort Hotel Group, Hippodrome Casino, ME Hotels and the Hyatt Hotels. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf. Our F&B hospitality contracts generate revenues for us through base management fees, calculated as a percentage of the operation’s revenues, and additional incentive fees based on the operation’s profitability. Our management, license and incentive fee income has increased from $7.9 million for the year ended December 31, 2015 to $8.5 million for the year ended December 31, 2016, due primarily to an increase in the incentive fee income at our UK operations. Some of the operations we manage have an STK restaurant on the premises. We typically target F&B hospitality opportunities where we believe we can generate $500,000 to $750,000 of pre-tax income. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability going forward, enabling us to generate management fee income with minimal capital expenditures.

Our Growth Strategies and Outlook

We believe our existing restaurant concepts and F&B hospitality services have room to grow and that our presence and brand recognition from our continuing operations provide us with the ability to launch these concepts further into the domestic and international markets. We have established our operational infrastructure in both the United States and Europe which will allow us to pursue opportunities globally. We have also built a pipeline of potential new STK and F&B hospitality projects. In the near term, we are focused on expanding our footprint in North America and Europe with medium to long-term expansion opportunities in Asia and the Middle East. We believe continued international expansion is a significant opportunity for us based upon the success of our ME Hotel operations, which includes STK London.

Expansion of STK

We have identified up to 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years primarily through licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion Through New F&B Hospitality Projects

We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new food and beverage hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

Increase Our Operating Efficiency

In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards operational initiatives. Notwithstanding these initiatives, we expect same store sales to remain flat in 2017. We also expect operating margin improvements as our restaurants and services mature. However, there can be no assurances that any increases in our operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Our Corporate Beverage program creates significant guidelines for products carried in all properties. Beverage managers at each location are provided with national guidelines for standardized products. We utilize a third party company to conduct beverage inventory and cost reviews to maximize our profitability at each location.

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

Intellectual Property

We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We currently own trademark applications or registrations for the following marks, among others, in the areas in which we operate in the applicable locations:

STK
CUCINA ASELLINA
ASELLINA

The unauthorized use or other misappropriation of our intellectual property could have a material adverse effect on our ability to continue our business. See “Item 1A. Risk Factors.”

Employees

As of December 31, 2016, we employed 70 persons in our corporate office and an aggregate of 143 full-time salaried employees at our locations. In addition, we rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. Average head count for employees in our restaurants is 88. Combining full-time and part-time employees, we employ and manage approximately 2,000 persons worldwide.

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

Available Information

Our internet address is www.togrp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC's public reference facilities at 100 F Street, N.E., Room 1580 Washington, DC, 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference facilities. SEC filings are also available at the SEC's web site at http://www.sec.gov.

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

Our STK locations in New York and Las Vegas represented approximately 9% (Downtown), 8% (Midtown) and 16% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 11% of our total revenues (both owned and managed properties) in 2016. Accordingly, we are susceptible to any fluctuations in the business at our New York, Las Vegas and London locations, whether as a result of adverse economic conditions, negative publicity, and changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City, Las Vegas or London could result in a temporary or permanent closing of that location, could influence potential customers to avoid that geographic region or that location in particular or otherwise lead to a significant decrease in our overall revenues. Any significant interruption in the operation of these locations or other reduction in sales could adversely affect our business and results of operations.

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

We will require additional funds for our anticipated operations and to meet our capital needs. We expect to rely on our cash flow from operations, tenant improvement allowances and other third-party financing for such funds. In the event our cash flow is insufficient to fund our further expansion, this would impede our growth and could materially adversely affect our existing business, financial condition or results of operations. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive. There is no assurance that we will be successful in securing the additional capital we need to fund our business plan on terms that are acceptable to us, or at all.

Our future growth depends in part on our ability to open new restaurants and food and beverage hospitality services locations and to operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants and food and beverage hospitality services locations. We believe there are opportunities to open approximately two to three new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing agreements and with STK serving as the primary driver of new unit growth in the near term. However, there can be no assurance that we will be able to open new restaurants and food and beverage hospitality services locations at the rate that we currently expect.

A substantial majority of our historical growth has been due to opening new restaurants and food and beverage hospitality services locations. Our ability to open new restaurants and food and beverage hospitality services locations and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including without limitation:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable lease or management agreements;

•	obtaining certain government approvals, permits and licenses, such as liquor licenses;

•	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

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

We rely on our licensees for the operation of our licensed STK restaurants (including our planned STK restaurants), and we have limited control with respect to the operations of our licensed STK restaurants, which could have a negative impact on our reputation and business.

We rely, in part, on our licensees and the manner in which they operate the STK restaurants to develop and promote our business.  As of July 2016, one licensee operated an STK restaurant in Ibiza, Spain, and we are currently working with other licensees to open STK restaurants in Puerto Rico, Abu Dhabi and Dubai.  Our licensees are required to operate STK restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these STK restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws at these STK restaurants. In addition, if our licensees fail to make investments necessary to maintain or improve the STK restaurants, guest preference for the STK brand could suffer. Failure of these STK restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business. The success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees.  The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations. Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed STK restaurants in their licensing areas. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our results of operations, as well as the desirability of our brand to prospective licensees. Licensees may not have access to the financial or management resources that they need to open the STK restaurants contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new STK restaurants. Any of these problems could slow our growth from licensing operations and reduce our licensing revenues.

Changes to minimum wage laws could increase our labor costs substantially.

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2016, approximately 44% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

Repeal of the Federal Insurance Contribution Act (FICA) tip credit could adversely impact our operating results.

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). We utilize the federal FICA tip credit to reduce our periodic federal income tax expense. Changes in the tax law, including changes similar to the 2016 House Republican tax reform plan, could reduce or eliminate the FICA tip credit, which could negatively impact our results of operations and cash flows in future periods.

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

There has been a significant increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example purchases of beef represented approximately 30% of our food and beverage costs during each of 2014, 2015 and 2016, and we may not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our operating results, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

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

We plan to continue our current pace of growth, including the development and promotion principally of STK. We believe there are opportunities to open two to three (restaurants and/or food and beverage hospitality services operations) annually, with new openings of STK likely serving as the key driver of new unit growth in the near term. In addition to new openings, we also may, among other things, add additional seating to our existing locations, further grow our private dining business, enclose outdoor space and add patio seating to our locations. This growth and these investments will increase our operating complexity and place increased demands on our management and human resources, purchasing and site management teams. While we have committed significant resources to expanding our current management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new locations, including the development and promotion of STK and to manage our existing locations, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing locations.

Restaurant and hospitality companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

In recent years, we and other restaurant and hospitality companies have been and are subject to lawsuits (including class actions) alleging, among other things, violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits our business and results of operations would be adversely affected.

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

We purchase comprehensive insurance coverage, including, but not limited to, workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance with coverage levels that we consider appropriate, based in part on the advice of our outside insurance and risk management advisors.  However, such insurance is subject to limitations, including deductibles, self-insured retention amounts, exclusions and maximum liabilities covered. The cost of workers’ compensation, general liability, umbrella, directors’ and officers’ liability, employment practices liability, property, equipment breakdown, crime and errors and omissions insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake losses in California and flood losses in Florida. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. In April 2014, one of our former commercial liability insurers went into liquidation and we had certain matters that were uninsured and which we believed were immaterial. All such uninsured matters have since been resolved, and such exposure did not materially adversely affect our business or financial condition. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

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

 Our Term Loan Agreements limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our Term Loan Agreements also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Term Loan Agreement.” Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our Term Loan Agreements could result in a default under the Term Loan Agreements in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness which consists of substantially all of our assets. If we breach these covenants or fail to comply with the terms of the Term Loan Agreements, and the lenders accelerate the amounts outstanding under the Term Loan Agreements, our business and results of operations would be adversely affected. As of December 31, 2016, we were in compliance with all of our financial covenants under the Term Loan Agreements except for the tangible net worth covenant. We have requested and received a waiver from our creditor with respect to compliance with this covenant as of December 31, 2016.

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

Jonathan Segal, our Chief Executive Officer, who beneficially owns a substantial portion of our common stock, may have conflicts of interest with other stockholders in the future and his significant ownership may limit your ability to influence corporate matters.

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

Mr. Segal currently owns and will continue to own equity interests, including controlling equity interests, in other restaurant and food and beverage hospitality service companies, some of which may compete with our company. Therefore, the interest of Mr. Segal with respect to his ownership or control of such other competing companies may not always coincide with our interests as a company or the interests of other stockholders.

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

If we continue to fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, as disclosed in Item 9A, as of December 31, 2016, our management identified material weaknesses related to a lack of a robust and effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with US GAAP, improper segregation of duties and other design gaps in our information technology environment and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. We are actively engaged in developing a remediation plan designed to address these material weaknesses. We cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any material failure to maintain our internal controls over financial reporting or to address weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to a lack of a robust and effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with US GAAP, improper segregation of duties and other design gaps in our information technology environment, including the ability of accounting and finance employees who have custody over cash accounts to process and record transactions within our accounting system and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. These material weaknesses are primarily due to an insufficient complement of finance and accounting resources within the organization. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework issued in 2013. We initiated and are in the process of implementing a formal remediation plan designed to address these material weaknesses. We cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in a loss of investor confidence or delisting and adversely affect the market price of our common stock.
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

Generally accepted accounting principles in the U.S., or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the FASB has issued authoritative accounting guidance, ASU 2016-02, that will require an entity to recognize assets and liabilities arising from a lease. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance requires a retrospective cumulative adjustment to retained earnings in the period of initial adoption. This change could have a significant effect on our reported financial results.

Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the Internal Revenue Service or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts, upon final adjudication of any disputes, could have a material impact on our results of operations and financial position. The cost of complying with new tax rules, laws or regulations could be significant. Increases in federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

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

We are required as a public company to comply with an extensive body of regulations, including provisions of the Sarbanes-Oxley Act of 2002 as well as rules and regulations promulgated by the SEC. These rules and regulations could result in substantial legal and financial compliance costs and make some activities more time-consuming and costly, and these costs and demands may increase if we no longer qualify as a “smaller reporting company.” In addition, we incur costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Furthermore, our management has increased demands on its time in order to ensure we comply with public company reporting requirements and the compliance requirements of the Sarbanes-Oxley Act of 2002, as well as any rules and requirements subsequently implemented by the SEC.

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

We have established an employee, director and consultant equity incentive plan ("Equity Incentive Plan") pursuant to which we may issue options, warrants, restricted stock grants or similar equity linked instrument. Pursuant to the Equity Incentive Plan, we have granted options and restricted stock units to purchase 2,384,762 shares of our common stock through April 5, 2017 and we expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our directors, officers and employees, subject to vesting requirements. If the stock issued upon exercise of options or the restricted stock that we issue are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Our amended and restated certificate of incorporation entitles us to issue “blank check” preferred stock without stockholder approval. Such preferred stock would have terms and conditions more favorable to its holders that are enjoyed by the holders of common stock.

Under the terms of our amended and restated certificate of incorporation, our board of directors may authorize and issue up to 10,000,000 shares of one or more series or class of preferred stock with rights superior to those of holders of common stock in terms of liquidation and dividend preference, voting and other rights. The issuance of preferred stock would reduce the relative rights of holders of common stock vis-à-vis the holders of preferred stock without the approval of the holders of common stock. In addition, to the extent that such preferred stock is convertible into shares of common stock, its issuance would result in a dilution of the percentage ownership of holders of common stock on a fully diluted basis. In addition, the issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of our company.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in us and a sharp decline in the market price of our common stock. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to a lack of a robust and effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with US GAAP, improper segregation of duties and other design gaps in our information technology environment and an inadequate level of review of journal entries and improper segregation of duties within our journal entry process.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any properties. Each of our locations operates in premises leased by its operating subsidiary or function pursuant to a management agreement with one of our hospitality partners.

As of December 31, 2016, each of our locations, and the term of their respective lease or management agreement is as follows:

Location	Address of Location	Ownership		Management Agreement (M) or Lease (L)	Approximate Expiration of Management Agreement or Lease
STK Downtown	Meatpacking District, New York City	61.22%		L	Up to 4/30/2026
STK Las Vegas	The Cosmopolitan, Las Vegas, NV	—	(1)	M	Up to 1/28/2030
STK LA	West Hollywood, LA	77.00%	(4)	L	10/26/2016
STK Miami Beach	South Beach, Miami Beach, FL	100.00%		L	10/31/2032
STK Atlanta	Midtown, Atlanta, GA	100.00%		L	12/31/2026
STK DC	Dupont Circle, DC	93.50%	(5)	L	12/31/2016
STK London	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
STK Midtown	Midtown, New York City	100.00%		L	8/23/2031
STK Westwood	Westwood, Los Angeles, California	100.00%		L	Up to 4/30/2035
STK Orlando	Disney Springs, Orlando, Florida	100.00%		L	Up to 5/25/2036
STK Chicago	Chicago, Illinois	100.00%		L	Up to 9/30/2035
STK Milan	ME Milan, Milan, Italy	—	(1)	M	Up to 2035

STK Dallas	Dallas, Texas	100.00%		L	Up to 2036
STK Toronto	Toronto, Canada	—	(1)	M	Up to 7/30/2035
STK Denver	Downtown, Denver, Colorado	100.00%	(6)	L	Up to 6/30/2036
STK Miami	Downtown, Miami, Florida	—	(1)	M	Up to 20 years from hotel opening date
STK Austin	Austin, Texas	100.00%		L	Up to 2036
STK San Diego	San Diego, California	100.00%		L	Up to 2036
STK Edinburgh	Edinburgh, Scotland	100.00%	(7)	L	Up to 25 years from turnover
STK Boston	Boston, Massachusetts	100.00%	(8)	L	Up to 20 years from Commencement Date
Ristorante Asellina	Gansevoort Park Avenue – Midtown, New York City	10.00%		L	Up to 4/29/2025
Cucina Asellina	Midtown, Atlanta, GA	100.00%	(3)	L	9/1/2020
Cucina Asellina	ME London – The Strand, London, England	—	(1)	M	4/2016
Heliot	Hippodrome Casino – Leicester Square, London, England	—	(1)	M	7/13/2022
Gansevoort Park Rooftop (Lounge)	Gansevoort Park Avenue – Midtown, New York City	10.00%		M	Up to 4/29/2025
Radio Rooftop Bar (Lounge)	ME London – The Strand, London, England	—	(1)	M	Up to 9/3/2032
STK Rooftop San Diego	San Diego, California	—	(1)	M	Up to 2036
Marconi	ME London – The Strand, London, England	—	(1)	M	9/3/2032
Bagatelle New York	Meatpacking District, New York City	51.13%	(2)	L	11/30/2020
Bagatelle LA	West Hollywood, Los Angeles, California	43.32%	(2)	L	10/26/2016

(1)
We own 100% of the entities which hold the management agreements for these operations, but have no direct ownership interest in these properties. The management agreement for Cucina Asellina was terminated effective April 2016.

(2)	This represents our effective ownership interest. Such ownership interest is held in one or more entities. Bagatelle LA ceased operations in June 2016.

(3)	Closed in December 2015 and is expected to reopen in 2017 as a private dining room.

(4)	STK LA ceased operations in June 2015 and moved to the W Hotel in Westwood, California. The lease for STK LA was terminated on October 26, 2016.

(5)	STK DC ceased operations in December 2016. The lease was also terminated in December 2016.

(6)	STK Denver commenced operations in January 2017.

(7)	STK Edinburgh was put into liquidation in February 2017.

(8)	In March 2017 the lease for STK Boston was terminated.

In addition to the locations above, we lease approximately 13,800 square feet at 411 West 14th Street, New York, New York for our corporate headquarters. This lease expires on September 1, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS" and our units and warrants traded on the OTCQB marketplace under the symbols STKSU and STKSW, respectively. Our public warrants expired on February 27, 2016. The following table includes the high and low bids for our units, warrants and common stock for the calendar quarter indicated:

	2016
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter (through February 27, 2016 for the units and warrants)	$2.15	$1.10	$3.24	$2.33	$0.02	$0.0045
Second Quarter			2.96	2.24
Third Quarter			2.84	2.25
Fourth Quarter			$3.43	$1.98

	2015
	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter	$10.00	$4.99	$5.10	$4.50	$1.00	$0.65
Second Quarter	5.05	5.05	5.00	3.71	0.97	0.97
Third Quarter	5.40	5.25	4.80	2.80	0.97	0.10
Fourth Quarter	$5.25	$3.75	$3.70	$2.22	$0.12	$0.01

Sources:
NASDAQ Capital Market
OTC IQ

Holders

As of April 5, 2017, there were 97 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not required as we are a smaller reporting company.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of December 31, 2016, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and licensed (under a licensing agreement) one restaurant, including 14 STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is operated under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. STK restaurants are expected to open in Dallas and Austin in 2018, and San Diego in 2017. The lease for STK Boston was terminated in March 2017. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at December 31, 2016 were $11.4 million, $111.10 and 39%, respectively.

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

Our net (loss) income for the years ended December 31, 2016 and 2015 was $(16.5) million and $7.1 million, respectively. Our net loss for the year ended December 31, 2016, included a valuation allowance of approximately $12.7 million against the deferred tax asset, transaction costs of $1.3 million, lease termination costs of $433,000, derivative income of $100,000 related to the contingent payment associated with the potential exercise of our publicly traded warrants, and the loss from discontinued operations of $92,090. On February 27, 2016, our publicly traded warrants expired and approximately 1.4 million shares of our common stock were forfeited in connection with the expiration of all of the publicly traded warrants. Our net income for the year ended December 31, 2015 included deferred tax benefit of approximately $4.7 million (mainly as a result of the reversal of the valuation allowance on deferred tax assets), transaction costs of $1.7 million derivative income of $6.1 million related to the contingent payment associated with the potential exercise of our publicly traded warrants, a non cash impairment loss of approximately $3.0 million primarily relating to our STK location in Washington, DC.

On March 13, 2015, after hotel renovations and additional work required due to water damage were completed, we re-opened STK Miami Beach in the 1 Hotel & Homes (formerly known as The Perry Hotel) building located in Miami Beach, Florida. We filed a claim with our insurance carrier of approximately $1.5 million, which included claims of approximately $500,000 for property damages and approximately $1.0 million for expense reimbursement and business interruption, these claims were fully satisfied at December 31, 2015.

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

On January 19, 2016, we commenced a rights offering (the "Rights Offering") of non-transferrable subscription rights to holders of record of our common stock as of January 15, 2016 to purchase up to 1,454,545 shares of our common stock at a price of $2.75 per share. The Rights Offering closed on February 9, 2016 and we received net proceeds of approximately $3.8 million. The net proceeds of the Rights Offering were primarily used to fund the planned development of certain future STK restaurants.

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

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK. We have identified up to 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years primarily through licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards operational initiatives. We expect same store sales to remain flat in 2017.  We also expect operating margin improvements as our restaurants and services mature. However, there can be no assurances that any increases in our operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the years ended December 31, 2016 and December 31, 2015, respectively. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which we operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales by company-owned units net of any discounts, such as management and employee meals, associated with each sale. In 2016, beverage sales comprised 41% of owned food and beverage sales, before giving effect to any discounts, with food comprising the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

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

Cost and expenses

Food and beverage costs. Food and beverage costs include all unit-level food and beverage costs of STKs and Other units. We measure cost of goods as a percentage of owned unit net revenues. Food and beverage costs are generally influenced by the cost of food and beverage items, menu mix and discounting activity. Purchases of beef represented approximately 30% of our food and beverage costs during each of 2016 and 2015. See “Item 1A. Risk Factors — Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.”

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

Impairment of long lived assets. Long-lived assets are evaluated for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual venue asset group level. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we measure an impairment loss based on the asset’s estimated fair value. The fair value of a venue’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a venue has been opened or remodeled and the maturity of the relevant market. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment. If our estimates of future cash flows differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance, it would result in an adjustment to results of operations. For the year ended December 31, 2016 there was an impairment charge of $96,000 related to the write off of assets for STK Edinburgh in connection with placing the entity into liquidation. For the year ended December 31, 2015 we recorded an impairment charge at our Washington DC venue in the amount of $2.8 million as well as a charge to write off the net remaining assets of BBCLV and STKOUT Midtown in the amount of $170,000.

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

Provision for income taxes. We account for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of our deferred tax assets, a valuation allowance of $12.0 million was recorded as of December 31, 2016 to recognize the deferred tax asset compared to $9.3 million tax benefit in 2015 which is due in part to a release of the valuation allowance. “Incomes Taxes,” for a further discussion of our provision for income taxes.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	For the years Ended December 31,
	2016	2015
Revenues:
Owned unit net revenues	$63,948,436	$52,610,182
Management and incentive fee revenue	8,465,584	7,921,584
Total revenue	72,414,020	60,531,766
Cost and expenses:
Owned operating expenses:
Food and beverage costs	15,919,350	13,228,216
Unit operating expenses	41,208,880	34,271,412
General and administrative	11,172,764	10,711,002
Depreciation and amortization	2,647,333	2,191,450
Impairment loss	95,773	2,975,744
Management and royalty fees	—	39,278
Lease termination expense	433,278	—
Pre-opening expenses	5,993,819	5,265,581
Transaction costs	1,293,265	1,724,361
Equity in income of investee companies	(674,289)	(1,038,854)
Derivative income	(100,000)	(6,141,000)
Interest expense, net of interest income	464,165	30,380
Other expense, net	(46,451)	(513,012)
Total cost and expenses	78,407,887	62,744,558
(Loss) income from continuing operations before provision (benefit) for income taxes	(5,993,867)	(2,212,792)
Provision (benefit) for income taxes	10,369,912	(9,316,487)
(Loss) income from continuing operations	(16,363,779)	7,103,695
Loss from discontinued operations, net of taxes	92,090	2,476
Net (loss) income	(16,455,869)	7,101,219

Less: net income attributable to noncontrolling interest	232,617	170,526
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(16,596,396)	$6,933,169
Loss from discontinued operations, net of taxes	92,090	2,476
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(16,688,486)	$6,930,693

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693
Other comprehensive loss
Currency translation adjustment	(1,123,568)	(189,687)
Comprehensive (loss) income	$(17,812,054)	$6,741,006

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	For the years Ended December 31,
	2016	2015
Revenues:
Owned unit net revenues	88.3%	86.9%
Management and incentive fee revenue	11.7%	13.1%
Total revenue	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	24.9%	25.1%
Unit operating expenses (1)	64.4%	65.1%
General and administrative	15.4%	17.7%
Depreciation and amortization	3.7%	3.6%
Impairment loss	0.1%	4.9%
Management and royalty fees	—%	0.1%
Lease termination expenses	0.6%	—%
Pre-opening expenses	8.3%	8.7%
Transaction costs	1.8%	2.8%
Equity in income of investee companies	(0.9)%	(1.7)%
Derivative income	(0.1)%	(10.1)%
Interest expense, net of interest income	0.6%	0.1%
Other expense, net	(0.1)%	(0.8)%
Total cost and expenses	108.3%	103.7%
(Loss) income from continuing operations before provision (benefit) for income taxes	(8.3)%	(3.7)%
Provision (benefit) for income taxes	14.3%	(15.4)%
(Loss) income from continuing operations	(22.6)%	11.7%
Loss from discontinued operations, net of taxes	0.1%	—%
Net (loss) income	(22.7)%	11.7%

Less: net income attributable to noncontrolling interest	0.3%	0.3%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(23.0)%	11.4%

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(22.9)%	11.5%
Loss from discontinued operations, net of taxes	(0.1)%	(0.1)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(23.0)%	11.4%

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(23.0)%	11.4%
Other comprehensive loss
Currency translation adjustment	(1.6)%	(0.3)%
Comprehensive (loss) income	(24.6)%	11.1%

(1) These expenses are being shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the periods indicated:

	For the year Ended December 31, 2016
	STKs	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$63,248,936		$699,500	$63,948,436
Management and incentive fee revenue		$8,465,584		8,465,584
Total revenue	63,248,936	8,465,584	699,500	72,414,020

Cost and expenses:
Owned operating expenses:
Food and beverage costs	15,779,441		139,909	15,919,350
Unit operating expenses	41,174,753		34,127	41,208,880
Total cost and expenses	56,954,194	—	174,036	57,128,230
Income from restaurant and hospitality operations	$6,294,742	$8,465,584	$525,464	15,285,790

General and administrative				11,172,764
Depreciation and amortization				2,647,333
Impairment loss				95,773
Management and royalty fees				—
Lease termination expense				433,278
Pre-opening expenses				5,993,819
Transaction costs				1,293,265
Equity in income of investee companies				(674,289)
Derivative income				(100,000)
Interest expense, net of interest income				464,165
Other expense, net				(46,451)
Total cost and expenses				21,279,657

Loss from continuing operations before provision for income taxes				$(5,993,867)

	For the year Ended December 31, 2015
	STKs	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$52,213,149		$397,033	$52,610,182
Management and incentive fee revenue		$7,921,584		7,921,584
Total revenue	52,213,149	7,921,584	397,033	60,531,766

Cost and expenses:
Owned operating expenses:
Food and beverage costs	13,128,089		100,127	13,228,216
Unit operating expenses	33,771,445		499,967	34,271,412
Total cost and expenses	46,899,534	—	600,094	47,499,628
Income (loss) from restaurant and hospitality operations	$5,313,615	$7,921,584	$(203,061)	13,032,138

General and administrative				10,711,002
Depreciation and amortization				2,191,450
Impairment loss				2,975,744
Management and royalty fees				39,278
Lease termination expense				—
Pre-opening expenses				5,265,581
Transaction costs				1,724,361
Equity in income of investee companies				(1,038,854)
Derivative income				(6,141,000)
Interest expense, net of interest income				30,380
Other expense, net				(513,012)
Total cost and expenses				15,244,930

Loss from continuing operations before provision for income taxes				$(2,212,792)

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock based compensation and losses from discontinued operations. EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the years ended December 31,
	2016	2015
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693
Net income attributable to noncontrolling interest	232,617	170,526
Net (loss) income	(16,455,869)	7,101,219
Interest expense, net of interest income	464,165	30,380
Provision for income taxes	10,369,912	(9,316,487)
Depreciation and amortization	2,647,333	2,191,450
EBITDA	(2,974,459)	6,562
Deferred rent (1)	(657,242)	1,227,578
Pre-opening expenses	5,993,819	5,265,581
Impairment loss (3)	95,773	2,975,744
Lease termination expense (4)	433,278	—
Loss from discontinued operations	92,090	2,476
Transaction costs (2)	1,293,265	1,724,361
Derivative income	(100,000)	(6,141,000)
Stock based compensation	837,989	811,658
Adjusted EBITDA	5,014,513	5,872,960
Adjusted EBITDA attributable to noncontrolling interest	490,803	684,757
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$4,523,710	$5,188,203

(1) Deferred rent is included in occupancy expense on the statement of operations and comprehensive income.
(2) Transaction costs incurred relating to the terminated acquisition of Katsuya and Cleo brands.
(3) Impairment loss is related to the write off of fixed assets at our Washington DC location.
(4) Lease termination expenses relate to the termination of the leases of Bridge Hospitality in October 2016 and STK DC in December 2016.

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

The following table presents a reconciliation of Net Income to Adjusted Net Income for the periods indicated:

	For the years ended December 31,
	2016	2015
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693
Net income attributable to noncontrolling interest	232,617	170,526
Net (loss) income	(16,455,869)	7,101,219
Loss from discontinued operations, net of taxes	92,090	2,476
Transaction costs (1)	1,293,265	1,724,361
Impairment loss	95,773	2,975,744
Lease termination expense (2)	433,278	—
Derivative income	(100,000)	(6,141,000)
Stock based compensation	837,989	811,658
Deferred tax adjustments	12,659,718	(4,716,109)
Adjusted Net income	(1,143,756)	1,758,349
Adjusted Net income attributable to noncontrolling interest	232,617	352,941
Adjusted Net income attributable to The ONE Group Hospitality, Inc.	$(1,376,373)	$1,405,408

(1)	Transaction costs incurred relating to the terminated acquisition of the Katsuya and Cleo brands.

(2)	Lease termination expenses relate to the termination of the leases of Bridge Hospitality in October 2016 and STK DC in December 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $11.0 million, or 21.1%, from $52.2 million for the year ended December 31, 2015 to $63.2 million for the year ended December 31, 2016. This increase was primarily due to the opening of our STK in Orlando and a full year of operations of the STKs opened in 2015 in Miami, Westwood and Chicago. Comparable owned STK unit sales decreased $1.3 million or 4.1% from $31.1 million for the year ended December 31, 2015 to $29.8 million for the year ended December 31, 2016. The decrease is primarily due to declines in revenue at our two New York City STKs in the second half of 2016 leading up to the presidential election partially offset by an improvement in December revenue year over year.

Owned unit net revenues in our Other segment increased $302,000, or 76.2%, from $397,000 for the year ended December 31, 2015 to $700,000 for the year ended December 31, 2016. This increase was primarily due to an increase in revenue from off-site Super Bowl related catering events.

Management and incentive fee revenue. Management and incentive fee revenues increased $544,000, or 6.9%, from $7.9 million for the year ended December 31, 2015 to $8.5 million for the year ended December 31, 2016. This was the result of an increase in incentive fees from our UK operations and was partially offset by a slight decrease in our management and incentive fee revenue for our STK in Las Vegas.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the year ended December 31, 2016, comparable unit sales of owned or managed STK units decreased 2.3% as compared to the year ended December 31, 2015.

Cost and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $2.7 million to $15.8 million for the year ended December 31, 2016 from $13.1 million for the year ended December 31, 2015. This increase was primarily due to a full year of operations of our STKs in Miami, Westwood, and Chicago as well as the opening of our STK in Orlando, for which we incurred food and beverage costs as compared to the prior year. As a percentage of STK owned unit net revenues, food and beverage costs decreased to 24.9% for the year ended December 31, 2016 from 25.1% for the year ended December 31, 2015. The decrease in the percentage of food and beverage costs was related primarily to management’s improvements in increasing profit margins through improved operating efficiencies. Food revenues as a percentage of total food and beverage revenues were approximately 61% and 59% for the years ended December 31, 2016 and 2015, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $40,000, or 39.7%, to $140,000 for the year ended December 31, 2016 from $100,000 for the year ended December 31, 2015. As a percentage of Other owned unit net revenues food and beverage costs decreased to 20.0% for the year ended December 31, 2016 from 25.2% for the year ended December 31, 2015.

Unit operating expenses. Unit operating expenses for STKs increased $7.4 million, or 21.9%, to $41.2 million for the year ended December 31, 2016 from $33.8 million for the year ended December 31, 2015. The increase in operating expenses was primarily due to a full year of operations of our STKs in Miami, Westwood and Chicago as well as the opening of our STK in Orlando. Included in unit operating costs at December 31, 2016 and 2015, was deferred rent (income) expense of approximately $(578,000) and $1.2 million, respectively. As a percentage of STK owned unit net revenues, unit operating expenses increased to 65.1% for the year ended December 31, 2016 from 64.7% for the year ended December 31, 2015. This increase was due to the full year of operations of three new STKs in 2016, the opening of Orlando in 2016 and the higher operating expenses that are typically incurred in the first year of operations as well as the increase in the deferred rent expense. This was partially offset by the deferred rent income in 2016. Unit operating expenses in our Other segment decreased $466,000, or 93.2%, from $500,000 at December 31, 2015 to $34,000 at December 31, 2016 due to the opening of the STK in Westwood and its reallocation from our Other segment to our STKs segment.

General and administrative. General and administrative costs increased $461,000 to $11.2 million, or 4.3%, during the year ended December 31, 2016 from $10.7 million for the year ended December 31, 2015. The cost increase was due to additional payroll related to the expansion of our corporate infrastructure during the first half of 2016 to help facilitate our 2016 openings in the United States and internationally. In the second half of 2016 and into early 2017, we made several significant reductions in payroll due to the decrease in openings in 2017 as compared to 2016. The year-over-year percentage decrease was largely attributable to the leverage in our sales increases slightly offset by an increase in payroll and professional fees.  General and administrative costs as a percentage of total revenues decreased from 17.7% for the year ended December 31, 2015 to 15.4% for the year ended December 31, 2016.

Transaction costs. Transaction costs were $1.3 million for the year ended December 31, 2016 and $1.7 million for the year ended December 31, 2015. Transaction costs for the year ended December 31, 2015 included professional and other expenses related to the terminated acquisition of the Katsuya and Cleo brands. Transaction costs for the year ended December 31, 2016 included professional and other expenses related to the ongoing evaluation of strategic alternatives.

Depreciation and amortization. Depreciation and amortization expense increased $456,000, or 20.8%, from $2.2 million in the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. The increase is primarily due to a full year of depreciation of the STKs in Miami, Westwood and Chicago opened during 2015 and the opening of the STK in Orlando in 2016.

Management and royalty fees. Management and royalty income was $39,000 for year ended December 31, 2015. There were no management and royalty fees for the year ended December 31, 2016.

Impairment loss. For the year ended December 31, 2016 there was an impairment charge of $96,000 related to the write off of assets for STK Edinburgh in connection with placing the entity into liquidation. For the year ended December 31, 2015 we determined that the carrying value of the net assets of our STK in Washington DC exceeded its estimated future cash flows and a non-cash impairment charge of $3.0 million was recorded based on the difference between the carrying value of the restaurant's assets and the estimated future value. In addition, a non-cash impairment charge of $170,000 was recorded for certain kitchen equipment from our BBCLV and STKOUT Midtown locations no longer deemed useable for future locations.

Lease termination expense. Lease termination expense in 2016 related to the termination of the leases of Bridge Hospitality in October 2016 and STK DC in December 2016.

Pre-opening expenses. Restaurant pre-opening costs increased $728,000, or 13.8%, from $5.3 million or 8.7% of total revenues for the year ended December 31, 2015 to $6.0 million, or 8.3% of total revenues for the year ended December 31, 2016. The increase includes approximately $302,000 of deferred rent related to the STKs under construction in Denver, Dallas, Austin and San Diego. The increase also includes the pre-opening costs for the STKs that opened in Orlando in 2016 and Denver in January 2017.

Equity in income of investee companies. Equity in income of investee companies decreased by $365,000 to $674,000, or 0.9% of total revenues for the year ended December 31, 2016, from $1.0 million or 1.7% of total revenues for the year ended December 31, 2015 primarily related to a decrease in income from the ownership interest in the Bagatelle units in New York City and Los Angeles.

Derivative income. Derivative income was $100,000 for the year ended December 31, 2016, compared to derivative income of $6.1 million for the year ended December 31, 2015. Derivative income or expense represents the decrease or increase, respectively, in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016.

Interest expense, net of interest income. Interest expense, net of interest income increased by $434,000, from $30,000, for the year ended December 31, 2015, to $464,000, for the year ended December 31, 2016. The increase is primarily due to the promissory notes that were obtained in 2016.

Other income, net. Other income, net decreased by $467,000 from $513,000 of other income, or 0.8% of total revenues for the year ended December 31, 2015 to $46,000, of other expense, or (0.1)% of total revenues, for the year ended December 31, 2016. The difference relates primarily to insurance proceeds of approximately $500,000 related to the flooding at STK Miami in 2014.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2016 was a tax expense $10.4 million primarily as a result of a $12.0 million establishment of a valuation allowance compared to a tax benefit of $9.3 million in 2015 primarily as a result of a $7.7 million adjustment related to the release of the valuation allowance. The deferred tax asset decreased during the year ended December 31, 2016 as a result of the recording of the valuation allowance on deferred tax assets generated in the United States.

Loss from discontinued operations, net of taxes. During the year ended December 31, 2014, we closed and abandoned the Tenjune venue in New York. The operations and related expenses of this location are presented as loss from discontinued operations. Loss from discontinued operations was $92,090 during the year ended December 31, 2016 and $2,476 during the year ended December 31, 2015. No entities were discontinued during 2015 and 2016, these losses represents the winding down of previously discontinued operations.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased $62,000 to $233,000 for the year ended December 31, 2016 from $171,000 during the year ended December 31, 2015.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2016, we had cash and cash equivalents, net of overdrafts of approximately $918,000.

Our capital expenditures during fiscal 2017 will be significantly less than prior years since we plan to open only two to three new owned STK restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories to be approximately $3.3 million. We expect to fund our anticipated capital expenditures for fiscal 2017 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Our current plan is to enter into license agreements for the operation of STKs where we are not required to put up any capital. We will significantly depend on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2017. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2016 and December 31, 2015:

	Fiscal Year Ended
	December 31, 2016	December 31, 2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,102	$2,042
Investing activities	(10,091)	(12,652)
Financing activities	8,042	4,738
Effect of exchange rate changes on cash	(297)	(192)
Net decrease in cash and cash equivalents	$(244)	$(6,063)

Operating Activities

For the year ended December 31, 2016, cash flows provided by operating activities were $2.1 million, consisting of net loss of $16.5 million, which included a loss from discontinued operations of $92,090 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $14.8 million, a non-cash derivative income of $100,000, non-cash impairment loss of $96,000, non-cash deferred tax expense of $10.0 million and non-cash stock-based compensation of $838,000. Net cash outflow of operating assets and liabilities totaled $3.0 million and included increases in accounts receivable of $826,000, increases in inventory of $157,000, deferred revenue of $529,000 and an increase in other assets of $194,000, decreases in prepaid expenses of $1.7 million and an increase of $1.3 million in accounts payable and accrued expenses.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $10.1 million, consisting primarily of purchases of property and equipment of $10.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and net proceeds of $519,000 from our investments.

Net cash used in investing activities for the year ended December 31, 2015 was $12.7 million, consisting primarily of purchases of property and equipment of $13.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and net proceeds of $931,000 from our investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $8.0 million, consisting of proceeds from our rights offering of $3.9 million, proceeds from the liquidating trust of $1.2 million and proceeds from the promissory notes of $6.3 million. This was partially offset by principal payments made on our term loan of $2.5 million and equipment financing agreement of $227,000 and distributions to non-controlling interest of $253,000.

Net cash provided by financing activities for the year ended December 31, 2015 was $4.7 million, consisting of proceeds from our term loan facility of $6.0 million, offset by principal payments made of $1.6 million. This was partially offset by distributions to members of $591,000.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future will increase from the amounts described in “Investing Activities” above. We typically target an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units. In addition, our hospitality F&B services projects typically require limited capital investment from us. These capital expenditures will primarily be funded by cash flows from operations and equipment financing, depending upon the timing of expenditures. We typically seek to lease our restaurant locations for primary periods of ten to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Loan Agreements

Term Loan Agreements

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

As of December 31, 2016, the issued letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

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

As of December 31, 2016, amounts borrowed under the Term Loan were approximately $4.5 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of 54 consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) 54; provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at December 31, 2016 was approximately $5.0 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreements and the Second Term Loan Agreement as of December 31, 2016 except for the tangible net worth covenant. On March 30, 2017, we were issued a waiver for this covenant as of December 31, 2016. In addition, BankUnited, N.A. agreed to adjust the definition of the covenant to exclude deferred tax valuation allowance increases or decreases until the maturity date of the Term Loans. We believe based on current projections and the adjusted covenant definition that we will continue to comply with such covenants in 2017.

Equipment Finance Agreements

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando and Chicago. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015. At December 31, 2016, the amount outstanding under the Agreement was approximately $751,000 and payments of $185,000 were made for the year ended December 31, 2016.

On August 16, 2016, we entered into a $712,187 Equipment Finance Agreement (the "Equipment Finance Agreement") with Sterling National Bank. The Equipment Finance Agreement covers certain equipment at our STKs that are under construction in San Diego, Denver and at our STK in Orlando. This Equipment Finance Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Equipment Finance Agreement are secured by the equipment purchased with proceeds of the Equipment Finance Agreement. The Equipment Finance Agreement calls for 60 monthly payments of $13,769 including interest commencing September 1, 2016. At December 31, 2016, the amount outstanding under the Equipment Financing Agreement was approximately $670,000 and payments of $42,000 were made for the year ended December 31, 2016.

Ontario Note

On June 27, 2016, we entered into a $1,000,000 loan agreement with 2235570 Ontario Limited (the "Ontario Noteholder") through an unsecured promissory note ("the Ontario Note"). In consideration of the loan amount, the Ontario Noteholder received a warrant (the "Ontario Warrant") to purchase 100,000 shares of our common stock at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At December 31, 2016, the amount outstanding under the Ontario Note was $1.0 million.

Anson Notes

On August 11, 2016, we entered into a $3,000,000 loan agreement with Anson Investments Master Fund LP ("Anson") through an unsecured promissory note (the "Anson August Note"). In consideration of the loan amount, Anson received a warrant ("the Anson August Warrant") to purchase 300,000 shares of our common stock at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At December 31, 2016, the amount outstanding under the Anson August Note was $3.0 million.

On October 24, 2016, we entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, we also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of our common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of our common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At December 31, 2016, the amount outstanding under the Anson October Note was $2.3 million.

American Express Loan

On February 17, 2017, certain of our subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security
Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest accounts receivable as specified therein.
Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.

We believe that net cash provided by anticipated operating activities and construction allowances provided by landlords of certain locations be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

Contractual Obligations

The following table summarizes our contractual obligations, net of minimum future rental income, as of December 31, 2016:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Term loans, equipment financing and promissory notes	$17,157	$3,154	$6,380	$7,623	$—
Expected interest payments (1)	3,888	1,093	1,709	1,086	—
Operating leases	124,572	6,778	13,730	14,381	89,683
Total	$145,617	$11,025	$21,819	$23,090	$89,683

(1)	Represents estimated future cash interest payments using the weighted-average balance and interest rate at December 31, 2016.

Off-Balance Sheet Arrangements

As part of our on-going business, we may participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off balance sheet arrangements as of December 31, 2016 and 2015 and for the years then ended.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In establishing deferred income tax assets and liabilities, judgments and interpretations are made based on enacted tax laws and published tax guidance applicable to our operations. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire ten years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

None.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2016. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of these material weaknesses described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2016, based on the criteria set forth by COSO in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified and the proposed remedial actions are described below. These material weaknesses have been disclosed in our Form 10-K for the year ended December 31, 2015 and have not been fully remediated as of December 31, 2016. The delay in the filing of our Form 10-K for the year ended December 31, 2016 is due to the material weaknesses above.

Lack of a robust and effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with U.S. GAAP, including the lack of review by competent and qualified personnel where such reviews are designed and operating at a level of precision that can detect errors in the consolidated financial statements. We initiated and are in the process of implementing a formal review process, which will include a comprehensive financial statement closing and reporting checklist and timeline in order to provide ample review time of financial information by qualified accounting and finance personnel as well as senior management. This review involves multiple layers within the organization including the Director of SEC Financial Reporting and the CFO. We are still implementing this process and will require more time to fully implement. In addition, we have had difficulty in retaining additional qualified support staff to improve the overall financial reporting process. We will continue to address this issue and search for additional qualified support staff to remediate this material weakness.

Improper segregation of duties and other design gaps in our information technology (IT) environment, including but not limited to the granting of super user access rights within the accounting software to substantially all employees within the accounting and finance departments and the lack of review of user access rights and activity logs. We removed certain super user rights from most accounting and finance department staff and outsourced the hosting and maintenance of our accounting software to a third party. Certain user profiles within the accounting software have been modified to eliminate the ability of most staff to record and process transactions and we also limited access to checks and bank accounts.

As noted above, we are currently in the process of implementing controls in which the Director of SEC Financial Reporting and CFO will review cash receipts and disbursement journals as well as approve certain individual disbursements to add an additional layer of review. We have also initiated a review of the user access rights and user activity logs.

Inadequate level of review of journal entries and improper segregation of duties within our journal entry process. As outlined above, this too is directly related to the insufficient number of accounting staff members needed to properly segregate duties. We are currently implementing additional review processes by the Director of SEC Financial Reporting as well as the CFO and are searching for additional qualified support staff.

Notwithstanding the material weaknesses described above our management believes that our consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with US GAAP. However, if not remediated, the material weaknesses could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We are in the process of implementing our remediation plan, and expect the control weakness to be remediated during 2017. However, we are unable at this time to estimate the cost of the remediation and when the remediation will be completed.

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 30, 2017, BankUnited, N.A. issued us a waiver of the tangible net worth covenant of our Term Loan Agreement and the Second Term Loan Agreement as of December 31, 2016. We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of December 31, 2016, except for this covenant. BankUnited, N.A. agreed to adjust the definition of the covenant to exclude deferred tax valuation allowance increases or decreases until the maturity dates of the Term Loans.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive and Director Compensation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Dated: April 5, 2017

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SEGAL	Chief Executive Officer and Director	April 5, 2017
Jonathan Segal	(Principal Executive Officer)

/s/ SAMUEL GOLDFINGER	Chief Financial Officer	April 5, 2017
Samuel Goldfinger	(Principal Financial and Accounting Officer)

/s/ MICHAEL SERRUYA	Non-Executive Chairman, Director	April 5, 2017
Michael Serruya

/s/ EUGENE BULLIS	Director	April 5, 2017
Eugene Bullis

/s/ NICHOLAS GIANNUZZI	Director	April 5, 2017
Nicholas Giannuzzi

/s/ RICHARD E. PERLMAN	Director	April 5, 2017
Richard E. Perlman

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The One Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.5	Form of Senior Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.6	Form of Subordinated Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.7	Common Stock Purchase Agreement dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
4.8	Common Stock Purchase Warrant dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).

10.2
Escrow Agreement, dated October 16, 2013, by and among the Registrant, The One Group, LLC, Samuel Goldfinger, as Company Representative, the Liquidating Trust and Continental Stock Transfer & Trust Company, as Escrow Agent. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.3
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

10.4	Second Term Note of The ONE Group, LLC to BankUnited, N.A., dated June 2, 2015, in the principal amount of $6,000,000. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.5	Grant of Security Interest (Trademarks), dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.6	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.7
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

10.8	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.9	Guarantee Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

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

10.11	Term Note of The ONE Group, LLC to BankUnited, N.A., dated December 17, 2014, in the principal amount of $7,475,000.07. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.12	Grant of Security Interest (Trademarks), dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.13	Amended and Restated Pledge Agreement, dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.14
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

10.16	Promissory Note of The ONE Group, LLC to Herald National Bank, dated October 31, 2011, in the principal amount of $1,250,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.17	Guaranty, dated October 31, 2011, of Jonathan Segal to Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.20	Pledge Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.21	Pledge Acknowledgment Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.25	Grant of Security Interest (Trademarks), dated October 31, 2011, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.26	Promissory Note of The ONE Group, LLC to Herald National Bank, dated April 11, 2012, in the principal amount of $1,500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.27	Promissory Note of The ONE Group, LLC to Herald National Bank, dated November 15, 2012, in the principal amount of $500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
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

10.30	Grant of Security Interest (Trademarks), dated January 24, 2013, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.31
Amendment No 2 and Addendum to Credit Agreement and Consent and Termination Agreement, dated October 15, 2013, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.32	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.33	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.34
Amendment No. 3 to Credit Agreement, dated June 3, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).

10.35
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

10.36
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

10.37
Grant of Security Interest (Trademarks), dated August 6, 2014, by and between The ONE Group, LLC and Herald National Bank (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).

10.38
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

10.39
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

10.40	Grant of Security Interest (Trademarks), dated October 31, 2014, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.41†	Employment Agreement, dated October 16, 2013, by and between The ONE Group, LLC and Jonathan Segal. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.42†	Employment Agreement, dated October 16, 2013, by and between The ONE Group, LLC and Samuel Goldfinger. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.43†	Offer Letter to Alejandro Munoz-Suarez from The ONE Group, LLC, dated March 3, 2016.
10.44	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.45	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.46†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.47†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.48	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
10.49	Unsecured Promissory Note dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
10.50	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.51	Unsecured Promissory Note dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016)
10.52
Business Loan and Security Agreement by and among STK Midtown, LLC, Little West 12th LLC, STK Miami, LLC, STK Atlanta, LLC, STK Westwood, LLC, STK Chicago LLC, STK Orlando LLC and American Express Bank, FSB, dated as of February 17, 2017 (Incorporated by reference to Form 8-K filed on March 28, 2017).

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

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ONE Group Hospitality, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
April 5, 2017

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,597,782	$1,841,872
Accounts receivable	4,959,822	4,063,516
Inventory	1,308,851	1,152,119
Other current assets	1,811,787	3,559,053
Due from related parties, net	415,773	1,337,356
Total current assets	10,094,015	11,953,916

Property & equipment, net	36,815,239	27,952,327
Investments	3,065,557	2,910,362
Deferred tax assets	51,031	10,093,672
Other assets	661,936	691,551
Security deposits	2,203,837	2,444,482
Total assets	$52,891,615	$56,046,310

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$679,938	$973,754
Long term debt, current portion	3,153,666	2,680,116
Accounts payable	3,761,823	2,501,622
Accrued expenses	5,549,638	4,635,584
Deferred license revenue	109,957	54,978
Derivative liability	—	100,000
Due to related parties	—	—
Deferred revenue	612,574	204,033
Total current liabilities	13,867,596	11,150,087

Deferred license revenue, long-term	1,109,635	1,044,592
Due to related parties, long-term	1,197,375	—
Long term debt net of current portion	13,167,867	9,956,647
Deferred rent payable	16,170,605	14,290,010
Total liabilities	45,513,078	36,441,336

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 25,050,628 and 24,972,515 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,505	2,497
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	37,384,243	31,778,266
Accumulated deficit	(27,763,194)	(11,074,708)
Accumulated other comprehensive loss	(1,543,951)	(420,383)
Total stockholders’ equity	8,079,603	20,285,672
Noncontrolling interest	(701,066)	(680,698)
Total stockholders’ equity including noncontrolling interest	7,378,537	19,604,974

Total Liabilities and Stockholders’ Equity	$52,891,615	$56,046,310

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2016	2015
Revenues:
Owned unit net revenues	$63,948,436	$52,610,182
Management and incentive fee revenue	8,465,584	7,921,584
Total revenue	72,414,020	60,531,766

Cost and expenses:
Owned operating expenses:
Food and beverage costs	15,919,350	13,228,216
Unit operating expenses	41,208,880	34,271,412
General and administrative	11,172,764	10,711,002
Depreciation and amortization	2,647,333	2,191,450
Impairment loss	95,773	2,975,744
Management and royalty fees	—	39,278
Lease termination expense	433,278	—
Pre-opening expenses	5,993,819	5,265,581
Transaction costs	1,293,265	1,724,361
Equity in income of investee companies	(674,289)	(1,038,854)
Derivative income	(100,000)	(6,141,000)
Interest expense, net of interest income	464,165	30,380
Other (income) expense, net	(46,451)	(513,012)
Total costs and expenses	78,407,887	62,744,558

Loss from continuing operations before provision for income taxes	(5,993,867)	(2,212,792)

Provision (benefit) for income taxes	10,369,912	(9,316,487)

(Loss) income from continuing operations	(16,363,779)	7,103,695

Loss from discontinued operations, net of taxes	92,090	2,476

Net (loss) income	(16,455,869)	7,101,219
Less: net income attributable to noncontrolling interest	232,617	170,526
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(16,596,396)	$6,933,169
Loss from discontinued operations, net of taxes	92,090	2,476
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(16,688,486)	6,930,693

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(16,688,486)	$6,930,693
Other comprehensive loss
Currency translation adjustment	(1,123,568)	(189,687)
Comprehensive (loss) income	$(17,812,054)	$6,741,006

Basic and diluted (loss) income per share:
Continuing operations	$(0.66)	$0.28
Discontinued operations	$—	$—
Attributable to The ONE Group Hospitality, Inc.	$(0.66)	$0.28

Shares used in computing basic and diluted income (loss) per share	25,078,113	24,960,295

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interest	Total stockholders’ equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2014	24,940,195	2,494	30,966,611	(18,005,401)	(230,696)	12,733,008	(260,311)	12,472,697

Issuance of stock-based compensation	32,320	3	811,655			811,658		811,658
Member distributions							(590,913)	(590,913)
Loss on foreign currency translation					(189,687)	(189,687)		(189,687)
Net income				6,930,693		6,930,693	170,526	7,101,219

Balance at December 31, 2015	24,972,515	$2,497	$31,778,266	$(11,074,708)	$(420,383)	$20,285,672	$(680,698)	$19,604,974

Issuance of stock-based compensation	61,068	6	837,989			837,995		837,995
Cancellation of shares upon expiration of warrants	(1,437,500)	(143)	143			—		—
Rights Offering	1,454,545	145	3,862,845			3,862,990		3,862,990
Issuance of detachable warrants			905,000			905,000		905,000
Distributions to noncontrolling interest							(252,985)	(252,985)
Loss on foreign currency translation, net					(1,123,568)	(1,123,568)		(1,123,568)
Net income (loss)				(16,688,486)		(16,688,486)	232,617	(16,455,869)

Balance at December 31, 2016	25,050,628	$2,505	$37,384,243	$(27,763,194)	$(1,543,951)	$8,079,603	$(701,066)	$7,378,537

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Operating activities:
Net (loss) income	$(16,455,869)	$7,101,219
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,647,333	2,191,450
Amortization of discount on warrants	70,500	—
Deferred rent payable	1,880,595	4,854,901
Deferred taxes	10,042,641	(10,058,254)
Income from equity method investments	(674,289)	(1,038,854)
Derivative income	(100,000)	(6,141,000)
Stock-based compensation	837,995	811,658
Impairment of fixed assets	95,773	2,975,744
Changes in operating assets and liabilities:
Accounts receivable	(826,374)	(343,426)
Inventory	(156,732)	(12,814)
Prepaid expenses and other current assets	1,731,286	(973,614)
Due from related parties, net	811,750	(159,574)
Security deposits	208,503	(76,060)
Other assets	194,220	101,455
Accounts payable	907,648	(931,577)
Accrued expenses	358,677	2,632,803
Deferred revenue	528,563	1,108,376
Net cash provided by operating activities	2,102,220	2,042,433

Investing activities:
Purchase of property and equipment	(10,609,838)	(13,582,852)
Distribution from equity investment	519,095	930,936
Net cash used in investing activities	(10,090,743)	(12,651,916)

Financing activities:
Cash overdraft	(293,816)	888,156
Net proceeds from line of credit	—	6,000,000
Proceeds from term promissory notes	6,250,000	—
Repayment of term loan	(2,495,000)	(1,495,000)
Repayment of equipment financing agreement	(226,872)	(64,282)
Proceeds from rights offering	3,862,990	—
Proceeds from liquidating trust	1,197,375	—
Distributions to non-controlling interests	(252,985)	(590,913)
Net cash provided by financing activities	8,041,692	4,737,961

Effect of exchange rate changes on cash	(297,259)	(191,610)

Net decrease in cash and cash equivalents	(244,090)	(6,063,132)
Cash and cash equivalents, beginning of year	1,841,872	7,905,004

Cash and cash equivalents, end of year	$1,597,782	$1,841,872
Supplemental disclosure of cash flow data:
Interest paid	$856,291	$411,789
Income taxes paid	$111,600	$474,658

Noncash investing and financing activities:
Noncash property, fixtures and equipment additions from equipment financing	$991,141	$721,045
Noncash discount on detachable warrants	$905,000	$—

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

On June 5, 2014, the Company changed its corporate name from Committed Capital Acquisition Corporation to The ONE Group Hospitality, Inc.

Note 2 - Business and summary of significant accounting policies:

Principles of consolidation:
The accompanying consolidated financial statements of The ONE Group Hospitality, Inc. and subsidiaries include the accounts of ONE Group and its subsidiaries, Little West 12th LLC (“Little West 12th” ), Bridge Hospitality, LLC (“Bridge”), STK-LA, LLC (“STK-LA”), WSATOG (Miami), LLC (“WSATOG”), STK Miami Service, LLC (“Miami Services”), STK Miami, LLC (“STK Miami”), Basement Manager, LLC (“Basement Manager”), JEC II, LLC (“JEC II”), One Marks, LLC (“One Marks”), MPD Space Events LLC (“MPD”), One 29 Park Management, LLC (“One 29 Park Management”), STK Midtown Holdings, LLC (“Midtown Holdings”), STK Midtown, LLC (“STK Midtown”), STK Atlanta, LLC (“STK Atlanta”), STK-Las Vegas, LLC (“STK Vegas”), Asellina Marks LLC (“Asellina Marks”), Xi Shi Las Vegas, LLC (“Xi Shi Las Vegas”), T.O.G. (UK) Limited (“TOG UK”), Hip Hospitality Limited (“Hip Hospitality UK”), T.O.G. (Aldwych) Limited (“TOG Aldwych”), CA Aldwych Limited (“CA Aldwych"), T.O.G. (Milan) S.r.l. ("TOG Milan"), BBCLV, LLC (“BBCLV”), STK DC, LLC (“STK DC”), STK Orlando, LLC ("STK Orlando"), STK Chicago, LLC ("STK Chicago"), TOG Biscayne, LLC ("TOG Biscayne"), STK Westwood, LLC ("STK Westwood"), STK Denver, LLC ("STK Denver"), STK Texas Holdings, LLC ("Texas Holdings"), STK Texas Holdings II, LLC ("Texas Holdings II"), STK Dallas, LLC ("STK Dallas"), STK Rebel Austin, LLC ("STK Austin"), STK Rebel San Diego, LLC ("STK San Diego"), STK Rooftop San Diego, LLC ("STK Rooftop San Diego"), 9401415 Canada Ltd. ("9401415 Canada"), STK Rebel (Edinburgh) Limited ("STK Edinburgh"), and STK Ibiza, LLC ("STK Ibiza"), The ONE Group - MENA, LLC, The ONE Group - STK PR, LLC. The entities are collectively referred to herein as the “Company” or “Companies,” as appropriate, and are consolidated on the basis of common ownership and control. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:
The Company is a hospitality company that develops and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. As of December 31, 2016, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and one restaurant operated under a licensing agreement, including 14 STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is operated under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

ONE Group is a limited liability company (“LLC”) formed on December 3, 2004 under the laws of the State of Delaware. ONE Group is a management company, as well as holds a majority interest in the entities noted above. As per the LLC Operating Agreement of ONE Group, such LLC is set to expire on December 31, 2099.

Little West 12th is an LLC formed on February 28, 2005 under the laws of the State of Delaware. Little West 12th, which commenced operations on September 8, 2006, operates a restaurant known as STK located in New York, New York. As per the LLC Operating Agreement of Little West 12th, such LLC is set to expire on December 31, 2099. As of December 31, 2016 and December 31, 2015, ONE Group has a 61.22% interest in this entity.

Bridge is an LLC formed on January 4, 2005 under the laws of the State of California. Bridge operated a restaurant known as STK located on La Cienega Boulevard in Los Angeles, California. STK commenced operations on February 24, 2008 and ceased operations as an STK in June 2015. The lease was terminated at this location in October 2016. Coco de Ville, a bar and lounge located in the same building, commenced operations on May 13, 2008. On January 15, 2011, Coco de Ville ceased operations. As per the LLC Operating Agreement of Bridge, such LLC is set to expire on December 31, 2057. As of December 31, 2016 and December 31, 2015, STK-LA has a 77% interest in this entity.

STK-LA, which is wholly-owned by ONE Group, is an LLC formed on May 31, 2007 under the laws of the State of New York. STK-LA has a 77% interest in Bridge. As per the LLC Operating Agreement of STK-LA, such LLC is set to expire on December 31, 2099.

WSATOG is an LLC formed on October 18, 2007 under the laws of the State of Delaware. WSATOG is a holding company that owns 100% of Miami Services and STK Miami. As per the LLC Operating Agreement of WSATOG, such LLC is set to exist in perpetuity. As of December 31, 2016 and December 31, 2015, ONE group has a 100% interest in this entity.

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

Basement Manager is an LLC formed on January 12, 2006 under the laws of the State of New York. Basement Manager, which commenced operations on August 25, 2006, operated a nightclub known as Tenjune located in New York, New York. In 2014, Tenjune ceased operations. As per the LLC Operating Agreement of Basement Manager, such LLC is set to expire on December 31, 2099. As of December 31, 2016 and December 31, 2015, Little West 12th has a 100% interest in this entity.

JEC II is an LLC formed on May 28, 2003 under the laws of the State of New York. JEC II, which commenced operations on December 2, 2003, operated a restaurant known as One Restaurant located in New York, New York. In 2010, JEC II changed its concept and name of the restaurant to The Collective. On June 11, 2011, JEC II ceased operations. As per the LLC Operating Agreement of JEC II, such LLC is set to expire on December 31, 2099. As of December 31, 2016 and December 31, 2015, the ONE Group has a 96.14% interest in this entity.

One Marks is an LLC formed on December 7, 2004 under the laws of the State of Delaware to hold the “One” trademark. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 95.09% interest in this entity.

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

Midtown Holdings is an LLC formed on February 9, 2010 under the laws of the State of New York. Midtown Holdings owns 100% of STK Midtown and STKOUT Midtown. As per the LLC Operating Agreement of Midtown Holdings, such LLC is set to expire on December 31, 2099. As of December 31, 2016 and December 31, 2015 ONE Group has a 100% interest in this entity.

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

Asellina Marks is an LLC formed on December 5, 2011 under the laws of the State of Delaware to hold the “Asellina” and "Cucina Asellina" trademarks. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 50% interest in and control of this entity.

Xi Shi Las Vegas, which is wholly-owned by ONE Group, is an LLC formed on August 14, 2012 under the laws of the State of Nevada. Xi Shi Las Vegas was originally expected to commence operations in 2014 in Las Vegas, Nevada, but a determination was made in 2014 to not open Xi Shi.

TOG UK was formed on July 6, 2010 under the laws of the United Kingdom. TOG UK is a holding company that owns 100% of TOG Aldwych, CA Aldwych and Hip Hospitality UK. On October 10, 2013 ONE Group executed a Transfer Agreement in which it purchased the remaining 49.99% interest in TOG UK from the previous minority stockholders in exchange for membership interest in ONE Group. As of December 31, 2016 and December 31, 2015 ONE group has a 100% interest in this entity.

Hip Hospitality UK was formed on May 13, 2010 under the laws of the United Kingdom. Hip Hospitality UK is a management company that manages and operates the food and beverage operations in the Hippodrome Casino in London. Operations in the casino commenced in 2012. As of December 31, 2016 and December 31, 2015 TOG UK has a 100% interest in this entity.

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

BBCLV is an LLC formed on March 8, 2012 under the laws of the State of Nevada. BBCLV commenced operations on October 31, 2012 and operated a restaurant known as Bagatelle in Las Vegas, Nevada. As of December 31, 2016 and December 31, 2015, ONE Group has an 86.06% interest in this entity. In July 2013, BBCLV ceased operations.

STK DC, which is wholly-owned by ONE Group, is an LLC formed on November 20, 2012 under the laws of the State of Delaware. STK DC operates a restaurant known as STK in Washington, D.C. STK commenced operations on April 25, 2014. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 93.5% interest in this entity. In December 2016 STK DC ceased operations and the lease for this location was terminated.

STK Orlando, which is wholly-owned by ONE Group, is an LLC formed on October 3, 2013 under the laws of the State of Florida. STK Orlando operates a restaurant known as STK in Orlando, Florida. STK commenced operations on May 25, 2016. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 100% interest in this entity.

TOG Biscayne, which is wholly-owned by ONE Group, is an LLC formed on January 3, 2014 under the laws of the State of Florida. TOG Biscayne is a management company that manages and operates the food and beverage operations of the ME Hotel in Miami, Florida. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 100% interest in this entity.

STK Chicago, which is wholly-owned by ONE Group, is an LLC formed on June 3, 2014 under the laws of the State of Illinois. STK Chicago operates a restaurant known as STK in Chicago, Illinois. STK Chicago commenced operations on October 1, 2015. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 100% interest in this entity.

STK Westwood, which is wholly-owned by ONE Group, is an LLC formed on August 20, 2014 under the laws of the State of California. STK Westwood operates the food and beverage operations and a restaurant known as STK, in the W Hotel in Los Angeles, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 100% interest in this entity.

STK Denver, which is wholly-owned by ONE Group, is an LLC formed on October 20, 2014 under the laws of the State of Colorado. STK Denver operates a restaurant known as STK in Denver, Colorado. STK Denver commenced operations on January 17, 2017. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and December 31, 2015, ONE Group has a 100% interest in this entity.

Texas Holdings, which is wholly-owned by ONE Group, is an LLC formed on August 24, 2015 under the laws of the State of Delaware. Texas Holdings owns 100% of Texas Holdings II. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016, ONE Group has a 100% interest in this entity.

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

STK San Diego, which is wholly-owned by ONE Group, is an LLC formed on May 18, 2015 under the laws of the State of California. STK San Diego will operate a restaurant known as STK in the Andaz Hotel in San Diego, California. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and 2015, ONE Group has a 100% interest in this entity.

STK Rooftop San Diego, which is wholly-owned by ONE Group, is an LLC formed on May 18, 2015 under the laws of the State of California. STK Rooftop San Diego operates a rooftop restaurant, lounge and bar known as STK Rooftop in the Andaz Hotel in San Diego, California. STK Rooftop San Diego commenced operations in September 2016. It is management’s intent that such LLC will continue in existence in perpetuity. As of December 31, 2016 and 2015, ONE Group has a 100% interest in this entity.

9401415 Canada was formed on August 10, 2015 under the laws of Canada. 9401415 Canada manages a restaurant known as STK in Toronto, Canada. STK Toronto commenced operations on September 30, 2016. As of December 31, 2016, ONE Group has a 100% interest in this entity.

STK Rebel Edinburgh, which is wholly-owned by TOG UK, was formed on June 12, 2015 under the laws of the United Kingdom. STK Edinburgh was to operate a restaurant known as STK in Edinburgh, Scotland. This entity was put into liquidation in February 2017 and will not open an STK.

The ONE Group-MENA, LLC, which is wholly-owned by ONE Group, is an LLC formed on August 20, 2015 under the laws of the State of Delaware. The ONE Group-MENA, LLC entered into a license agreement to grant a license to the licensee to open and operate up to three STK restaurants in Abu Dhabi and Dubai. It is management's intent that such LLC will continue to exist in perpetuity. As of December 31, 2016, ONE Group has a 100% interest in this entity.

STK Ibiza which is wholly-owned by ONE Group, is an LLC formed on September 3, 2015 under the laws of the State of Delaware. STK Ibiza entered into a license agreement to grant a license to the licensee to open and operate an STK restaurant in the Ibiza Corso Hotel and Spa at Marina Botafoch in Ibiza Town, Spain. STK Ibiza commenced operations in July 2016. It is management's intent that such LLC will continue to exist in perpetuity. As of December 31, 2016 and 2015, ONE Group has a 100% interest in this entity.

The ONE Group-STKPR, LLC, which is wholly-owned by ONE Group, is an LLC formed on March 29, 2016 under the laws of the State of Delaware. The ONE Group-STKPR, LLC entered into a license agreement to grant a license to the licensee to open and operate an STK restaurant and beach venue in Puerto Rico. It is management's intent that such LLC will continue to exist in perpetuity. As of December 31, 2016, ONE Group has a 100% interest in this entity.

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

The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable

Fair value of financial instruments:
The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying values of the term loan, promissory notes and borrowings from equipment financing approximate their fair values since the terms of these instruments have been recently negotiated.

Cash and cash equivalents:
The Company’s cash and cash equivalents are defined as cash and short-term highly liquid investments with an original maturity of three months or less from the date of purchase. The Company’s cash and cash equivalents consist of cash in banks as of December 31, 2016 and 2015.

Concentrations of credit risk:
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable, which include credit card receivables. At times, the Company’s cash may exceed federally insured limits. At December 31, 2016 and 2015, the Company has cash balances in excess of federally insured limits in the amount of approximately $789,157 and $897,383, respectively. Concentrations of credit risk with respect to credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

Our STK locations in New York and Las Vegas represented approximately 9% (Downtown), 9% (Midtown) and 17% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 11% of our total revenues (both owned and managed properties) for the year ended December 31, 2016.

Our STK locations in New York and Las Vegas represented approximately 10% (Downtown), 9% (Midtown) and 17% (Las Vegas) and our food and beverage operations at the ME Hotel in London represented approximately 15% of our total revenues (both owned and managed properties) for the year ended December 31, 2015.

The Company closely monitors the extension of credit to its noncredit card customers while maintaining allowances for potential credit losses, if required. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if required, based on a history of past write-offs and collections and current credit considerations. The allowance for uncollectible accounts receivable totaled $0 at December 31, 2016 and 2015. The determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

Noncontrolling interest:
Noncontrolling interest related to the Company’s ownership interests of less than 100% is reported as noncontrolling interest in the consolidated balance sheets. The noncontrolling interest in the Company’s earnings is reported as net income attributable to the noncontrolling interest in the consolidated statements of operations and comprehensive income.

Foreign currency translation:
Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or (losses) are recorded in Accumulated Other Comprehensive Income in Stockholders' Equity and amounted to $(1,123,568) and $(189,687) during December 31, 2016 and 2015.

Accounts receivable:
Accounts receivable is primarily comprised of normal business receivables such as credit card receivables, management and incentive fees and other reimbursable amounts due from hotel operators where the Company has a location, and are recorded when the products or services have been delivered or rendered at the invoiced amounts.

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

Impairment of long-lived assets:
The Company evaluates long-lived assets for impairment when facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual venue asset group level. The Company first compares the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, the Company measures an impairment loss based on the asset’s estimated fair value. The fair value of a venue’s assets is estimated using a discounted cash flow model based on internal projections and taking into consideration the view of a market participant. The estimate of cash flows is based on, among other things, certain assumptions about expected future operating performance. Factors considered during the impairment evaluation include factors related to actual operating cash flows, the period of time since a venue has been opened or remodeled and the maturity of the relevant market. In 2015 the Company recorded an impairment charge of $3.0 million.

Deferred rent:
Deferred rent represents the net amount of the excess of recognized rent expense over scheduled lease payments and recognized sublease rental income over sublease receipts. Deferred rent also includes the landlord’s contribution towards construction (lease incentive), that will be amortized over the lease term. For rent expense, the Company straight lines the expense.

Pre-opening expenses:
Costs of pre-opening activities related to company-owned restaurants are expensed as incurred.

Revenue recognition:
Revenue consists of restaurant sales, management, incentive, license and royalty fee revenues. The Company records   discounts, such as management meals and employee meals as an expense as part of unit operating expenses on our statement of operations the total amounts were $308,000 and $273,000 for the years ended December 31, 2016 and 2015, respectively.

The Company recognizes restaurant revenues when goods and services are provided. Revenue for management services (inclusive of incentive fees) are recognized when services are performed or earned and fees are earned. Royalty fees are recognized as revenue in the period the licensed restaurants’ revenues are earned.

Royalties from the license are based on a percentage of venue revenue and are recognized in the same period as the related sales occur.

Deferred revenue:
Deferred revenue represents gift certificates outstanding and deposits on parties. The Company recognizes this revenue when the gift certificates are redeemed and/or the parties are held.

For license deals, the Company charges an entry fee ("Entry Fee") for providing operational materials, design and development planning, and functional training courses. The Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets and is recognized as revenue over the life of the license agreement.

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

The Company accounts for income taxes in accordance with FASB ASC 740 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. After an evaluation of the realizability of the Company’s deferred tax assets, the Company recorded a full valuation allowance of $12.0 million on its US deferred tax assets in 2016. See Note 10, “Incomes Taxes,” for a further discussion of the Company’s provision for income taxes.

The Company has no unrecognized tax benefits at December 31, 2016 and 2015.

The Company recognizes interest and penalties associated with uncertain tax positions as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising expense included in continuing operations amounted to $3.2 million and $2.4 million in 2016 and 2015, respectively.

Stock-based compensation:
Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized as an expense, on a straight line basis, net of estimated forfeitures, over their respective vesting periods.

Comprehensive income (loss):
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. The amount of other comprehensive income (loss) related to the foreign currency adjustment amounted to $(1.1) million and ($189,687) as of December 31, 2016 and 2015, respectively.

Net income (loss) per share:
Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At December 31, 2016 and 2015, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share, as the exercise price of such options were out of the money and therefore equivalent shares would have an anti-dilutive effect.

Recent accounting pronouncements
In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which is effective for the fiscal years beginning after December 15, 2015. ASU 2015-03 simplifies financial reporting by eliminating the different presentation requirements for debt issuance costs and debt discounts or premiums. The Company has adopted this standard retrospectively as of December 31, 2016.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance, which is part of the Board’s simplification initiative, also contains two practical expedients under which nonpublic entities can use a simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We adopted the provisions of ASU 2016-09 during the fourth quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet selected the transition method. The Company anticipates assigning internal resources to assist with the evaluation and implementation of the new standard, and will continue to provide updates during 2017.
In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The ASU was effective for us as of December 31, 2016.

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

Note 3 - Inventory:
Inventory consists of the following:

	At December 31,
	2016	2015
Food	$209,319	$208,452
Beverages	1,099,532	943,667
Totals	$1,308,851	$1,152,119

Note 4 – Other current assets:
Other current assets consisted of the following:

	At December 31,
	2016	2015
Prepaid taxes	$212,252	$706,650
Landlord receivable	678,604	1,476,502
Prepaid expenses	537,891	1,171,488
Other	383,040	204,413
Totals	$1,811,787	$3,559,053

Note 5 - Property and equipment, net.

Property and equipment, net consist of the following:

	At December 31,
	2016	2015
Furniture, fixtures and equipment	$9,543,573	$7,576,125
Leasehold improvements	36,147,135	24,365,576
Less accumulated depreciation and amortization	15,809,101	13,188,872
	29,881,607	18,752,829
Construction in progress	5,579,510	7,967,181
Restaurant supplies	1,354,122	1,232,317
Totals	$36,815,239	$27,952,327

Depreciation and amortization related to property and equipment included in continuing operations amounted to $2,647,333 and $2,191,450 in the years ended December 31, 2016 and 2015, respectively.

Furniture, fixtures and equipment includes $684,983 and $300,734, respectively at December 31, 2016 and 2015, of assets not yet put into service at our locations under construction.

In 2016, the Company liquidated STK Edinburgh and accordingly, wrote-off $1,117,131 in capital assets and the related liabilities of $1,021,358, resulting in an impairment charge of $95,773.

At December 31, 2015, the Company took an impairment charge on the assets of our STK in Washington DC and the remaining assets of the shuttered STKOUT Midtown and BBCLV and wrote off gross assets of $3,452,206 and accumulated depreciation of $476,462.

Note 6 – Accrued expenses:
Accrued expenses consisted of the following:

	At December 31,
	2016	2015
Sales tax payable	$1,386,499	$1,045,195
Payroll and related	730,615	661,761
Income taxes payable	144,452	—
Due to hotels	1,327,026	1,396,776
Rent	320,854	—
Legal	704,190	947,054
Insurance	150,000	—
Other	786,002	584,798
Totals	$5,549,638	$4,635,584

Note 7 - Long term debt:

Long term debt consists of the following:

	At December 31,
	2016	2015

Term Loan Agreements	$9,485,000	$11,980,000
Equipment Financing Agreement	1,421,033	656,763
Promissory notes, net	6,250,000	—
	17,156,033	12,636,763
Less: Current portion of Long Term Debt	3,153,666	2,680,116
Discount on warrants, net	834,500	—
Long Term Debt, net of Current Portion	13,167,867	9,956,647

Future minimum loan payments:
2017	$3,153,333
2018	3,180,798
2019	3,199,385
2020	1,264,790
2021	6,357,727
Thereafter	—
Total	$17,156,033

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing Credit Agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company will make sixty (60) consecutive monthly installments of $124,583 plus interest that will accrue at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan agreement at December 31, 2016 and 2015 was $4,485,000 and $5,980,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. Commencing on April 1, 2016 the Company will pay fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at December 31, 2016 and December 31, 2015 was $5,000,000 and $6,000,000, respectively.

The Term Loan Agreement and the Second Term Loan Agreement contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. We were in compliance with all of our financial covenants under the Term Loan Agreement and the Second Term Loan Agreement as of December 31, 2016, except for the tangible net worth covenant. On March 30, 2017, we were issued a waiver for this covenant as of December 31, 2016. In addition, BankUnited, N.A. agreed to adjust the definition of the covenant to exclude deferred tax valuation allowance increases or decreases until the maturity dates of the Term Loans. We believe based on current projections and the adjusted covenant definition that we will continue to comply with such covenants in 2017.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment in our STKs in Orlando and Chicago and bears interest at a rate of 5% per annum. Our obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015. At December 31, 2016, the amount outstanding under the Agreement was approximately $751,000 and payments of $185,000 were made for the twelve months ended December 31, 2016.

On June 27, 2016 the Company entered into a $1,000,000 loan agreement with the Ontario Noteholder through the Ontario Note. In consideration of the loan amount, the Ontario Noteholder received the Ontario Warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10.0% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At December 31, 2016, the amount outstanding under the Ontario Note was $1.0 million.

On August 11, 2016 the Company entered into a $3,000,000 loan agreement with Anson though the Anson August Note. In consideration of the loan amount, Anson received the Anson August Warrant to purchase 300,000 shares of common stock of the Company at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $380,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At December 31, 2016, the amount outstanding under the Anson August Note was $3.0 million.

On August 16, 2016, the Company entered into a $712,187 Equipment Finance Agreement (the " 2nd Agreement") with Sterling National Bank. The 2nd Agreement covers certain equipment at our STKs that are under construction in San Diego, Denver and at our STK in Orlando. This 2nd Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the 2nd Agreement are secured by the equipment purchased with proceeds of the 2nd Agreement. The 2nd Agreement calls for sixty (60) monthly payments of $13,769 including interest commencing September 1, 2016. At December 31, 2016, the amount outstanding under the 2nd Agreement was approximately $670,000 and payments of $42,000 were made for the twelve months ended December 31, 2016.

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

The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. The fair value of the Anson October Warrant of $400,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson October Note. The Company used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date.

Interest expense incurred related to these agreements, excluding the amortization of debt discount, amounted to $833,000 and $416,000 for the years December 31, 2016 and 2015, respectively. Capitalized interest amounted to $466,000 and $381,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the issued letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 8 - Nonconsolidated variable interest entities:
Accounting principles generally accepted in the United States of America provide a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. At December 31, 2016 and 2015, the Company held the following investments in VIE's which are all accounted for under the equity method as the Company concluded that it is not the primary beneficiary but is able to exercise significant influence over these entities:

	At December 31,
	2016	2015
Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)	$6,569	$7,364
Bagatelle Little West 12th, LLC ( “Bagatelle NY”)	2,552,687	2,357,927
Bagatelle La Cienega, LLC (“Bagatelle LA”)	—	—
One 29 Park, LLC	506,301	545,071
Totals	$3,065,557	$2,910,362

Equity in income of investee companies	$674,289	$1,038,854

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of December 31, 2016 and 2015. The Company holds a 5.23% direct ownership over

Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of December 31, 2016 and 2015. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of December 31, 2016 and 2015. The Company holds a 10% direct ownership in One 29 Park as of December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, the Company provided no explicit or implicit financial or other support to these entities that were not previously contractually required.

In addition to the amounts presented above, receivables included in due from related parties, net in the balance sheet of $467,702, as of December 31, 2016 represent maximum exposure to loss.

The summarized financial data at December 31, 2016 and 2015, of these investments is presented below:

	Bagatelle Investors	Bagatelle NY	Bagatelle LA	One 29 Park, LLC

December 31, 2016

Current assets	$160,858	$2,743,161	$18,249	$2,551,585
Non-current assets	$328,745	$1,831,906	$393,934	$1,366,194
Current liabilities	$57,143	$1,088,766	$2,024,841	$1,379,743
Non-current liabilities	$—	$188,032	$7,418	$—

Revenues	$—	$13,569,513	$1,080,249	$8,418,929
Gross profit	$—	$10,147,373	$815,404	$6,729,996
Income (loss) from continuing operations	$208,705	$1,506,948	$(502,366)	$(384,412)
Net income (loss)	$208,745	$1,506,948	$(502,366)	$(387,705)

December 31, 2015

Current assets	$150,527	$1,804,376	$128,009	$2,594,270
Non-current assets	$352,376	$2,022,934	$434,567	$1,242,770
Current liabilities	$67,867	$808,599	$1,661,077	$911,236
Non-current liabilities	$—	$199,807	$19,209	$—

Revenues	$—	$13,521,968	$2,277,738	$9,254,962
Gross profit	$—	$10,061,406	$1,806,393	$7,486,609
Income from continuing operations	$346,420	$1,994,781	$(310,393)	$95,082
Net income	$346,420	$1,994,781	$(310,393)	$91,251

Note 9 - Related party transactions:

Due from related parties consists of amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of December 31, 2016 and 2015, these advances amounted to $415,773 and $1,337,356, respectively. Also included are amounts due to non-employee directors. Non-employee directors receive $40,000 per annum and directors who serve as chairman of committees earn an additional $10,000 per annum for such services.

The Company incurred approximately $57,000 and $432,000 in 2016 and 2015, respectively, for design services at the various restaurants to an entity owned by one of the stockholders. Included in due from related parties, net at December 31, 2016 and 2015 is a balance due to this entity of approximately $22,000 and $0, respectively.

The Company incurred approximately $440,000 and $547,000 in 2016 and 2015, respectively, for legal fees to an entity owned by one of the stockholders. Included in due from related parties, net at December 31, 2016 and 2015 is a balance due to this entity of approximately $240,000 and $105,000, respectively. The Company also received rental income for an office space sublease to this entity of $188,000 and $155,000 for the years ended December 31, 2016 and 2015, respectively, and there were no receivables outstanding at December 31, 2016 and 2015.

 The Company incurred approximately $5.9 million and $12.2 million in 2016 and 2015, respectively, for construction services to an entity owned by one of the Company’s employees. Included in prepaid and other current assets are construction related deposits paid to this entity amounting to $250,000 as of December 31, 2016 and 2015. Included in due from related parties, net at December 31, 2016 and 2015 is a balance due to this entity of approximately $11,000 and $0, respectively.

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

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Bridge ceased operations in 2015. Management fees amounted to $0 and $39,675 in 2016 and 2015, respectively. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542.

The Company received approximately $1.2 million as proceeds from the exercise of warrants that were a part of the TOG Liquidation Trust. Included in due to related parties, long term at December 31, 2016 is a balance due to the Liquidation Trust of $1.2 million. The TOG Liquidating Trust (“Trust”) was a trust set up to hold warrants which were previously issued and outstanding to members of The One Group LLC prior to the Merger with Committed Capital Acquisition Corp. ("CCAC") in order to hold the shares that were underlying the warrants. When warrants were exercised the proceeds from the exercise of the warrants were recorded into the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires.

Note 10 - Income taxes:

The components of "income (loss) before income taxes" for the periods were as follows:

	Year ended
	December 31, 2016	December 31, 2015
Loss from continuing operations before provision for income taxes
Domestic	$(5,769,069)	$(2,077,455)
Foreign	(224,798)	(135,337)

Total	$(5,993,867)	$(2,212,792)

The components of our "provision (benefit) for income taxes" consist of the following:

	Year Ended
	December 31, 2016	December 31, 2015
Current tax expense:
Federal	$—	$—
State and local	61,920	533,815
Foreign	259,987	207,952
Total current tax expense	321,907	741,767
Deferred tax expense (benefit):
Federal	7,654,364	(7,631,243)
State and local	2,393,893	(2,376,233)
Foreign	(252)	(50,778)
Total deferred tax expense (benefit)	10,048,005	(10,058,254)
Total income tax expense (benefit)	$10,369,912	$(9,316,487)

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes from continuing operations is reconciled as follows:

	Year ended
	December 31, 2016		December 31, 2015
Income tax benefit at federal statutory rate	$(2,037,915)	34.0%	$(752,349)	34.0%
State and local taxes – current	30,951	(0.5)%	42,227	(1.9)%
State and local taxes (benefits) – deferred	(746,820)	12.5%	(574,273)	26.0%
FICA tip credit	(430,360)	7.2%	(495,254)	22.4%
Foreign rate differential	(42,418)	0.7%	19,500	(0.9)%
Foreign tax - unrepatriated earnings	784,999	(13.10)%	—	—%
Change in valuation allowance	12,029,957	(200.7)%	(7,707,333)	348.3%
Other items, net	781,518	(13.1)%	150,995	(6.8)%
Total income tax expense	$10,369,912	(173.0)%	$(9,316,487)	421.1%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss (excluding derivative income) incurred over the three-year period ended December 31, 2016. Such objective evidence is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which included the recent decline in operating profits during the fourth quarter when compared to the fourth quarter of prior years, the Company believes it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $12,029,957 has been recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

	Year ended
	December 31, 2016	December 31, 2015
Deferred tax assets:
Deferred rent liabilities	$3,744,188	$4,027,504
Lease incentives	1,565,606	508,351
Stock compensation	744,701	563,582
FICA tip credit carryforward	2,065,680	1,421,757
Net operating loss	6,246,404	1,899,676
Goodwill	2,861,663	3,258,403
Derivative expense	—	42,899
Inventory	10,200	9,789
Charitable contributions carryforward	30,283	6,131
Foreign tax credit carryforward	384,239	109,957
Deferred revenue	477,895	471,710
State and local tax credit carryforward	305,675	243,508

Total deferred tax assets	18,436,534	12,563,267

Deferred tax liabilities:
Depreciation and amortization	(5,321,194)	(2,352,575)
Basis in LLC interest	(20,353)	(117,020)
Unremitted foreign earnings	(784,999)	—
ASC 740-10 liability	(229,000)	—
Total deferred tax liabilities	(6,355,546)	(2,469,595)

Valuation allowance	(12,029,957)	—

Net deferred tax assets	$51,031	$10,093,672

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB guidance which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. As of December 31, 2016, the Company has an uncertain tax position for which it has established a $229,000 deferred tax liability. As of December 31, 2015, the Company had no uncertain tax position. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense.

The Company’s U.S. federal, state and local income tax returns prior to fiscal year 2013 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s foreign income tax returns prior to fiscal year 2014 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

As of December 31, 2016, Company has unremitted foreign earnings of $1,921,193. The Company considered the unremitted foreign earnings to be indefinitely reinvested and thus did not calculate the deferred income tax liability as of December 31, 2015. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to domestic income taxes, offset (in whole or in part) by foreign tax credits, related to income and withholding taxes payable to the various foreign countries. In 2016, the Company has changed its plans with respect to the permanent reinvestment of unremitted earnings and accordingly, has established a deferred tax liability of $784,999 and a corresponding deferred tax asset of $384,239 for the foreign tax credits as of December 31, 2016.

As of December 31, 2016, the Company has federal, state and foreign income tax net operating loss (NOL) carryforwards of $15,196,296, $12,068,283 and $418,634.  The federal and state net operating loss will expire at various dates from 2026 to 2036. The foreign net operating losses can be carried forward indefinitely.

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

The Company estimated the fair value of the derivative liability based on the period of time between the balance sheet date and the exercise date and the possibility of exercise. The warrants expired on February 27, 2016 and the remaining liability balance of $100,000 was reversed into income on the statement of operations.

The Company recorded $100,000 and $6,141,000 of derivative income for the years ended December 31, 2016 and 2015, respectively.

Note 12 - Commitments and contingencies:
Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental payments under the leases and minimum future rental receipts per the sublease in five years subsequent to 2016 and thereafter are as follows:

Year Ending			Net
December 31,	Payments	Receipts	Amount
2017	$7,465,714	$(687,687)	$6,778,027
2018	7,554,444	(708,496)	6,845,948
2019	7,613,432	(729,751)	6,883,681
2020	7,853,932	(705,284)	7,148,648
2021	7,376,633	(144,000)	7,232,633
Thereafter	89,682,674	—	89,682,674
Total	$127,546,829	$(2,975,218)	$124,571,611

Rent expense (including percentage rent of $788,250 and $369,126), included in continuing operations, was $4,504,897 and $4,909,851 in 2016 and 2015, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $782,629 and $795,895 in 2016 and 2015, respectively, related to subleases with related and unrelated parties which expires through 2021.

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

License and management fees:
Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC is obligated to pay management fees equal to 2% of revenues to a member for the life of the lease. Management fees amounted to $39,675 in 2015. Included in accounts payable at December 31, 2015 are amounts due for management fees of $542. Operations for this STK ceased in June 2015 and the lease was terminated in October 2016.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). Management fees amounted to $4,478,632 and $4,628,231 in 2016 and 2015, respectively.

In July 2009, One 29 Park Management entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $512,454 and $576,401 in 2016 and 2015, respectively. Included in due from related parties, net at December 31, 2016 and 2015 are amounts due for management fees and reimbursable expenses of $387,862 and $398,607, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the food and beverage operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $551,423 and $602,049 in 2016 and 2015, respectively. Included in accounts receivable at December 31, 2016 and 2015 are amounts due for management fees and reimbursable expenses of $117,576 and $443,989, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations and an additional incentive fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management and incentive fees amounted to $1,869,372 and $1,532,026 in 2016 and 2015, respectively. Included in accounts receivable at December 31, 2016 and 2015 are amounts due for management and incentive fees of $520,649 and $449,874, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from food and beverages operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations. The restaurant ceased operations in 2016, costs relating to the closing were netted against management fees. Management fees amounted to $20,485 and $117,105 in 2016 and 2015, respectively. Included in accounts receivable at December 31, 2015 are amounts due for management fees of $74,546. Included in accrued expenses at December 31, 2016 are amounts due to the ME Hotel for the shortfall in the operators preferred return which represented the minimum annual guaranteed amount owed to the ME Hotel in 2016 of $276,394.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. TOG Milan commenced operations in May 2015. In addition, TOG Milan is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from food and beverages operations. Management fees amounted to $304,970 and $250,211 in 2016 and 2015, respectively. Included in accounts receivable at December 31, 2016 and 2015 are amounts due for management fees of $43,401 and $116,342, respectively. Operators preferred return of $127,765 and $408,511, respectively, is due to the ME Hotel at December 31, 2016 and 2015.

In October 2015, STK Ibiza entered into a license agreement with Foxhold Holdings Limited to develop and operate a restaurant under the STK brand in the Ibiza Hotel and Spa at Marina Botafoch in Ibiza Town, Spain. STK Ibiza received an Entry Fee in the amount of 1,025,000 euros. $1,014,414 and $1,044,592 of the Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. In addition, STK Ibiza receives royalty fees equal to 8% of the net turnover from the restaurant. The restaurant commenced operations in July 2016. The license agreement expires in 2026, with the option of one 10-year extension if certain renewal conditions are satisfied.

In May 2016, The ONE Group-STKPR, LLC entered into a license agreement with Condado Duo Vanderbi SPV, LLC to develop and operate a restaurant and a beach venue under the STK brand at the Vanderbilt hotel in San Juan, Puerto Rico. The One Group-STKPR, LLC shall receive a$250,000 Entry Fee. The One Group-STKPR, LLC will also receive royalty fees equal to 5% of the gross revenues generated by the restaurant, 2% of the first $1.8 million of annual gross revenues, from the beach venue and 5% of annual gross revenue, from the beach venue in excess of $1.8 million. The license agreement expires in 2026 with one five-year extension if certain financial goals are met. The restaurant and beach venue are expected to open in 2017.

In November 2016, The ONE Group-MENA, LLC entered into a license agreement with Horizon Hospitality Holdings Limited to develop and operate up to three restaurants under the STK brand in Dubai and Abu Dhabi. The ONE Group-MENA, LLC shall receive a $600,000 Entry Fee. The ONE Group-MENA, LLC will also receive $250,000 for each STK location opened and royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the tenth anniversary of the opening of the first restaurant with one ten-year renewal option.

Note 13 - Retirement plan:
Effective January 1, 2012, the Company maintains a profit-sharing plan covering all eligible employees in accordance with Section 401(k) of the Internal Revenue Code. The plan is funded by employee and employer contributions. Employer contributions to the plan are at the discretion of the Company. There were no employer contributions in 2016 and 2015.

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

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's consolidated balance sheets as of December 31, 2016 and 2015.

	As of December 31,
	2016	2015

Cash and cash equivalents	$—	$787
Accounts receivable	—	—
Inventory	—	—
Prepaid expenses and other current assets	47,376	47,376
Assets of discontinued operations - current	47,376	48,163
Property and equipment, net	—	—
Security deposits	75,000	75,000
Assets of discontinued operations - long term	75,000	75,000
Accounts payable and accrued liabilities	495,248	409,108
Liabilities of discontinued operations - current	495,248	409,108
Net assets	$(372,872)	$(285,945)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015
Revenue	$—	$—
Costs and expenses	92,090	2,476

Net loss from discontinued operations, net of tax	$(92,090)	$(2,476)

Note 16 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 17 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2016 and 2015, there were 25,050,628 and 24,972,515 outstanding shares of Common Stock and no outstanding shares of preferred stock. As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

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

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4 million in gross proceeds. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. The Company received net proceeds of approximately $3.8 million following the deduction of expenses. The Company used the net proceeds from the Rights Offering to primarily fund the planned development of future STK restaurants.

At the closing of the Merger, the Company issued 59,000 shares of restricted stock to the directors as a bonus in consideration of services provided in connection with the Merger.

Note 18 - Stock-based compensation:
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

There were no options granted during 2015. During 2016, the Company granted the following options which vest over time except where noted:

Date	Number of shares		Exercise price
April 1	250,000	(1)	$2.83
April 8	1,000,000	(2)	$2.73
September 6	30,000		$2.61
September 19	30,000		$2.39
Included in the above grants are the following options that vest upon the achievement of certain milestones (1) 125,000 shares and (2) 625,000 shares.

In April, 2016 the Company granted 787,500 restricted stock units to certain employees which vest in April 2021.

For the years ended December 31, 2016 and 2015 the Company recognized $837,995 and $811,658, respectively, of non-cash stock-based compensation expense related to options, restricted stock awards and unrestricted stock grants in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Included in stock based compensation for the years ended December 31, 2016 and 2015 is $160,000 of unrestricted stock granted to directors which immediately vested in in August 2016 and May 2015, respectively.

As of December 31, 2016 and 2015, there was approximately $2.4 million and $1.9 million of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.60 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

December 31,
2016
Expected life (in years)	7.45 years
Risk-free interest rate	1.41%
Volatility	37%
Dividend yield	0%

A summary of the status of time based stock option awards and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2015	1,672,578	5.05
2016 Grants	560,000	2.72

Exercised	—	—
Cancelled, expired, or forfeited	(375,566)	5.01
Outstanding at December 31, 2016	1,857,012	4.28	7.80	—
Exercisable at December 31, 2016	832,442	4.71	7.35	—

The weighted-average grant-date fair value of option awards outstanding at December 31, 2016 and 2015 was $1.65 and $1.86, respectively. The fair value of options vested at December 31, 2016 and 2015 was $1,460,228 and $918,424, respectively.

The Company also has 1,137,082 milestone based options granted to key executives outstanding at December 31, 2016, these options vest based on the achievement of company and individual objectives as set by the Board of Directors.

A summary of the status of restricted stock awards and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	—
Granted	787,500	$2.73
Cancelled, expired, or forfeited	(71,250)	$2.73
Outstanding at December 31, 2016	716,250	$2.73

Exercisable at December 31, 2016	—

Note 19 - Segment reporting:

The Company operates in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based upon a number of factors, the primary measure being profits (loss), which is defined as revenues less operating expenses, of each segment.

We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Costs not allocated to the segments include depreciation, amortization, pre-opening expenses, transaction costs, lease termination expense, professional fees and other general and administrative expenses associated with executive and corporate functions including salaries, benefits, rent and insurance. Such costs are not included in the segment's profit or loss as they are not included in the measure reviewed by the CODM. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. Our Other segment includes owned non-STK leased locations. Segment profit (loss) are revenues less owned operating expenses.

	Years ended December 31,
	2016	2015
Revenues:
STKs	$63,248,936	$52,213,149
F&B	8,465,584	7,921,584
Other	699,500	397,033
	$72,414,020	$60,531,766

Segment Profits:
STKs (1)	$6,294,742	$5,313,615
F&B	8,465,584	7,921,584
Other	525,464	(203,061)

Total segment profit	15,285,790	13,032,138

General and Administrative	11,172,764	10,711,002
Depreciation and amortization	2,647,333	2,191,450
Interest expense, net of interest income	464,165	30,380
Equity in income of investee companies	(674,289)	(1,038,854)
Other	7,669,684	3,350,952

Loss from continuing operations before provision (benefit) for income taxes	$(5,993,867)	$(2,212,792)

Capital assets, net
STKs	$36,505,741	$27,678,010
F&B	253,120	217,942
Other	56,378	56,375
Total	$36,815,239	$27,952,327

(1) For the year ended December 31, 2015 we determined that the carrying value of the net assets of our STK in Washington DC, exceeded its estimated future cash flows and a non-cash impairment charge of $2.8 million was recorded based on the difference between the carrying value of the restaurants assets and the estimated future value.

Note 20 - Geographic information:
The following table contains certain financial information by geographic location for the years ended December 31, 2016 and 2015:

	Years ended December 31,
United States:	2016	2015
Revenues – owned units	$63,948,436	$52,610,182
Management, incentive and royalty fee revenue	4,140,618	5,506,537
Net assets	3,899,627	15,167,639

Foreign:
Revenues – owned units	$—	$—
Management and development fee revenue	4,324,966	2,415,047
Net assets	3,478,911	4,437,332

Note 21 - Liquidity

During the year ended December 31, 2016, the Company incurred a net loss of $16.5 million and had a working capital deficit of $3.9 million. As of December 31, 2016, the Company's accumulated deficit was $27.8 million. Further, as of December 31, 2016, the Company's cash and cash equivalents, net of overdrafts was $918,000. We anticipate requiring additional capital in order to grow our business and fund our operating expenses. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of our consolidated financial statements, including the costs of opening currently planned restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, or warrant or option exercises. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we are unable to access necessary capital to meet our liquidity needs, we may have to delay or discontinue the expansion of our business or raise funds on terms that we may consider unfavorable.

Note 22 - Subsequent events:

On January 17, 2017 the Company announced the opening of its STK restaurant in Denver, Colorado.
On February 14, 2017 the Company announced that its wholly-owned subsidiary had entered into a licensing agreement with Katara Hospitality to open an STK restaurant at the Ritz-Carlton Hotel located in West Bay Lagoon in Doha, Qatar.
On February 17, 2017 certain of the Company’s subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein. Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.

In March 2017, our lease in Boston, Massachusetts has been terminated.