Form 10-Q
period 2017-03-31
ONE Group Hospitality, Inc.
filed 2017-05-15
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of May 15, 2017:  25,139,015.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,787,850	$1,597,782
Accounts receivable, net	5,326,175	4,959,822
Inventory	1,386,965	1,308,851
Other current assets	2,317,835	1,811,787
Due from related parties, net	708,411	415,773
Total current assets	11,527,236	10,094,015

Property and equipment, net	37,302,061	36,815,239
Investments	3,110,868	3,065,557
Deferred tax assets	51,890	51,031
Security deposits	2,210,346	2,203,837
Other assets	627,751	661,936
Total assets	$54,830,152	$52,891,615

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$1,316,115	$679,938
Long term debt, current portion	4,057,042	3,153,666
Accounts payable	6,146,020	3,761,823
Accrued expenses	4,279,913	5,549,638
Deferred license revenue	109,957	109,957
Deferred revenue	754,742	612,574
Total current liabilities	16,663,789	13,867,596

Deferred license revenue, long-term	1,550,843	1,109,635
Due to related parties, long term	1,197,375	1,197,375
Long term debt, net of current portion	12,429,710	13,167,867
Deferred rent payable	16,135,555	16,170,605
Total liabilities	47,977,272	45,513,078

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 25,050,628 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016	2,505	2,505
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016	—	—
Additional paid-in capital	37,537,582	37,384,243
Accumulated deficit	(28,164,960)	(27,763,194)
Accumulated other comprehensive loss	(1,600,129)	(1,543,951)
Total stockholders’ equity	7,774,998	8,079,603
Noncontrolling interest	(922,118)	(701,066)
Total stockholders’ equity including noncontrolling interest	6,852,880	7,378,537

Total liabilities and stockholders’ equity	$54,830,152	$52,891,615

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Owned unit net revenues	$18,112,982	$14,379,930
Management and incentive fee revenue	2,313,716	2,014,051
Total revenue	20,426,698	16,393,981

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,674,061	3,528,753
Unit operating expenses	11,507,774	9,247,655
General and administrative	2,920,897	2,683,696
Depreciation and amortization	865,870	522,639
Lease termination expense	28,161	—
Pre-opening expenses	714,342	900,186
Equity in income of investee companies	(45,311)	(82,585)
Derivative income	—	(100,000)
Interest expense, net of interest income	258,990	98,169
Other expense	11,948	225,034
Total costs and expenses	20,936,732	17,023,547

Loss from continuing operations before provision for income taxes	(510,034)	(629,566)

Income tax benefit	(16,746)	(65,951)

Loss from continuing operations	(493,288)	(563,615)

Loss (income) from discontinued operations, net of taxes	106,230	(1,835)

Net loss	(599,518)	(561,780)
Less: net loss attributable to noncontrolling interest	(197,752)	(104,877)
Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	$(295,536)	$(458,738)
Loss (income) from discontinued operations, net of taxes	106,230	(1,835)
Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)

Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)
Other comprehensive loss
Currency translation adjustment	(56,178)	(21,405)

Comprehensive loss	$(457,944)	$(478,308)
Basic and diluted loss per share:

Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$0.00	$0.00
Net loss per share attributable to The ONE Group Hospitality, Inc.	$(0.02)	$(0.02)

Shares used in computing basic and diluted loss per share	25,050,628	25,250,424

See notes to the consolidated financial statements.

6

HE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2016	25,050,628	$2,505	$37,384,243	$(27,763,194)	$(1,543,951)	$8,079,603	$(701,066)	$7,378,537

Stock based compensation expense	—	—	153,339			153,339		153,339

Distributions to noncontrolling interest						—	(23,300)	(23,300)

Loss on foreign currency translation, net					(56,178)	(56,178)		(56,178)

Net loss				(401,766)		(401,766)	(197,752)	(599,518)

Balance at March 31, 2017	25,050,628	$2,505	$37,537,582	$(28,164,960)	$(1,600,129)	$7,774,998	$(922,118)	$6,852,880

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016

Operating activities:
Net loss	$(599,518)	$(561,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	865,870	522,639
Amortization of discounts on warrants	47,312	—
Deferred rent payable	(35,050)	206,711
Deferred taxes	—	341,503
Equity in income of investee companies	(45,311)	(82,585)
Derivative income	—	(100,000)
Stock-based compensation	153,339	143,967
Changes in operating assets and liabilities:
Accounts receivable	(386,185)	(10,932)
Inventory	(78,114)	41,909
Other current assets	(506,444)	(23,041)
Due from related parties, net	(292,638)	(105,276)
Security deposits	(6,509)	(3,225)
Other assets	32,018	(259,455)
Accounts payable	2,393,846	154,037
Accrued expenses	(1,278,312)	(773,854)
Deferred revenue	583,376	129,019
Net cash provided by (used in) operating activities	847,680	(380,363)

Investing activities:
Purchase of property and equipment	(1,353,441)	(3,703,329)
Distributions from equity investees	—	105,401
Net cash used in investing activities	(1,353,441)	(3,597,928)

Financing activities:
Cash overdraft	636,177	(7,948)
Proceeds from promissory note	1,000,000	—
Repayment of term loan	(799,674)	(373,750)
Repayment of equipment financing agreement	(82,419)	(49,341)
Proceeds from rights offering	—	3,862,990
Distributions to noncontrolling interest	(23,300)	(59,085)
Net cash provided by financing activities	730,784	3,372,866

Effect of exchange rate changes on cash and cash equivalents	(34,955)	(22,782)

Net increase (decrease) in cash and cash equivalents	190,068	(628,207)
Cash and cash equivalents, beginning of period	1,597,782	1,841,872
Cash and cash equivalents, end of period	$1,787,850	$1,213,665

Supplemental disclosure of cash flow data:
Interest paid	$137,513	$175,014
Income taxes paid	$—	$108,624

Noncash investing and financing activities:
Noncash property and equipment additions	$—	$278,955

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Business and basis of presentation:

Nature of business:
The Company is a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of May 15, 2017, we owned and operated (under lease agreements) 11 and managed (under management agreements) 13 restaurants and lounges globally, including 14 STKs in major metropolitan cities in the United States, Canada and Europe (of which eight are owned, five are managed and one is under a license agreement). In addition, we provide F&B services in seven hotels and casinos, one of which is under a lease agreement and six of which are under separate management agreements.  We generate management and incentive fee revenue from those restaurants and lounges that we manage on behalf of our F&B hospitality clients.

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

Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At March 31, 2017 and 2016, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share, as the exercise price of such options were out of the money and therefore equivalent shares would have an anti-dilutive effect.

Net income (loss) per share amounts for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amounts may not equal the total.

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

Unaudited interim financial information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other interim period or other future year. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2016 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2017.

Note 2 - Liquidity

As of March 31, 2017, we had cash and cash equivalents of approximately $1.8 million. Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations . We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all.

Note 3 – Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet selected the transition method. The Company anticipates assigning internal resources to assist with the evaluation and implementation of the new standard, and will continue to provide updates during 2017.
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

Note 4 - Inventory:

Inventory consisted of the following:

	At March 31, 2017	At December 31, 2016

Food	$280,051	$209,319
Beverages	1,106,914	1,099,532
Totals	$1,386,965	$1,308,851

Note 5 – Other current assets:

Other current assets consisted of the following:

	At March 31,	At December 31,
	2017	2016

Income tax receivable	$212,252	$212,252
Landlord receivable	258,104	678,604
Prepaid expenses	677,726	537,891
Rent	624,150	68,740
Deposits	250,000	250,000
Other	295,603	64,300
Totals	$2,317,835	$1,811,787

Note 6 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At March 31, 2017	At December 31, 2016

Furniture, fixtures and equipment	$9,328,638	$9,130,469
Leasehold improvements	36,627,346	36,147,135
Less accumulated depreciation and amortization	16,629,416	15,809,101
	29,326,568	29,468,503
Construction in progress	6,472,701	5,992,614
Restaurant supplies	1,502,792	1,354,122
Total	$37,302,061	$36,815,239

Depreciation and amortization related to property and equipment included in continuing operations amounted to $865,870 and $522,639 in the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2016, the Company wrote off fully depreciated furniture, fixtures and equipment and leasehold improvements of approximately $670,000 and $1.6 million, respectively, and corresponding accumulated depreciation.

Note 7 – Accrued expenses:

Accrued expenses consisted of the following:

	At March 31, 2017	At December 31, 2016

Sales tax payable	$1,047,890	$1,386,499
Payroll and related	477,534	730,615
Income taxes payable	—	144,452
Due to hotels	1,044,200	1,327,026
Legal	275,000	704,190
Rent	569,023	320,854
Insurance	—	150,000
Interest	156,250	—
Other	710,016	786,002
Totals	$4,279,913	$5,549,638

Note 8 - Long term debt:

Long term debt consisted of the following:

	At	At
	March 31, 2017	December 31, 2016

Term Loan Agreements	$8,777,918	$9,485,000
Equipment Financing Agreements	1,340,675	1,421,033
American Express Loan	907,409	—
Promissory notes, net	6,250,000	6,250,000
	17,276,002	17,156,033
Less: Current portion of Long Term Debt	4,057,042	3,153,666
Discount on warrants, net	789,250	834,500
Long Term Debt, net of Current Portion	$12,429,710	$13,167,867

Future minimum loan payments:
2017	3,274,174
2018	3,170,310
2019	3,187,808
2020	1,280,594
2021	113,116
Thereafter	6,250,000
Total	$17,276,002

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. Our obligations under the Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Term Loan Agreement at March 31, 2017 and December 31, 2016 was $4,111,250 and $4,485,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016, the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2017, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at March 31, 2017 and December 31, 2016 was $4,666,668 and $5,000,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of March 31, 2017, and the Company believes, based on current projections that it will continue to comply with such covenants through the next four quarters following the issuance of the consolidated finanial statements.

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

On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, we also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of our common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of our common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At March 31, 2017, the amount outstanding under the Anson October Note was $2.3 million.

On February 17, 2017, certain of our subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security
Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein.
Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The loan agreement is subordinated to the Company's term loan agreements with BankUnited.The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At March 31, 2017, the amount outstanding under the Loan was approximately $907,000 and payments of $93,000 were made during the three months ended March 31, 2017.

Interest paid amounted to $137,513 and $175,014 for the three months ended March 31, 2017 and 2016, respectively. Capitalized interest amounted to $264,947 and $149,926 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the issued stand alone letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 9 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of March 31, 2017 and December 31, 2016, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At March 31, 2017 and December 31, 2016, the Company held the following equity investments:

	At March 31, 2017	At December 31, 2016

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$18,631	$6,569
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,635,496	2,552,687
One 29 Park, LLC ("One 29 Park")	456,741	506,301
Totals	$3,110,868	$3,065,557

	Three Months Ended March 31,
	2017	2016

Equity in income of investee companies	$45,311	$82,585

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24%

ownership over Bagatelle Investors as of March 31, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of March 31, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of March 31, 2017 and December 31, 2016. Bagatelle LA was closed on June 30, 2016. The Company holds a 10% direct ownership over One 29 Park as of March 31, 2017 and December 31, 2016. The Company accounts for its investment in One 29 Park under the equity method since it has the ability to exercise significant influence over the entity.

As of March 31, 2017 and December 31, 2016, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

In addition to the amounts presented above, the Company had receivables included in due from related parties, net in the consolidated balance sheets of $598,572 and $467,702 as of March 31, 2017 and December 31, 2016, respectively.

Note 10 - Related party transactions:

Due from related parties (including equity investees) includes amounts related to the Company and its related entities which arose from noninterest bearing cash advances and are expected to be repaid within the next twelve months. As of March 31, 2017 and December 31, 2016, these advances aggregated to a total of $708,411 and $415,773, respectively. Also included are amounts due to board members in connection with their quarterly fees of $47,500.

Included in due from related parties, net at March 31, 2017 and December 31, 2016 is a balance due to an entity for design services owned by one of the Company's shareholders, this entity of approximately $22,000 and $0, respectively.

The Company incurred approximately $66,000 and $84,000 for the three months ended March 31, 2017 and 2016, respectively, for legal fees to an entity owned by one of the Company’s shareholders. Included in due from related parties, net at March 31, 2017 and December 31, 2016 is a balance due to this entity of approximately $99,000 and $240,000, respectively. The Company also received rental income for an office space sublease to this entity of $48,000 and $47,000 for the three months ended March 31, 2017 and 2016, respectively, and there were no receivables outstanding from this entity at March 31, 2017 and December 31, 2016.

The Company incurred approximately $765,000 and $2.2 million for the three months ended March 31, 2017 and 2016, respectively, for construction services to an entity owned by one of the Company’s shareholders. Included in other assets are construction related deposits paid to this entity amounting to $250,000 as of March 31, 2017 and December 31, 2016. Included in due from related parties, net at March 31, 2017 and December 31, 2016 is a balance due to this entity of approximately $16,000 and $11,000, respectively.

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

Pursuant to its amended and restated operating agreement executed in June 2007, Bridge Hospitality, LLC ("Bridge") is obligated to pay management fees equal to 2% of revenues to a member for the life of the agreement. Bridge ceased operations in 2015. Included in accounts payable at December 31, 2016 are amounts due for management fees of $542.

Note 11 – Derivative liability:

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

The Company estimated the fair value of the derivative liability at each reporting period based on the period of time between the balance sheet date, the exercise date and the possibility of exercise. The Public Warrants expired on February 27, 2016 and the remaining balance of $100,000 was written off on that date.

Note 12 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for the restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to March 31, 2017 and thereafter are as follows:

Period	Payments	Receipts	Net Amount
2017	$5,596,757	$(507,436)	$5,089,321
2018	7,554,444	(690,980)	6,863,464
2019	7,613,432	(706,235)	6,907,197
2020	7,853,932	(675,768)	7,178,164
2021	7,376,633	(121,656)	7,254,977
Thereafter	89,682,674	—	89,682,674
Total	$125,677,872	$(2,702,075)	$122,975,797

Rent expense (including percentage rent of $311,356 and $83,773 for the three months ended March 31, 2017 and 2016, respectively), included in continuing operations, amounted to $1,280,016 and $1,456,623 for the three months ended March 31, 2017 and 2016, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $187,029 and $214,042 for the three months ended March 31, 2017 and 2016, respectively, related to subleases with related and unrelated parties which expire through 2021.

License and management fees:
In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $83,394 and $107,160 for the three months ended March 31, 2017 and 2016, respectively. Included in due from related parties at March 31, 2017 and December 31, 2016 are amounts due for management fees and reimbursable expenses of $214,657 and $387,862, respectively.

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. Management fees amounted to $1,464,936 and $1,276,984 for the three months ended March 31, 2017 and 2016, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $124,669 and $157,152 for the three months ended March 31, 2017 and 2016, respectively. Included in accounts receivable at March 31, 2017 and December 31, 2016 are amounts due for management fees of $52,331 and $117,576, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $200,772 and $241,492 for the three months ended March 31, 2017 and 2016, respectively. Included in accounts receivable at March 31, 2017 and December 31, 2016 are amounts due for management fees of $504,208 and $520,649, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $0 and $18,530 for the three months ended March 31, 2017 and 2016, respectively. Included in accounts receivable at March 31, 2017 and December 31, 2016 are amounts due for management fees of $5,933 and $0, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. TOG Milan commenced operations in May 2015. In addition, TOG (Milan) S.R.L. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $106,078 and $86,106 for the three months ended March 31, 2017 and 2016, respectively. Included in accounts receivable and at March 31, 2017 and December 31, 2016 are amounts due for management fees of $287,892 and $43,401, respectively.

In October 2015, STK Ibiza entered into a license agreement with Foxhold Holdings Limited to develop and operate a restaurant under the STK brand in the Ibiza Hotel and Spa at Marina Botafoch in Ibiza Town, Spain. STK Ibiza received an Entry Fee in the amount of 1,025,000 euros. $986,925 and $1,014,414 of the Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. In addition, STK Ibiza receives royalty fees equal to 8% of the net turnover from the restaurant. The restaurant commenced operations in July 2016. The license agreement expires in 2026, with the option of one 10-year extension if certain renewal conditions are satisfied.

In May 2016, The ONE Group-STKPR, LLC entered into a license agreement with Condado Duo Vanderbi SPV, LLC to develop and operate a restaurant and a beach venue under the STK brand at the Vanderbilt hotel in San Juan, Puerto Rico. The One Group-STKPR, LLC shall receive a $250,000 Entry Fee. The One Group-STKPR, LLC will also receive royalty fees equal to 5% of the gross revenues generated by the restaurant, 2% of the first $1.8 million of annual gross revenues, from the beach venue and 5% of annual gross revenue, from the beach venue in excess of $1.8 million. The license agreement expires in 2026 with one five-year extension if certain financial goals are met. The restaurant and beach venue are expected to open in 2017.

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

In February 2017, The ONE Group-Qatar Ventures, LLC entered into a license agreement with Katara Hospitality QSC to develop and operate a restaurant under the STK brand in Doha, Qatar. The ONE Group-Qatar Ventures, LLC shall receive a $250,000 Territory Fee. The ONE Group-Qatar Ventures, LLC will also receive royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the fifth anniversary of the opening of the restaurant with one five-year renewal option.

Note 13 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Other current assets	$107,630	$107,630
Assets of discontinued operations - current	107,630	107,630

Security deposits	75,000	84,904
Assets of discontinued operations - long term	75,000	84,904

Accounts payable and accrued liabilities	535,406	529,797
Liabilities of discontinued operations - current	535,406	529,797

Net assets	$(352,776)	$(337,263)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Revenue	$—	$—
Costs and Expenses	106,230	(1,835)
Net (loss) income from discontinued operations, net of taxes	$(106,230)	$1,835

Note 14 - Litigation:
The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 15 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2017 and December 31, 2016, there were 25,050,628 and 25,050,628, outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

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

As of March 31, 2017, all 1,649,512 options and 708,750 shares of restricted stock outstanding, respectively, were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

For the three months ended March 31, 2017 and 2016, the Company recognized $153,339 and $143,967, respectively, of non-cash stock-based compensation expense related to options, restricted stock awards and unrestricted stock grants in general and administrative expense in the consolidated statements of operations.

As of March 31, 2017, there was approximately $1.8 million of total unrecognized compensation cost related to unvested share-based option compensation grants, which is expected to be amortized over a weighted-average period of 2.4 years.

A summary of the status of stock option awards and changes during the three months ended March 31, 2017 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2016	1,857,012	$4.28
Granted	—	—
Cancelled, expired, or forfeited	207,500	$3.43
Outstanding at March 31, 2017	1,649,512	$4.39	7.69	$—
Exercisable at March 31, 2017	873,341	$4.69	6.76	$—

The weighted-average grant-date fair value of option awards vested and non-vested during the three months ended March 31, 2017 was $1.65.

A summary of the status of restricted stock awards and changes during the three months ended March 31, 2017 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	716,250	$2.73
Granted	—	—
Cancelled, expired, or forfeited	(7,500)	$2.73
Outstanding at March 31, 2017	708,750	$2.73

Exercisable at March 31, 2017	—

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

	Three Months Ended March 31,
	2017	2016
Revenues:
STKs	$16,369,334	$13,680,430
F&B	2,313,716	2,014,051
Other	1,743,648	699,500

	$20,426,698	$16,393,981

Segment Profit (loss):
STKs	$1,288,390	$1,188,663
F&B	2,313,716	2,014,051
Other	642,757	414,859

Total segment profit	4,244,863	3,617,573

General and administrative	2,920,897	2,683,696
Depreciation and amortization	865,870	522,639
Interest expense, net of interest income	258,990	98,169
Other	709,140	942,635

Loss from continuing operations before provision for income taxes	$(510,034)	$(629,566)

	March 31, 2017	December 31, 2016

Property & equipment, net:
STKs	$36,987,974	$36,505,741
F&B	257,711	253,120
Other	56,376	56,378
Total	37,302,061	36,815,239

Note 18 - Geographic information:

The following table contains certain financial information by geographic location for the three months ended March 31, 2017 and 2016, respectively, (the Company's foreign operations are mainly based in the United Kingdom, Spain and Italy):

	Three Months Ended March 31,
	2017	2016
United States:
Revenues - owned units	$18,112,982	$14,379,930
Management, incentive and royalty fee revenue	1,836,123	1,455,818

Foreign:
Management and development fee revenue	477,593	558,233

The following table contains certain financial information by geographic location at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
United States:
Net assets	$3,559,570	$3,899,627

Foreign:
Net assets	$3,293,310	$3,478,911

Note 19 - Income taxes:

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss (excluding derivative income) incurred over the three-year period ended December 31, 2016. Such objective evidence is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which included the recent decline in operating profits during the fourth quarter when compared to the fourth quarter of prior years, the Company believed it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $12.0 million was recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. For the three months ended March 31, 2017 there were no changes to the valuation allowance.

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

The Company recognized an income tax benefit of $16,746 for the three months ended March 31, 2017, compared to income tax benefit of $65,951 for the three months ended March 31, 2016.  The Company’s effective tax rate was 14.7% for the three months ended March 31, 2017 compared to 10.5% for the three months ended March 31, 2016.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods. For the three months ended March 31, 2017 the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

Note 20 - Subsequent events:

On April 18, 2017, Samuel Goldfinger notified the Company of his intent to resign as Chief Financial Officer to pursue other opportunities. His resignation is effective as of May 26, 2017. Mr. Goldfinger has indicated that he intends to assist in the transition of the Chief Financial Officer role until his departure from the Company. In connection with his resignation, Mr. Goldfinger entered into a separation agreement with the Company, pursuant to which the Company agreed to terminate the non-competition obligations in Section 8(d) of his employment agreement in consideration for providing certain transition services to the Company and a general release of claims against the Company.

Effective April 21, 2017, Alejandro Munoz-Suarez resigned as Chief Operating Officer to pursue other opportunities. Following his departure, the Chief Operating Officer role will be temporarily eliminated as part of the Company’s increased emphasis on licensing growth opportunities.

Effective May 16, 2017, Linda Siluk will assume the role of interim Chief Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on April 5, 2017, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of May 15, 2017, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and licensed (under a licensing agreement) one restaurant, including 14 STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is operated under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. STK restaurants are expected to open in Dallas and Austin in 2018, and San Diego in 2017. The lease for STK Boston was terminated in March 2017. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at March 31, 2017 were $11.5 million, $110.00 and 42%, respectively.

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

Net loss for the three months ended March 31, 2017 was $600,000 compared to net loss for the three months ended March 31, 2016 of $562,000, and included a loss from discontinued operations of $106,000 for the three months ended March 31, 2017 compared to income of $1,800 for the three months ended March 31, 2016, respectively. The income from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period.

Recent Developments

None.

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

Expansion Through New Food and Beverage Hospitality Projects. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided fee income with minimal capital expenditures. We continue to receive significant inbound inquiries regarding new services in new hospitality opportunities globally and to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to target at least one to two new F&B hospitality projects every 12 months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards these operational initiatives. We expect same store sales to remain flat in 2017.  We also expect operating margin improvements as our restaurants and services mature. However, there can be no assurances that any increases in our operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three months ended March 31, 2017. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of March 31, 2017, beverage sales comprised 41% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

Management incentive and license fee revenue. Management and incentive fee revenue includes: (1) management fees received pursuant to management agreements with hospitality clients that are calculated based on a fixed percentage of revenues; and (2) incentive fees based on operating profitability, as defined by each agreement. We evaluate the performance of our managed properties based on sales growth, which drives our management fee, and on improvements in operating profitability margins, which along with sales growth, drives incentive fee growth. License fee revenues include license fees received pursuant to license agreements with clients that are calculated based on a fixed percentage of revenues.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenues:
Owned unit net revenues	$18,112,982	$14,379,930
Management and incentive fee revenue (1)	2,313,716	2,014,051
Total revenue	20,426,698	16,393,981

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,674,061	3,528,753
Unit operating expenses	11,507,774	9,247,655
General and administrative	2,920,897	2,683,696
Depreciation and amortization	865,870	522,639
Lease termination expense	28,161	—
Pre-opening expenses	714,342	900,186
Equity in income of investee companies	(45,311)	(82,585)
Derivative income	—	(100,000)
Interest expense, net of interest income	258,990	98,169
Other expense	11,948	225,034

Total costs and expenses	20,936,732	17,023,547

Loss from continuing operations before provision for income taxes	(510,034)	(629,566)

Income tax benefit	(16,746)	(65,951)

Loss from continuing operations	(493,288)	(563,615)

Loss (income) from discontinued operations, net of taxes	106,230	(1,835)

Net loss	(599,518)	(561,780)
Less: net income attributable to noncontrolling interest	(197,752)	(104,877)

Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	$(295,536)	$(458,738)
Loss (income) from discontinued operations, net of taxes	106,230	(1,835)
Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)

Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)
Other comprehensive income (loss)
Currency translation adjustment	(56,178)	(21,405)

Comprehensive loss	$(457,944)	$(478,308)

(1) Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $23,455,180 and $20,846,217 for the three months ended March 31, 2017 and 2016.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenues:
Owned unit net revenues	88.7%	87.7%
Management and incentive fee revenue	11.3%	12.3%
Total revenue	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.8%	24.5%
Unit operating expenses (1)	63.5%	64.3%
General and administrative	14.3%	16.4%
Depreciation and amortization	4.2%	3.2%
Lease termination expense	0.1%	—%
Pre-opening expenses	3.5%	5.5%
Equity in income of investee companies	(0.2)%	(0.5)%
Derivative income	—%	(0.6)%
Interest expense, net of interest income	1.3%	0.6%
Other expense	0.1%	1.4%

Total costs and expenses	102.5%	103.8%

Loss from continuing operations before provision for income taxes	(2.5)%	(3.8)%

Income tax benefit	(0.1)%	(0.4)%

Loss from continuing operations	(2.4)%	(3.4)%

Loss (income) from discontinued operations, net of taxes	0.5%	—%

Net loss	(2.9)%	(3.4)%
Less: net income attributable to noncontrolling interest	(1.0)%	(0.7)%

Net loss attributable to The ONE Group Hospitality, Inc.	(2.0)%	(2.8)%

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	(1.4)%	(2.8)%
Loss (income) from discontinued operations, net of taxes	0.5%	—%
Net loss attributable to The ONE Group Hospitality, Inc.	(2.0)%	(2.8)%

Net loss attributable to The ONE Group Hospitality, Inc.	(2.0)%	(2.8)%
Other comprehensive income (loss)
Currency translation adjustment	(0.3)%	(0.1)%

Comprehensive loss	(2.2)%	(2.9)%

(1) These expenses are being shown as a percentage of owned unit net revenues.
The following tables show our operating results by segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$16,369,334		$1,743,648	$18,112,982	$13,680,430		$699,500	$14,379,930
Management and incentive fee revenue		$2,313,716		2,313,716		$2,014,051		2,014,051
Total revenue	16,369,334	2,313,716	1,743,648	20,426,698	13,680,430	2,014,051	699,500	16,393,981

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,325,331		348,730	4,674,061	3,388,853		139,900	3,528,753
Unit operating expenses	10,755,613		752,161	11,507,774	9,102,914		144,741	9,247,655
Total costs and expenses	15,080,944	—	1,100,891	16,181,835	12,491,767	—	284,641	12,776,408

Income from restaurant and hospitality operations	$1,288,390	$2,313,716	$642,757	4,244,863	$1,188,663	$2,014,051	$414,859	3,617,573

General and administrative				2,920,897				2,683,696
Lease termination expense				28,161				—
Depreciation and amortization				865,870				522,639
Pre-opening expenses				714,342				900,186
Equity in income of investee companies				(45,311)				(82,585)
Derivative income				—				(100,000)
Interest expense, net of interest income				258,990				98,169
Other expense				11,948				225,034
Total costs and expenses				4,754,897				4,247,139

Loss from continuing operations before provision for income taxes				$(510,034)				$(629,566)

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)
Net loss attributable to noncontrolling interest	(197,752)	(104,877)
Net loss	(599,518)	(561,780)
Interest expense, net of interest income	258,990	98,169
Provision (benefit) for income taxes	(16,746)	(65,951)
Depreciation and amortization	865,870	522,639

EBITDA	508,596	(6,923)

Deferred rent (1)	(37,514)	60,215
Pre-opening expenses	714,342	900,186
Lease termination expense	28,161	—
Loss (income) from discontinued operations, net of taxes	106,230	(1,835)
Derivative income	—	(100,000)
Stock based compensation	153,339	143,967

Adjusted EBITDA	1,473,154	995,610
Adjusted EBITDA attributable to noncontrolling interest	(137,162)	(71,552)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,610,316	$1,067,162

(1)	Deferred rent is included in unit operating expenses on the statement of operations and comprehensive income.

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

The following table presents a reconciliation of Net loss to Adjusted Net loss for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Net loss attributable to The ONE Group Hospitality, Inc.	$(401,766)	$(456,903)
Net loss attributable to noncontrolling interest	(197,752)	(104,877)

Net loss	(599,518)	(561,780)

Lease termination expense	28,161	—
Loss (income) from discontinued operations, net of taxes	106,230	(1,835)
Derivative income	—	(100,000)
Stock based compensation	153,339	143,967
Adjusted net loss	(311,788)	(519,648)
Adjusted net loss attributable to noncontrolling interest	(197,752)	(104,877)
Adjusted net loss attributable to The ONE Group Hospitality, Inc.	$(114,036)	$(414,771)

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $2.7 million, or 19.7%, from $13.7 million for the three months ended March 31, 2016 to $16.4 million for the three months ended March 31, 2017. This increase was primarily due to the opening of our STKs in Orlando, Florida in May 2016 and in Denver, Colorado in January 2017 and was partially offset by the closing of the STK in Washington, DC in December 2016 and a decline in sales at the STK in Chicago, Illinois. Comparable owned STK unit sales decreased $153,000, or 1.8% from $8.6 million for the three months ended March 31, 2016 to $8.4 million for the three months ended March 31, 2017. The decrease in same store sales related to a slight decrease in business at our STK in Miami, Florida.

Owned unit net revenues in our Other segment increased $1.0 million, or 149.3%, from $700,000 for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017. This increase was primarily due to an increase in off-site catering revenue related to the Super Bowl.

Management and incentive fee revenue. Management and incentive fee revenues increased $300,000, or 14.9%, from $2.0 million during the three months ended March 31, 2016 to $2.3 million for the three months ended March 31, 2017. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, Nevada, and to a lesser extent TOG Milan. For the three months ended March 31, 2017 and March 31, 2016, there was no accrual for incentive fee income from our UK operations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended March 31, 2017, comparable unit sales of owned or managed STK decreased 2.3% as compared to the three months ended March 31, 2016.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $936,000, or 27.6%, from $3.4 million or 24.8% of owned unit net revenues for the three months ended March 31, 2016 to $4.3 million or 26.4% of owned unit net revenues for the three months ended March 31, 2017. The increase in food and beverage costs related primarily to the opening of our STKs in Orlando, Florida and Denver, Colorado. The food and beverage costs as a percentage of owned unit net revenues increased due to the opening of our STK in Denver. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the three months ended March 31, 2017 and 2016, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $209,000, or 149.3%, from $140,000 or 20.0% of other owned unit net revenues for the three months ended March 31, 2016 to $349,000 for the three months ended March 31, 2017. This increase was primarily due to the increase in off-site catering revenue related to the Super Bowl.

Unit operating expenses. Unit operating expenses for STKs increased $1.7 million, or 18.2%, from $9.1 million or 66.5% of owned unit net revenues for the three months ended March 31, 2016 to $10.8 million or 65.7% of owned unit net revenues for the three months ended March 31, 2017. The increase in operating expenses was primarily due to the STK in Orlando and the opening of our STK Denver, Colorado. Unit operating costs in our Other segment were $145,000 for the three months ended March 31, 2016 and $752,000 for the three months ended March 31, 2017. The increase in operating costs in our Other segment was primarily related to the off-site catering related to the Super Bowl.

General and administrative. General and administrative costs increased $237,000 to $2.9 million, or 8.8%, during the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016. This increase was due to an increase in professional fees. General and administrative costs as a percentage of total revenues decreased from 16.4% for the three months ended March 31, 2016 to 14.3% for the three months ended March 31, 2017. The year-over-year percentage decrease was largely attributable to sales increases slightly offset by an increase in severance payments.

Depreciation and amortization. Depreciation and amortization expense increased $343,000, or 65.7%, from $523,000 in the three months ended March 31, 2016 to $866,000 for the three months ended March 31, 2017. The increase is primarily due to the opening of our STKs in Orlando, Florida and Denver, Colorado.

Pre-opening expenses. Restaurant pre-opening costs decreased $186,000, or 20.6%, from $900,000 or 5.5% of total revenues for the three months ended March 31, 2016 to $714,000 or 3.5% of total revenues for the three months ended March 31, 2017. Pre-opening costs for the three months ended March 31, 2016 relate primarily to the opening of the STK in Orlando, Florida. Pre-opening expenses during the three months ended March 31, 2017 related primarily to the STKs in Denver, Colorado and San Diego, California. Included in pre-opening expenses is deferred rent expense of approximately $69,000 and $146,000 at March 31, 2017 and March 31, 2016, respectively.

Equity in income of investee companies. Equity in income of investee companies increased by $38,000 from $83,000 for the three months ended March 31, 2016 to $45,000 for the three months ended March 31, 2017. The increase is primarily related to a increase in income from the ownership interest in the Bagatelle unit in New York City.

Derivative income. Derivative income was $0 for the three months ended March 31, 2017, compared to $100,000 for the three months ended March 31, 2016. Derivative income represents the decrease in the total fair value of the derivative liability that was related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off in the first quarter of 2016.

Interest expense, net of interest income. Interest expense, net of interest income was $259,000 for the three months ended March 31, 2017, compared to $98,000 for the three months ended March 31, 2016. The increase is due to the promissory notes signed during the second half of 2016.

Other expense. Other expense was $11,000 of net other income, or 0.1% of total revenues for the three months ended March 31, 2017, compared to $225,000 of other expense, or 1.4% of total revenues, for the three months ended March 31, 2016.

Provision (benefit) for income taxes. Income tax benefit decreased by $49,000 to a $17,000 tax benefit during the three months ended March 31, 2017 from an income tax benefit of $66,000 during the three months ended March 31, 2016. The tax benefit decreased due to the several factors primarily related to the decrease in pretax loss during the three months ended March 31, 2017 compared to March 31, 2016.

Income loss from discontinued operations, net of taxes. No operations were closed during the three months ended March 31, 2017 and 2016. Income from discontinued operations decreased by $108,000 from income of $2,000 during the three months ended March 31, 2016 to a loss of $106,000 during the three months ended March 31, 2017.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased $93,000 to $198,000 for the three months ended March 31, 2017 from $105,000 during the three months ended March 31, 2016.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations and borrowings under our term loan agreement. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of March 31, 2017, we had cash and cash equivalents of approximately $1.8 million.

Our capital expenditures during fiscal 2017 will be significantly less than prior years since we plan to open only two to three new owned STK restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories to be approximately $3.3 million. We expect to fund our anticipated capital expenditures for fiscal 2017 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Our current plan is to enter into license agreements for the operation of STKs where we are not required to put up any capital. We will depend significantly on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2017. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

Our operations have required significant working capital and, like many restaurant companies, we may at times have negative working capital. Revenues are received primarily in cash or by credit card, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2017:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$848	$(380)
Investing activities	(1,353)	(3,598)
Financing activities	731	3,373
Effect of exchange rate changes on cash	(35)	(23)
Net increase (decrease) in cash and cash equivalents	$191	$(628)

Operating Activities

For the three months ended March 31, 2017, cash flows provided by operating activities were $848,000, consisting of a net loss of $600,000, which included adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $986,000, including non-cash stock-based compensation of $153,000. Net cash outflow of operating assets and liabilities totaled $754,000 and included increases in accounts receivable of $386,000, inventory of $78,000, prepaid expenses of $506,000, security deposits of $7,000, accounts payable and accrued expenses of $1.1 million, other assets of $32,000 and decreases in deferred revenue of $583,000 and due from related parties of $293,000.

For the three months ended March 31, 2016, cash flows used in operating activities were $380,000, consisting of net loss of $562,000, which included income from discontinued operations of $2,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.0 million, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $144,000. Net cash outflow of operating assets and liabilities totaled $851,000 and included decreases in accounts payable and accrued expenses of $620,000, inventory of $42,000, deferred revenue of $129,000 and other current assets of $104,000 and an increase in accounts receivable of $11,000, due from related parties of $105,000 and an increase in other assets of $259,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $1.4 million, consisting primarily of purchases of property and equipment of $1.4 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the three months ended March 31, 2016 was $3.6 million, consisting primarily of purchases of property and equipment of $3.7 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $731,000, consisting of proceeds a Loan Agreement of $1.0 million and a cash overdraft of $636,000. This was partially offset by principal payments made on our term loan of $800,000 and equipment financing agreement of $82,000 and distributions to non-controlling interest of $23,000.

Net cash provided by financing activities for the three months ended March 31, 2016 was $3.4 million, consisting of contributions from members in conjunction with our Rights Offering of $3.9 million. This was partially offset by principal payments made on our term loan of $423,000 and distributions to non-controlling interest members of $23,000.

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

As of March 31, 2017, the issued letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding. We can also borrow up to $1.0 million for equipment financing.

The Term Loan is being repaid in 60 consecutive equal monthly installments which commenced on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

The Term Loan Agreement contains default provisions customary for loans of this type, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, a “material adverse change,” the invalidity or revocation of any loan document or any lien on the collateral shall no longer be valid or perfected or have the same priority. If an event of default shall occur and be continuing under the Term Loan, the Term Loan may be terminated and the principal amount outstanding under the Term Loan, together with all accrued unpaid interest, may be declared immediately due and payable. As of March 31, 2017, amounts borrowed under the Term Loan were approximately $4.1 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of 54 consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) 54; provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at March 31, 2017 was approximately $4.7 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreements and the Second Term Loan Agreement as of March 31, 2017. We believe based on current projections and the adjusted covenant definition that we will continue to comply with such covenants through the next four quarters following the issuance of the consolidated financial statements.

Equipment Finance Agreements

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando, Florida and Chicago, Illinois. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015. At March 31, 2017, the amount outstanding under the Agreement was approximately $695,000 and payments of $48,000 were made for the three months ended March 31, 2017.

On August 16, 2016, we entered into a $712,187 Equipment Finance Agreement (the "Equipment Finance Agreement") with Sterling National Bank. The Equipment Finance Agreement covers certain equipment at our STKs that are under construction in San Diego, California, Denver, Colorodo and at our STK in Orlando, Florida. This Equipment Finance Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Equipment Finance Agreement are secured by the equipment purchased with proceeds of the Equipment Finance Agreement. The Equipment Finance Agreement calls for 60 monthly payments of $13,769 including interest commencing September 1, 2016. At March 31, 2017, the amount outstanding under the Equipment Financing Agreement was approximately $646,000 and payments of $33,000 were made for the three months ended March 31, 2017.

Ontario Note

On June 27, 2016, we entered into a $1,000,000 loan agreement with 2235570 Ontario Limited (the "Ontario Noteholder") through an unsecured promissory note ("the Ontario Note"). In consideration of the loan amount, the Ontario Noteholder received a warrant (the "Ontario Warrant") to purchase 100,000 shares of our common stock at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At March 31, 2017, the amount outstanding under the Ontario Note was $1.0 million.

Anson Notes

On August 11, 2016, we entered into a $3,000,000 loan agreement with Anson Investments Master Fund LP ("Anson") through an unsecured promissory note (the "Anson August Note"). In consideration of the loan amount, Anson received a warrant ("the Anson August Warrant") to purchase 300,000 shares of our common stock at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At March 31, 2017, the amount outstanding under the Anson August Note was $3.0 million.

On October 24, 2016, we entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, we also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of our common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of our common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At March 31, 2017, the amount outstanding under the Anson October Note was $2.3 million.

American Express Loan

On February 17, 2017, certain of our subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security
Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest accounts receivable as specified therein.
Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At March 31, 2017, the amount outstanding under the Loan Agreement was approximately $907,000 and payments of $93,000 were made for the three months ended March 31, 2017.

We believe that net cash provided by anticipated operating activities and construction allowances provided by landlords of certain locations be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

Income Taxes

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss (excluding derivative income) incurred over the three-year period ended December 31, 2016. Such objective evidence is not solely determinative and accordingly, management considered all other available positive and negative evidence in its analysis. Based upon the management's analysis, which included the recent decline in operating profits during the fourth quarter when compared to the fourth quarter of prior years, we believed that is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $12,029,957 was recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We recognized an income tax benefit of $17,000 for the three months ended March 31, 2017, compared to income tax benefit of $65,951 for the three months ended March 31, 2016.  Our effective tax rate was 14.7% for the three months ended March 31, 2017 compared to 10.5% for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 3, recent accounting pronouncements, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 5, 2017, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. Our internal control over financial reporting was also not effective as of March 31, 2017.

Remedial Measures
We are in the process of remediating the identified deficiencies in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.
We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing, will continue throughout fiscal year 2017, although the material weakness in our internal controls will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Separation Agreement, dated as of April 21, 2017, by and between Samuel Goldfinger and the Company.

10.2
Business Loan and Security Agreement by and between the borrowers named therein and American Express Bank, FSB, dated as of February 17, 2017 (Incorporated by reference to Form 8-K filed on March 29, 2017).

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2015; (ii) Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit for Three Months Ended March 31, 2017 and 2016; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ SAMUEL GOLDFINGER
Samuel Goldfinger
Chief Financial Officer