Form 10-Q
period 2017-06-30
ONE Group Hospitality, Inc.
filed 2017-08-14
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of August 14, 2017:  25,215,571.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	1,540,936	$1,597,782
Accounts receivable, net	4,515,429	4,959,822
Inventory	1,412,091	1,308,851
Other current assets	1,743,819	1,811,787
Due from related parties, net	—	415,773
Total current assets	9,212,275	10,094,015

Property and equipment, net	39,067,118	36,815,239
Investments	2,957,278	3,065,557
Deferred tax assets	—	51,031
Security deposits	2,211,952	2,203,837
Other assets	733,593	661,936
Total assets	$54,182,216	$52,891,615

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$620,905	$679,938
Long term debt, current portion	3,745,901	3,153,666
Accounts payable	6,166,044	3,761,823
Accrued expenses	6,139,657	5,549,638
Deferred license revenue	109,957	109,957
Due to related parties, net	359,302	—
Deferred revenue	403,221	612,574
Total current liabilities	17,544,987	13,867,596

Deferred license revenue, long-term	1,523,354	1,109,635
Due to related parties, long term	1,197,375	1,197,375
Long term debt, net of current portion	11,671,400	13,167,867
Deferred rent	17,044,305	16,170,605
Total liabilities	48,981,421	45,513,078

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 25,228,278 and 25,050,628 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016	2,522	2,505
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016	—	—
Additional paid-in capital	37,928,645	37,384,243
Accumulated deficit	(30,465,407)	(27,763,194)
Accumulated other comprehensive loss	(1,460,419)	(1,543,951)
Total stockholders’ equity	6,005,341	8,079,603
Noncontrolling interest	(804,546)	(701,066)
Total stockholders’ equity including noncontrolling interest	5,200,795	7,378,537

Total liabilities and stockholders’ equity	$54,182,216	$52,891,615

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	$17,113,844	$15,282,704	$35,226,826	$29,662,634
Management and incentive fee revenue	2,784,659	1,943,952	5,098,375	3,958,003
Total revenue	19,898,503	17,226,656	40,325,201	33,620,637

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,381,150	3,778,797	9,055,211	7,307,550
Unit operating expenses	11,180,079	9,509,838	22,687,853	18,757,493
General and administrative	4,086,192	2,813,056	7,007,089	5,496,752
Depreciation and amortization	804,680	547,438	1,670,550	1,070,077
Lease termination expense	—	—	28,161	—
Transaction costs	254,011	—	254,011	—
Pre-opening expenses	931,013	1,545,417	1,645,355	2,445,603
Income of equity method investees	152,914	(231,203)	107,603	(313,788)
Derivative income	—	—	—	(100,000)
Interest expense, net of interest income	220,183	99,314	479,173	197,483
Other (income) expense	(130,250)	61,766	(118,302)	286,800
Total costs and expenses	21,879,972	18,124,423	42,816,704	35,147,970

Loss from continuing operations before provision for income taxes	(1,981,469)	(897,767)	(2,491,503)	(1,527,333)

Provision for income tax	203,203	545,613	186,457	479,662

Loss from continuing operations	(2,184,672)	(1,443,380)	(2,677,960)	(2,006,995)

(Loss) income from discontinued operations, net of taxes	(142)	(237)	(106,372)	1,598

Net loss	(2,184,814)	(1,443,617)	(2,784,332)	(2,005,397)
Less: net income (loss) attributable to noncontrolling interest	115,633	116,654	(82,119)	11,777
Net loss attributable to The ONE Group Hospitality, Inc.	(2,300,447)	$(1,560,271)	(2,702,213)	$(2,017,174)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	(2,300,305)	(1,560,034)	(2,595,841)	(2,018,772)
(Loss) income from discontinued operations, net of taxes	(142)	(237)	(106,372)	1,598
Net loss attributable to The ONE Group Hospitality, Inc.	(2,300,447)	$(1,560,271)	(2,702,213)	$(2,017,174)

Net loss attributable to The ONE Group Hospitality, Inc.	(2,300,447)	(1,560,271)	(2,702,213)	(2,017,174)
Other comprehensive loss
Currency translation adjustment	139,709	3,025	83,532	(18,380)

Comprehensive loss	$(2,160,738)	$(1,557,246)	(2,618,681)	$(2,035,554)
Basic and diluted loss per share:

Continuing operations	$(0.09)	$(0.06)	$(0.10)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Net loss per share attributable to The ONE Group Hospitality, Inc.	$(0.09)	$(0.06)	$(0.11)	$(0.08)

Shares used in computing basic and diluted loss per share	25,144,932	24,989,560	25,098,040	25,119,992

See notes to the consolidated financial statements.

6

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2016	25,050,628	$2,505	$37,384,243	$(27,763,194)	$(1,543,951)	$8,079,603	$(701,066)	$7,378,537

Stock based compensation expense	177,650	17	544,402			544,419		544,419

Distributions to noncontrolling interest						—	(21,361)	(21,361)

Gain on foreign currency translation, net					83,532	83,532		83,532

Net loss				(2,702,213)		(2,702,213)	(82,119)	(2,784,332)

Balance at June 30, 2017	25,228,278	$2,522	$37,928,645	$(30,465,407)	$(1,460,419)	$6,005,341	$(804,546)	$5,200,795

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016

Operating activities:
Net loss	$(2,784,332)	$(2,005,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,670,550	1,070,077
Amortization of discounts on warrants	92,572	—
Deferred rent	873,700	1,030,652
Deferred taxes	46,664	(125,862)
Income of equity method investees	107,603	(313,788)
Derivative income	—	(100,000)
Stock-based compensation	544,419	379,928
Distributions from equity investees	676	184,450
Changes in operating assets and liabilities:
Accounts receivable	443,371	(88,159)
Inventory	(103,240)	7,390
Other current assets	66,666	759,479
Due from related parties, net	815,993	632,062
Security deposits	(8,115)	(47,712)
Other assets	(49,302)	69,384
Accounts payable	2,387,088	687,881
Accrued expenses	565,220	802,317
Deferred revenue	204,366	378,198
Net cash provided by operating activities	4,873,899	3,320,900

Investing activities:
Purchase of property and equipment	(3,924,909)	(6,018,596)
Net cash used in investing activities	(3,924,909)	(6,018,596)

Financing activities:
Cash overdraft	(59,033)	(353,533)
Proceeds from promissory note	—	1,000,000
Proceeds from business loan and security agreement	1,000,000	—
Repayment of term loan	(1,415,972)	(1,080,833)
Repayment of equipment financing agreement	(164,838)	(95,151)
Repayment of business loan and security agreement	(415,984)	—
Proceeds from rights offering	—	3,862,990
Distributions to noncontrolling interest	(21,361)	(59,085)
Net cash provided by (used in) financing activities	(1,077,188)	3,274,388

Effect of exchange rate changes on cash and cash equivalents	71,352	(19,563)

Net increase (decrease) in cash and cash equivalents	(56,846)	557,129
Cash and cash equivalents, beginning of period	1,597,782	1,841,872
Cash and cash equivalents, end of period	$1,540,936	$2,399,001

Supplemental disclosure of cash flow data:
Interest paid	$308,595	$330,959
Income taxes paid	$31,737	$228,353

Noncash investing and financing activities:
Noncash property and equipment additions	$—	$278,955
Noncash loan discount attributable to issuance of warrant	$—	$125,000

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Business and basis of presentation:

Nature of business:
The ONE Group Hospitality, Inc., ("the Company") is a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations globally. The Company opened its first restaurant in January 2004 in New York City and as of August 14, 2017, owned and operated (under lease agreements) 11 and managed (under management agreements) 13 restaurants and lounges globally, including 14 STKs in major metropolitan cities in the United States, Canada and Europe (of which eight are owned, five are managed and one is under a license agreement). In addition, the Company provides F&B services in seven hotels and casinos, one of which is under a lease agreement and six of which are under separate management agreements.  The Company generates management and incentive fee revenue from those restaurants and lounges that it manages on behalf of F&B hospitality clients.

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

Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At June 30, 2017 and 2016, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share, as the exercise price of such options were out of the money and therefore equivalent shares would have an anti-dilutive effect.

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

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other interim period or other future year. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2016 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2017.

Reclassifications:
Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Note 2 - Liquidity

As of June 30, 2017, the Company's accumulated deficit was $30.5 million. As of June 30, 2017, the Company had cash and cash equivalents of approximately $1.5 million. Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations . We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all.

Note 3 – Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The primary items affected by the ASU are our license fee revenue and our loyalty program liability associated with our gift card program, however we do not expect the adoption of this ASU to have a material effect on our consolidated financial statements, as our current accounting policies are consistent with the new revenue recognition standard.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company believes the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. In regards to implementation, the Company is currently reviewing the accounting standard. We are currently unable to estimate the impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

Note 4 - Inventory:

Inventory consisted of the following:

	At June 30, 2017	At December 31, 2016

Food	$254,723	$209,319
Beverages	1,157,368	1,099,532
Totals	$1,412,091	$1,308,851

Note 5 – Other current assets:

Other current assets consisted of the following:

	At June 30,	At December 31,
	2017	2016

Prepaid expenses	$707,050	$537,891
Landlord receivable	258,104	678,604
Deposits	250,000	250,000
Income tax receivable	212,252	212,252
Rent	120,601	68,740
Other	195,812	64,300
Totals	$1,743,819	$1,811,787

Note 6 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At June 30, 2017	At December 31, 2016

Furniture, fixtures and equipment	$10,038,402	$9,130,469
Leasehold improvements	40,758,041	36,147,135
Less accumulated depreciation and amortization	17,386,116	15,809,101
	33,410,327	29,468,503
Construction in progress	4,234,165	5,992,614
Restaurant supplies	1,422,626	1,354,122
Total	$39,067,118	$36,815,239

Depreciation and amortization related to property and equipment included in continuing operations amounted to $804,680 and $547,438 in the three months ended June 30, 2017 and 2016, respectively, and $1,670,550 and $1,070,077 in the six months ended June 30, 2017 and 2016, respectively.

Note 7 – Accrued expenses:

Accrued expenses consisted of the following:

	At June 30, 2017	At December 31, 2016

Due to hotels	986,550	1,327,026
Rent	879,516	320,854
Legal settlement costs	795,000	—
Sales tax and VAT payable	780,424	1,386,499
Payroll and related	740,253	730,615
Professional fees	362,862	704,190
Construction	290,000	—
Interest	156,250	—
Insurance	150,000	150,000
Income taxes payable	33,060	144,452
Other	965,742	786,002
Totals	$6,139,657	$5,549,638

Note 8 - Long term debt:

Long term debt consisted of the following:

	At	At
	June 30, 2017	December 31, 2016

Term Loan Agreements	$8,070,833	$9,485,000
Equipment Financing Agreements	1,256,452	1,421,033
American Express Loan	584,016	—
Promissory notes	6,250,000	6,250,000
	16,161,301	17,156,033
Less: Current portion of Long Term Debt	3,745,901	3,153,666
Discount on warrants, net	744,000	834,500
Long Term Debt, net of Current Portion	$11,671,400	$13,167,867

Future minimum loan payments:
2017	2,162,877
2018	3,170,310
2019	3,187,808
2020	1,278,506
2021	111,800
Thereafter	6,250,000
Total	$16,161,301

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. The Company's obligations under the Term Loan Agreement are secured by substantially all of its assets. The outstanding balance under the Term Loan Agreement at June 30, 2017 and December 31, 2016 was $3,737,500 and $4,485,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016, the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on June 30, 2017, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. The Company's obligations under the Second Term Loan Agreement are secured by substantially all of its assets. The outstanding balance under the Second Term Loan Agreement at June 30, 2017 and December 31, 2016 was $4,333,333 and $5,000,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of June 30, 2017, and the Company believes, based on current projections that it will continue to comply with such covenants through the next four quarters following the issuance of the consolidated financial statements.

On June 5, 2015, the Company entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at the STKs in Orlando and Chicago. This Agreement bears interest at a rate per annum equal to 5.0%. The Company's obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $19,686 including interest commencing July 1, 2015.

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

On August 16, 2016, the Company entered into a $712,187 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at the STKs that are under construction in San Diego, Denver and at the STK in Orlando. This Agreement bears interest at a rate per annum equal to 5.0%. The Company's obligations under the Agreement are secured by the equipment purchased with proceeds of the Agreement. The Agreement calls for sixty (60) monthly payments of $13,769 including interest commencing September 1, 2016.

On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, the Company also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of the Company's common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company's common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company's common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At June 30, 2017, the amount outstanding under the Anson October Note was $2.3 million.

On February 17, 2017, certain of the Company's subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein. Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The loan agreement is subordinated to the Company's term loan agreements with BankUnited. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At June 30, 2017, the amount outstanding under the Loan was approximately $584,000 and payments of $323,000 were made during the three months ended June 30, 2017.

Interest paid amounted to $308,595 and $155,945 for the three months ended June 30, 2017 and 2016, respectively, and $446,108 and $330,959 for the six months ended June 30, 2017 and 2016, respectively. Capitalized interest amounted to $113,960 and $62,310 for the three months ended June 30, 2017 and 2016, respectively, and $378,907 and $212,236 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the issued stand-alone letters of credit in the total amount of approximately $1.4 million for the STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 9 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of June 30, 2017 and December 31, 2016, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At June 30, 2017 and December 31, 2016, the Company held the following equity investments:

	At June 30, 2017	At December 31, 2016

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$(15,535)	$6,569
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,521,370	2,552,687
One 29 Park, LLC ("One 29 Park")	451,443	506,301
Totals	$2,957,278	$3,065,557

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income of equity method investees	$152,914	$(231,203)	$107,603	$(313,788)

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle La Cienega, LLC ("Bagatelle LA"). All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of June 30, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of June 30, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of June 30, 2017 and December 31, 2016. Bagatelle LA was closed on June 30, 2016. The Company holds a 10% direct ownership over One 29 Park as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

In addition to the amounts presented above, the Company had receivables included in due to and from related parties, net in the consolidated balance sheets of $366,774 and $467,702 as of June 30, 2017 and December 31, 2016, respectively (see Note 10).

Note 10 - Related party transactions:

Net amounts due to related parties, which are expected to be repaid within the next twelve months, amount to $359,302 as of June 30, 2017. Net amounts due from related parties, which are expected to be collected within the next twelve months, amount to $415,773 as of December 31, 2016.

Included in amounts due from related parties are non-interest bearing cash advances, management fees and reimbursable expenses (See Note 12) aggregating to $402,115 and $711,885 as of June 30, 2017 and December 31, 2016, respectively.

The Company incurred approximately $276,000 and $128,000 for the three months ended June 30, 2017 and 2016, respectively, and $342,000 and $212,000 for the six months ended June 30, 2017 and 2016, respectively, for legal fees to an entity owned by one of the Company’s directors. Included in due from related parties are balances owed to this entity amounting to $270,017 and $237,971 as of June 30, 2017 and December 31, 2016. The Company also received rental income for an office space sublease to this entity of $48,000 and $47,000 for the three months ended June 30, 2017 and 2016, respectively, and $96,000 and $93,000 for the six months ended June 30, 2017 and 2016, respectively. There were no receivables outstanding from this entity at June 30, 2017 and December 31, 2016.

The Company incurred approximately $391,000 and $603,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively, for construction services to an entity owned by family members of one of the Company’s shareholders. Included in other current assets are construction related deposits paid to this entity amounting to $250,000 as of June 30, 2017 and December 31, 2016. Included in amounts due from related parties are balances owed to this entity amounting to $408,898 and $10,642 as of June 30, 2017 and December 31, 2016.

Amounts due to the Company’s non-employee directors amount to $82,500 and $47,000 as of June 30, 2017 and December 31, 2016, respectively.

The Company received approximately $1,197,375 as proceeds from the exercise of warrants that were a part of the TOG Liquidation Trust. Such amount is presented in Due to related parties, long term in the consolidated balance sheets as of June 30, 2017 and December 31, 2016. The TOG Liquidating Trust (“Trust”) was a trust set up to hold warrants which were previously issued and outstanding to members of The One Group LLC prior to the merger transaction discussed in Note 11. When warrants were exercised the proceeds from the exercise of the warrants were recorded into the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires.

The Chief Executive Officer of the Company is a limited personal guarantor of the lease for the STK Miami Beach premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. The Chief Executive Officer is also a limited personal guarantor of the lease for the Bagatelle NY premises with respect to JEC II, LLC’s payment and performance under the lease.

Note 11 – Derivative liability:

On October 16, 2013, the Company, formerly known as Committed Capital Acquisition Corporation ("Committed Capital"), closed a merger transaction (the “Merger”) with The ONE Group, LLC, a privately held Delaware limited liability company (“ONE Group”), pursuant to an Agreement and Plan of Merger, dated as of October 16, 2013 (the “Merger Agreement”), by and among the Company, CCAC Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Committed Capital (“Merger Sub”) and The ONE Group. Pursuant to the Merger Agreement, ONE Group became a wholly-owned subsidiary of Committed Capital through a merger of Merger Sub with and into ONE Group, and the former members of ONE Group received shares of Committed Capital that constituted a majority of the outstanding shares of Committed Capital.

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

Note 12 - Commitments and contingencies:

Operating leases:
The Company is obligated under several operating leases for restaurants, equipment and office space, expiring in various years through 2031, which provide for minimum annual rentals, escalations, percentage rent, common area expenses or increases in real estate taxes.

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to June 30, 2017 and thereafter are as follows:

Period	Payments	Sublease Income	Net Amount
2017	$3,738,294	$(338,701)	$3,399,593
2018	7,554,444	(690,980)	6,863,464
2019	7,613,432	(706,235)	6,907,197
2020	7,853,932	(675,768)	7,178,164
2021	7,376,633	(121,656)	7,254,977
Thereafter	89,682,674	—	89,682,674
Total	$123,819,409	$(2,533,340)	$121,286,069

Rent expense (excluding percentage rent of $299,747 and $103,657 for the three months ended June 30, 2017 and 2016, respectively, and $611,103 and $187,430 for the six months ended June 30, 2017 and 2016, respectively), included in continuing operations, amounted to $1,071,367 and $1,302,263 for the three months ended June 30, 2017 and 2016, respectively, and $2,351,383 and $2,458,866 for the six months ended June 30, 2017 and 2016, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $46,500 and $212,049 for the three months ended June 30, 2017 and 2016, respectively, and $233,529 and $426,235 for the six months ended June 30, 2017 and 2016, respectively, related to subleases with related and unrelated parties which expire through 2021.

License and management fees:
In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $130,860 and $138,547 for the three months ended June 30, 2017 and 2016, respectively, and $214,254 and $245,707 for the six months ended June 30, 2017 and 2016, respectively. Included in due to and from related parties at June 30, 2017 and December 31, 2016 are amounts due for management fees and reimbursable expenses of $92,380 and $387,862, respectively (see Note 10).

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. Management fees amounted to $1,230,979 and $1,127,497 for the three months ended June 30, 2017 and 2016, respectively, and $2,695,915 and $2,404,481 for the six months ended June 30, 2017 and 2016, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $120,253 and $129,194 for the three months ended June 30, 2017 and 2016, respectively, and $244,922 and $286,246 for the six months ended June 30, 2017 and 2016, respectively. Included in accounts receivable at June 30, 2017 and December 31, 2016 are amounts due for management fees of $40,028 and $117,576, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Management fees amounted to $577,740 and $308,621 for the three months ended June 30, 2017 and 2016, respectively, and $778,512 and $550,113 for the six months ended June 30, 2017 and 2016, respectively. Included in accounts receivable at June 30, 2017 and December 31, 2016 are amounts due for management fees of $395,029 and $520,649, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $0 and $1,962 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $20,492 for the six months ended June 30, 2017 and 2016, respectively. Included in accounts receivable at June 30, 2017 and December 31, 2016 are amounts due for management fees of $19,177 and $0, respectively.

In June 2014, TOG (Milan) S.R.L. entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG (Milan) S.R.L. shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. TOG Milan commenced operations in May 2015. In addition, TOG (Milan) S.R.L. is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $331,928 and $128,507 for the three months ended June 30, 2017 and 2016, respectively, and $438,006 and $214,613 for the six months ended June 30, 2017 and 2016, respectively. Included in accounts receivable and at June 30, 2017 and December 31, 2016 are amounts due for management fees of $314,606 and $43,401, respectively.

In October 2015, STK Ibiza entered into a license agreement with Foxhold Holdings Limited to develop and operate a restaurant under the STK brand in the Ibiza Hotel and Spa at Marina Botafoch in Ibiza Town, Spain. STK Ibiza received an Entry Fee in the amount of 1,025,000 euros. $959,436 and $1,014,414 of the Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. In addition, STK

Ibiza receives royalty fees equal to 8%, of the net turnover, as defined, from the restaurant. The restaurant commenced operations in July 2016. The license agreement expires in 2026, with the option of one 10-year extension if certain renewal conditions are satisfied.

In May 2016, STK Puerto Rico entered into a license agreement with Condado Duo Vanderbilt SPV, LLC to develop and operate a restaurant and a beach venue under the STK brand at the Vanderbilt hotel in San Juan, Puerto Rico. STK Puerto Rico shall receive a $250,000 Entry Fee. STK Puerto Rico will also receive royalty fees equal to 5% of the gross revenues generated by the restaurant, 2% of the first $1.8 million of annual gross revenues from the beach venue and 5% of annual gross revenue from the beach venue in excess of $1.8 million. The license agreement expires in 2026 with one five-year extension if certain financial goals are met. The restaurant and beach venue are expected to open in 2018.

In November 2016, The ONE Group-MENA, LLC entered into a license agreement with Horizon Hospitality Holdings Limited to develop and operate up to three restaurants under the STK brand in Dubai and Abu Dhabi. The ONE Group-MENA, LLC shall receive a $600,000 Entry Fee. The ONE Group-MENA, LLC will also receive $250,000 for each STK location opened and royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the tenth anniversary of the opening of the first restaurant with one ten-year renewal option. The STK restaurant and beach venue are expected to open in 2017.

In February 2017, The ONE Group-Qatar Ventures, LLC entered into a license agreement with Katara Hospitality QSC to develop and operate a restaurant under the STK brand in Doha, Qatar. The ONE Group-Qatar Ventures, LLC shall receive a $250,000 Territory Fee. The ONE Group-Qatar Ventures, LLC will also receive royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the fifth anniversary of the opening of the restaurant with one five-year renewal option. The restaurant is expected to open in 2018.

Note 13 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Other current assets	$107,630	$107,630
Assets of discontinued operations - current	107,630	107,630

Security deposits	75,000	84,904
Assets of discontinued operations - long term	75,000	84,904

Accounts payable and accrued liabilities	540,944	529,797
Liabilities of discontinued operations - current	540,944	529,797

Net assets	$(358,314)	$(337,263)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—
Costs and Expenses	(142)	237	(106,372)	(1,598)
Net (loss) income from discontinued operations, net of taxes	$142	$(237)	$106,372	$1,598

Note 14 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In November 2015, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle LA , an equity investee of the Company, which has since ceased operations, (collectively, the “Defendants”) alleging that the Defendants neglected to conform to California state and local rest and meal period requirements as well as other employment-related allegations. In April 2017, the Defendants agreed with the plaintiffs to propose court approval of a class action settlement to avoid the uncertainty and risk associated with continued litigation, which agreement was preliminarily approved by the court.  Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company accrued $245,000 under general and administrative expenses, which represents its share in the settlement costs.  In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle LA's share of the settlement costs, of approximately $52,500.  Final approval by the court of this settlement agreement is pending and is expected to be completed by the close of 2017.

In May 2016, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle NY, an equity investee of the Company, (collectively, the “Defendants”), alleging that the Defendants improperly took tip credits due to those employees, as well certain other employment-related allegations. In May 2017, to avoid the uncertainty, risks and cost associated with continued litigation, the Defendants reached a settlement agreement with the plaintiffs. Such settlement agreement was preliminarily approved by the court.  Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company accrued $550,000 under general and administrative expenses, which represents its share in the settlement costs.  In addition, through Bagatelle Investors the Company recognized its equity in Bagatelle NY’s share of the settlement costs, of approximately $275,000.  Final approval by the court of this settlement agreement is not scheduled to occur until October 2017.

Note 15 - Stockholders’ equity:
The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2017 and December 31, 2016, there were 25,228,278 and 25,050,628, outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4 million in gross proceeds. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share, including 632,582 shares issued to holders upon exercise of their basic subscription rights. The Company received net proceeds of approximately $3.9 million following the deduction of expenses. The Company utilized the net proceeds of the Rights Offering to primarily fund the planned development of future STK restaurants.

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

As of June 30, 2017, all 2,160,535 options and 875,000 shares of restricted stock outstanding, respectively, were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

As of June 30, 2016, all options and restricted stock then outstanding were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive as the exercise price of these grants are above the average market price.

The Company recognized $391,080 and $235,961, for the three months ended June 30, 2017 and 2016, respectively, and $544,419 and $379,928 for the six months ended June 30, 2017 and 2016, respectively, of non-cash stock-based compensation expense related to options, restricted stock awards and unrestricted stock grants in general and administrative expense in the consolidated statements of operations.

As of June 30, 2017, there was approximately $1.4 million of total unrecognized compensation cost related to unvested share-based option compensation grants, which is expected to be amortized over a weighted-average period of 3.6 years.

A summary of the status of stock option awards and changes during the three months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2016	1,857,012	$4.28
Granted	960,000	2.13
Cancelled, expired, or forfeited	656,477	$3.21
Outstanding at June 30, 2017	2,160,535	$3.65	7.47	$35,400
Exercisable at June 30, 2017	897,718	$4.74	5.15	$—

The weighted-average grant-date fair value of option awards outstanding as of June 30, 2017 and December 31, 2016 are $1.39 and $1.65, respectively. The weighted average grant date fair value of option awards granted during the three and six months ended June 30, 2016 is $0.86.

A summary of the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted during the six months ended June 30, 2017 are presented below:

Expected volatility	37%
Risk-free rate of return	1.86%
Expected life (in years)	6.50 years
Dividend yield	—
Weighted-average fair value	$2.13

A summary of the status of restricted stock awards and changes during the three months ended June 30, 2017 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2016	716,250	$2.73
Granted	410,000	2.13
Vested	(81,750)	2.73
Cancelled, expired, or forfeited	(169,500)	$2.73
Non-vested at June 30, 2017	875,000	$2.45

On April 10, 2017, the Company granted one board member a grant of 22,167 shares of common stock, which shares vested immediately as of the date thereof. The closing stock price was $2.03. On June 30, 2017, the Company granted four board members each a grant of 18,433 shares of common stock, which shares vested immediately as of the date thereof. The closing stock price was $2.17. The Company recorded compensation expense related to these awards of $205,000 for the three and six months ended June 30, 2017. Such grants were awarded consistent with the Company's board compensation practices.

Note 17 - Segment reporting:

The Company operates in three segments: owned STK units ("STKs"), F&B hospitality management agreements ("F&B") and other concepts ("Other"). The Company believes STKs, F&B and Other to be the reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. The STKs segment consists of leased restaurant locations and competes in the full service dining industry. The F&B segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which are referred to as managed STK units. The Company refers to owned STK units and managed STK units together as “STK units.” These management agreements generate management and incentive fees on net revenue at each location. The Other segment includes owned non-STK leased locations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
STKs	$17,022,459	$15,282,704	$33,391,793	$28,963,134
F&B	2,784,659	1,943,952	5,098,375	3,958,003
Other	91,385	—	1,835,033	699,500

	$19,898,503	$17,226,656	$40,325,201	$33,620,637

Segment Profit (loss):
STKs	$1,942,838	$1,983,811	$3,231,228	$3,172,474
F&B	2,784,659	1,943,952	5,098,375	3,958,003
Other	(390,223)	10,258	252,534	425,117

Total segment profit	4,337,274	3,938,021	8,582,137	7,555,594

General and administrative	4,086,192	2,813,056	7,007,089	5,496,752
Depreciation and amortization	804,680	547,438	1,670,550	1,070,077
Interest expense, net of interest income	220,183	99,314	479,173	197,483
Other	1,207,688	1,375,980	1,916,828	2,318,615

Loss from continuing operations before provision for income taxes	$(1,981,469)	$(897,767)	$(2,491,503)	$(1,527,333)

	June 30, 2017	December 31, 2016

Property & equipment, net:
STKs	$38,665,825	$36,505,741
F&B	344,917	253,120
Other	56,376	56,378
Total	39,067,118	36,815,239

Note 18 - Geographic information:

The following table contains certain financial information by geographic location for the six months ended June 30, 2017 and 2016, respectively, (the Company's foreign operations are mainly based in the United Kingdom, Spain and Italy):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States:
Revenues - owned units	$17,113,844	$15,282,704	$35,226,826	$29,662,634
Management, incentive and royalty fee revenue	1,701,648	1,338,349	3,537,771	2,794,167

Foreign:
Management and development fee revenue	1,083,011	605,603	1,560,604	1,163,836

The following table contains certain financial information by geographic location at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
United States:
Net assets	$926,418	$3,899,627

Foreign:
Net assets	$4,274,377	$3,478,911

Note 19 - Income taxes:

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss (excluding derivative income) incurred over the three-year period ended December 31, 2016. Such objective evidence is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which included the recent decline in operating profits during the fourth quarter when compared to the fourth quarter of prior years, the Company believed it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $12.0 million was recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the projections for growth. For the three and six months ended June 30, 2017 there were increases to the valuation allowance representing the net operating losses incurred during these periods and other adjustments.

The Company estimates its annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income (loss) before income taxes by tax jurisdiction and enacted changes in tax laws.  the Company's quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including, but not limited to, having to forecast income (loss) before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses, jurisdictional mix of our income, non-recurring and impairment charges, as well as the actual amount of income (loss) before income taxes.  For example, the impact of non-deductible expenses on the effective tax rate is greater when income (loss) before income taxes is lower. To the extent there are fluctuations in any of these variables during any given period, the provision for income taxes will vary accordingly.

The Company recognized an income tax expense of $203,203 for the three months ended June 30, 2017, compared to $545,613 for the three months ended June 30, 2016.  The Company’s effective tax rate was (10.3)% for the three months ended June 30, 2017 compared to (60.8)% for the three months ended June 30, 2016.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods. For the three months ended June 30, 2017 and June 30, 2016 the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

The Company recognized an income tax expense of $186,457 for the six months ended June 30, 2017, compared to $479,662 for the six months ended June 30, 2016.  The Company’s effective tax rate was (7.48)% for the six months ended June 30, 2017 compared to (6.6)% for the six months ended June 30, 2016.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods. For the six months ended June 30, 2017 and June 30, 2016the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage or services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of August 14, 2017, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and licensed (under a licensing agreement) one restaurant, including 14 STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is operated under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. STK restaurants are expected to open in San Diego in 2017 and in Austin in 2018. The lease for STK Boston was terminated in March 2017. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at June 30, 2017 were $11.5 million, $110.05 and 42%, respectively.

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

Net loss for the six months ended June 30, 2017 was $2.8 million compared to a net loss for the six months ended June 30, 2016 of $2.0 million, and included a loss from discontinued operations of $106,372 and income from discontinued operations of $1,598 for the six months ended June 30, 2017 and 2016, respectively. Net loss for the three months ended June 30, 2017 was $2.2 million compared to net loss for the three months ended June 30, 2016 of $1.4 million. Results from discontinued operations were not significant in the three months ended June 30, 2017 and June 30, 2016. The income or loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period.

Recent Developments

None.

Reemphasized Focus on Core Business
We previously announced that the Company had begun a process to explore and evaluate potential strategic alternatives in an effort to enhance stockholder value.   At this time, any exploration of and conversations regarding strategic alternatives, including a full or partial sale of the Company, have terminated, although the Company may continue to evaluate opportunities as they arise. Moving forward, the Company intends to focus on its core business model, with an emphasis on management and licensing opportunities, improving sales, labor and operational efficiencies, and reducing general and administrative costs.

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK. We have identified up to 50 additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years primarily through licensing agreements, provided that we are able to identify prospective licensees, acceptable locations and quality restaurant managers available to support such growth. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of five units for the three months ended June 30, 2017. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

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

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of June 30, 2017, beverage sales comprised 41% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

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

Direct operating expenses. Direct operating expenses consists of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry and linen costs and typically tracks revenues.

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

General and administrative. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain general and administrative expenses are allocated specifically to units and are credited and include shared services such as reservations, events and marketing. Although general and administrative expenses may grow as we grow, because of certain payroll needed to support our growth, such as legal, accounting and other professional fees incurred as a public company we expect to achieve certain leverage as we implement the capital light strategy.

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

Income of equity method investees. This represents the income or loss that we record under the equity method for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51% representing 5.23% ownership directly by us and 45.90% ownership through two of our subsidiaries.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	$17,113,844	$15,282,704	$35,226,826	$29,662,634
Management and incentive fee revenue (1)	2,784,659	1,943,952	5,098,375	3,958,003
Total revenue	19,898,503	17,226,656	40,325,201	33,620,637

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,381,150	3,778,797	9,055,211	7,307,550
Unit operating expenses	11,180,079	9,509,838	22,687,853	18,757,493
General and administrative	4,086,192	2,813,056	7,007,089	5,496,752
Depreciation and amortization	804,680	547,438	1,670,550	1,070,077
Lease termination expense	—	—	28,161	—
Pre-opening expenses	931,013	1,545,417	1,645,355	2,445,603
Transaction expenses	254,011		254,011
Income of equity method investees	152,914	(231,203)	107,603	(313,788)
Derivative income	—	—	—	(100,000)
Interest expense, net of interest income	220,183	99,314	479,173	197,483
Other (income) expense	(130,250)	61,766	(118,302)	286,800

Total costs and expenses	21,879,972	18,124,423	42,816,704	35,147,970

Loss from continuing operations before provision for income taxes	(1,981,469)	(897,767)	(2,491,503)	(1,527,333)

Provision for income tax	203,203	545,613	186,457	479,662

Loss from continuing operations	(2,184,672)	(1,443,380)	(2,677,960)	(2,006,995)

(Loss) income from discontinued operations, net of taxes	(142)	(237)	(106,372)	1,598

Net loss	(2,184,814)	(1,443,617)	(2,784,332)	(2,005,397)
Less: net income (loss) attributable to noncontrolling interest	115,633	116,654	(82,119)	11,777

Net loss attributable to The ONE Group Hospitality, Inc.	$(2,300,447)	$(1,560,271)	$(2,702,213)	(2,017,174)

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	(2,300,305)	(1,560,034)	(2,595,841)	(2,018,772)
(Loss) income from discontinued operations, net of taxes	(142)	(237)	(106,372)	1,598
Net loss attributable to The ONE Group Hospitality, Inc.	$(2,300,447)	$(1,560,271)	(2,702,213)	(2,017,174)

Net loss attributable to The ONE Group Hospitality, Inc.	(2,300,447)	(1,560,271)	(2,702,213)	(2,017,174)
Other comprehensive income (loss)
Currency translation adjustment	139,709	3,025	83,532	(18,380)

Comprehensive loss	$(2,160,738)	$(1,557,246)	$(2,618,681)	$(2,035,554)

(1) Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $27,933,144 and $23,082,213 for the three months ended June 30, 2017 and 2016, and $51,388,324 and $43,928,429 for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	86.0%	88.7%	87.4%	88.2%
Management and incentive fee revenue	14.0%	11.3%	12.6%	11.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.6%	24.7%	25.7%	24.6%
Unit operating expenses (1)	65.3%	62.2%	64.4%	63.2%
General and administrative	23.9%	16.3%	19.9%	16.3%
Depreciation and amortization	4.7%	3.2%	4.7%	3.2%
Lease termination expense	—%	—%	—%	—%
Pre-opening expenses	5.4%	9.0%	4.7%	7.3%
Income of equity method investees	0.9%	(1.3)%	0.3%	(0.9)%
Derivative income	—%	—%	—%	(0.3)%
Interest expense, net of interest income	1.3%	6.0%	1.4%	0.6%
Other (income) expense	(0.8)%	4.0%	(0.3)%	0.9%

Total costs and expenses	127.8%	105.2%	106.2%	104.5%

Loss from continuing operations before provision for income taxes	(11.6)%	(5.2)%	(6.2)%	(4.5)%

Provision for income tax	1.2%	3.2%	0.5%	1.4%

Loss from continuing operations	(12.8)%	(8.4)%	(6.6)%	(6.0)%

(Loss) income from discontinued operations, net of taxes	—%	—%	(0.3)%	—%

Net loss	(12.8)%	(8.4)%	(6.9)%	(6.0)%
Less: net income (loss) attributable to noncontrolling interest	0.7%	0.7%	(0.2)%	—%

Net loss attributable to The ONE Group Hospitality, Inc.	(13.4)%	(9.1)%	(6.7)%	(6.0)%

Amounts attributable to The ONE Group Hospitality, Inc.:
Loss from continuing operations	(13.4)%	(9.1)%	(6.4)%	(6.0)%
(Loss) income from discontinued operations, net of taxes	—%	—%	(0.3)%	—%
Net loss attributable to The ONE Group Hospitality, Inc.	(11.6)%	(9.1)%	(6.7)%	(6.0)%

Net loss attributable to The ONE Group Hospitality, Inc.	(11.6)%	(9.7)%	(6.7)%	(6.0)%
Other comprehensive income (loss)
Currency translation adjustment	0.7%	—%	0.2%	(0.1)%

Comprehensive loss	(10.9)%	9.0%	(6.5)%	(6.1)%

(1) These expenses are being shown as a percentage of owned unit net revenues.
The following tables show our operating results by segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$17,022,459		$91,385	$17,113,844	$15,282,704		$—	$15,282,704
Management and incentive fee revenue		2,784,659		2,784,659		$1,943,852		1,943,952
Total revenue	17,022,459	2,784,659	91,385	19,898,503	15,282,704	1,943,952	—	17,226,656

Cost and expenses:
Owned operating expenses:
Food and beverage costs	4,362,693		18,457	4,381,150	3,778,797		—	3,778,797
Unit operating expenses	10,716,928		463,151	11,180,079	9,520,096		(10,258)	9,509,838
Total costs and expenses	15,079,621	—	481,608	15,561,229	13,298,893	—	(10,258)	13,288,635

Income from restaurant and hospitality operations	$1,942,838	$2,784,659	$(390,223)	4,337,274	$1,983,811	$1,943,952	$10,258	3,938,021

General and administrative				4,086,192				2,813,056
Transaction costs				254,011				—
Lease termination expense				—				—
Depreciation and amortization				804,680				547,438
Pre-opening expenses				931,013				1,545,417
Income of equity method investees				152,914				(231,203)
Derivative income				—				—
Interest expense, net of interest income				220,183				99,314
Other (income) expense				(130,250)				61,766
Total costs and expenses				6,318,743				4,835,788

Loss from continuing operations before provision for income taxes				$(1,981,469)				$(897,767)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$33,391,793		$1,835,033	$35,226,826	$28,963,134		$699,500	$29,662,634
Management and incentive fee revenue		$5,098,375		5,098,375		$3,958,003		3,958,003
Total revenue	33,391,793	5,098,375	1,835,033	40,325,201	28,963,134	3,958,003	699,500	33,620,637

Cost and expenses:
Owned operating expenses:
Food and beverage costs	8,688,024		367,187	9,055,211	7,167,650		139,900	7,307,550
Unit operating expenses	21,472,541		1,215,312	22,687,853	18,623,010		134,483	18,757,493
Total costs and expenses	30,160,565	—	1,582,499	31,743,064	25,790,660	—	274,383	26,065,043

Income from restaurant and hospitality operations	$3,231,228	$5,098,375	$252,534	8,582,137	$3,172,474	$3,958,003	$425,117	7,555,594

General and administrative				7,007,089				5,496,752
Transaction costs				254,011				—
Lease termination costs				28,161				—
Depreciation and amortization				1,670,550				1,070,077
Management and royalty fees				—				—
Pre-opening expenses				1,645,355				2,445,603
Income of equity method investees				107,603				(313,788)
Derivative income				—				(100,000)
Interest expense, net of interest income				479,173				197,483
Other (income) expense				(118,302)				286,800
Total costs and expenses				11,073,640				9,082,927

Income (loss) from continuing operations before provision for income taxes				$(2,491,503)				$(1,527,333)

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, transaction costs, losses from discontinued operations, stock based compensation and certain transactional costs. EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that is not required by, or presented in accordance with, GAAP.

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

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss attributable to The ONE Group Hospitality, Inc.	$(2,300,447)	$(1,560,271)	$(2,702,213)	$(2,017,174)
Net income (loss) attributable to noncontrolling interest	115,633	116,654	(82,119)	11,777
Net loss	(2,184,814)	(1,443,617)	(2,784,332)	(2,005,397)
Interest expense, net of interest income	220,183	99,314	479,173	197,483
Provision for income taxes	203,203	545,613	186,457	479,662
Depreciation and amortization	804,680	547,438	1,670,550	1,070,077

EBITDA	(956,748)	(251,252)	(448,152)	(258,175)

Deferred rent (1)	(15,639)	(191,262)	(53,153)	(131,047)
Pre-opening expenses	931,013	1,545,417	1,645,355	2,445,603
Lease termination expense	—	—	28,161	—
Transaction costs	254,011	—	254,011	—
Loss (income) from discontinued operations, net of taxes	142	237	106,372	(1,598)
Derivative income	—	—	—	(100,000)
Stock based compensation	391,080	235,961	544,419	379,928
Legal settlement costs	795,000	—	795,000	—
Equity share of legal settlement costs	269,670	—	269,670	—

Adjusted EBITDA	1,668,529	1,339,101	3,141,683	2,334,711
Adjusted EBITDA attributable to noncontrolling interest	198,382	244,902	61,220	173,350
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,470,147	$1,094,199	$3,080,463	$2,161,361

(1)	Deferred rent is included in unit operating expenses on the statement of operations and comprehensive income.

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

The following table presents a reconciliation of Net loss to Adjusted Net loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss attributable to The ONE Group Hospitality, Inc.	$(2,300,447)	$(1,560,271)	$(2,702,213)	$(2,017,174)
Net income (loss) attributable to noncontrolling interest	115,633	116,654	(82,119)	11,777

Net loss	(2,184,814)	(1,443,617)	(2,784,332)	(2,005,397)

Lease termination expense	—	—	28,161	—
Transaction costs	254,011	—	254,011	—
Loss (income) from discontinued operations, net of taxes	142	237	106,372	(1,598)
Derivative income	—	—	—	(100,000)
Stock based compensation	391,080	235,961	544,419	379,928
Legal settlement costs	795,000	—	795,000	—
Equity share of legal settlement costs	269,670	—	269,670	—

Adjusted net loss	(474,911)	(1,207,419)	(786,699)	(1,727,067)
Adjusted net loss attributable to noncontrolling interest	115,633	116,654	(82,119)	11,777
Adjusted net loss attributable to The ONE Group Hospitality, Inc.	$(590,544)	$(1,324,073)	$(704,580)	$(1,738,844)

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $1.7 million, or 11.4%, from $15.3 million for the three months ended June 30, 2016 to $17.0 million for the three months ended June 30, 2017. This increase was primarily due to the opening of our STKs in Orlando, Florida in May 2016 and in Denver, Colorado in January 2017 and was partially offset by the closing of the STK in Washington, DC in December 2016 and a decline in sales at the STK in Chicago, Illinois. Comparable owned STK unit sales increased $110,000, or 1.2% from $9.4 million for the three months ended June 30, 2016 to $9.6 million for the three months ended June 30, 2017. The increase in same store sales is largely due to an increase in business at the New York venues.

Owned unit net revenues in our Other segment were $91,000 for the three months ended June 30, 2016 and $0 for the three months ended June 30, 2017. This decrease was primarily due to a decrease in off-site catering revenue.

Management and incentive fee revenue. Management and incentive fee revenues increased $840,000, or 43.2%, from $1.9 million during the three months ended June 30, 2016 to $2.8 million for the three months ended June 30, 2017. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, Nevada, and international locations. For the three months ended June 30, 2017 and June 30, 2016, $319,000 was accrued for incentive fee income for our UK operations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended June 30, 2017, comparable unit sales of owned or managed STK increased 1.7% as compared to the three months ended June 30, 2016.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $584,000, or 15.5%, from $3.8 million or 24.7% of owned unit net revenues for the three months ended June 30, 2016 to $4.4 million or 26.4% of owned unit net revenues for the three months ended June 30, 2017. The increase in food and beverage costs related primarily to the opening of our STKs in Orlando, Florida and Denver, Colorado. The food and beverage costs as a percentage of owned unit net revenues increased due rising beef costs. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the three months ended June 30, 2017 and 2016, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Unit operating expenses. Unit operating expenses for STKs increased $1.2 million, or 12.6%, from $9.5 million or 62.3% of owned unit net revenues for the three months ended June 30, 2016 to $10.7 million or 65.7% of owned unit net revenues for the three months ended June 30, 2017. The increase in operating expenses was primarily due to the opening of our STK in Orlando, Florida and the opening of our STK Denver, Colorado. Unit operating costs in our Other segment were $0 for the three months ended June 30, 2016 and $463,000 for the three months ended June 30, 2017.

General and administrative. General and administrative costs increased $1.3 million to $4.1 million, or 45.3%, during the three months ended June 30, 2017 from $2.8 million for the three months ended June 30, 2016. This increase was primarily due to recording of a $795,000 settlement liability and an increase in professional fees. General and administrative costs as a percentage of total revenues increased from 16.3% for the three months ended June 30, 2016 to 20.5% for the three months ended June 30, 2017. The year-over-year percentage increase was largely attributable to the recording of the settlement liability.  Before the settlement liability general and administrative costs for the three months ended June 30, 2017 was $3.3 million or 16.5%% of revenue.

Transaction costs. Transaction costs consist of legal and advisory fees related to the exploration of strategic alternatives.

Depreciation and amortization. Depreciation and amortization expense increased $257,000, or 47.0%, from $547,000 in the three months ended June 30, 2016 to $805,000 for the three months ended June 30, 2017. The increase is primarily due to the opening of our STKs in Orlando, Florida and Denver, Colorado.

Pre-opening expenses. Restaurant pre-opening costs decreased $614,000, or 39.8%, from $1.5 million or 9.0% of total revenues for the three months ended June 30, 2016 to $931,000 or 4.7% of total revenues for the three months ended June 30, 2017. Pre-opening costs for the three months ended June 30, 2016 relate primarily to the opening of the STK in Orlando, Florida. Pre-opening expenses during the three months ended June 30, 2017 related primarily to the STKs in Denver, Colorado and San Diego, California. Included in pre-opening expenses is deferred rent expense of approximately $30,000 and $157,000 at June 30, 2017 and June 30, 2016, respectively.

Income of equity method investees. Income of equity method investees decreased by $383,000 from income of $231,000 for the three months ended June 30, 2016 to a loss of $153,000 for the three months ended June 30, 2017. The decrease is primarily related to the settlement of a legal liability and to the closing of the Bagatelle unit in Los Angeles.

Interest expense, net of interest income. Interest expense, net of interest income was $220,000 for the three months ended June 30, 2017, compared to $99,000 for the three months ended June 30, 2016. The increase is due to the promissory notes signed during the second half of 2016.

Other expense. Other expense was $130,000 of net other income, or 0.7% of total revenues for the three months ended June 30, 2017, compared to $62,000 of other expense, or 0.4% of total revenues, for the three months ended June 30, 2016.

Provision for income taxes. Provision for income taxes decreased by $407,000 to $159,000 of income tax expense during the three months ended June 30, 2017 from $546,000 during the three months ended June 30, 2016. The tax expense decreased due to the several factors primarily related to the increase in pretax loss during the three months ended June 30, 2017 compared to June 30, 2016.

Net income attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $1,000 to $116,000 for the three months ended June 30, 2017 from $117,000 during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $4.4 million, or 15.3%, from $29.0 million for the six months ended June 30, 2016 to $33.4 million for the six months ended June 30, 2017. This increase was primarily due to the opening of our STKs in Orlando, Florida in May 2016 and in Denver, Colorado in January 2017 and was partially offset by the closing of the STK in Washington, DC in December 2016 and a decline in sales at the STK in Chicago, Illinois. Comparable owned STK unit sales were $18.0 million for the six months ended June 30, 2016 and June 30, 2017, respectively. Second quarter 2017 results offset a decline in revenue during the first quarter 2017.

Owned unit net revenues in our Other segment increased $1.1 million, or 162.3%, from $700,000 for the six months ended June 30, 2016 to $1.8 million for the six months ended June 30, 2017. This increase is primarily due to an increase in revenue from off-site catering events partially offset by the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues increased $1.1 million, or 28.8%, from $4.0 million during the six months ended June 30, 2016 to $5.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, Nevada, and to a lesser extent TOG Milan.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the six months ended June 30, 2017, comparable unit sales of owned or managed STKs increased 2.2% as compared to the six months ended June 30, 2016.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.5 million, or 21.2%, from $7.2 million or 24.7% of owned unit net revenues for the six months ended June 30, 2016 to $8.7 million or 26.0% of owned unit net revenues for the six months ended June 30, 2017. The increase in food and beverage costs related primarily to the opening of our STKs in Orlando, Florida and Denver, Colorado. The food and beverage costs as a percentage of owned unit net revenues increased due to rising beef costs. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the six months ended June 30, 2017 and 2015. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $227,000, or 45.2%, from $140,000 or 20.0% of other owned unit net revenues for the six months ended June 30, 2016 to $367,000 or 20.0% of owned unit net revenues for the six months ended June 30, 2017. This increase was primarily due to the increase in off-site catering revenue.

Unit operating expenses. Unit operating expenses for STKs increased $2.9 million, or 15.3%, from $18.6 million or 64.3% of owned unit net revenues for the six months ended June 30, 2016 to $21.5 million or 64.3% of owned unit net revenues for the six months ended June 30, 2017. The increase in operating expenses was primarily due to the new venues. Unit operating costs in our Other segment increased $1.1 million, or 68.7%, from $134,000 at June 30, 2016 to $1.2 million at June 30, 2017.

General and administrative. General and administrative costs increased $1.5 million to $7.0 million, or 27.5%, during the six months ended June 30, 2017 from $5.5 million for the six months ended June 30, 2016. General and administrative costs as a percentage of total revenues increased from 16.3% for the six months ended June 30, 2016 to 17.4% for the six months ended June 30, 2017. This increase was primarily due to recording of a $795,000 settlement liability as well as an increase in professional fees. Before the settlement liability general and administrative costs for the six months ended June 30, 2017 was $6.2 million or 15.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense increased $600,000, or 56.1%, from $1.1 million in the six months ended June 30, 2016 to $1.7 million for the six months ended June 30, 2017. The increase is primarily due to the opening of our STKs in Orlando, Florida and Denver, Colorado.

Pre-opening expenses. Restaurant pre-opening costs decreased $800,000, or 36.7%, from $2.4 million or 7.3% of total revenues for the six months ended June 30, 2016 to $1.6 million or 4.1% of total revenues for the six months ended June 30, 2017. For the six months ended June 30, 2017 we incurred pre-opening costs related to the opening of our STKs in Denver, Colorado and San Diego, California, for the six months ended June 30, 2016 we incurred pre-opening expense related to the opening of our STK in Orlando, Florida. Included in pre-opening expenses are deferred rent expense of approximately $99,000 and $303,000 at June 30, 2017 and June 30, 2016, respectively.

Transaction costs. Transaction costs consist of legal and advisory fees related to the exploration of strategic alternatives.

Income of equity method investees. Income of equity method investees decreased by $422,000 from income of $314,000 for the six months ended June 30, 2016, to a loss of $108,000 for the six months ended June 30, 2017. The decrease is primarily related to the settlement of a legal liability and to the closing of the Bagatelle unit in Los Angeles.

Derivative income. There was no derivative income for the six months ended June 30, 2017, compared to income of $100,000 for the six months ended June 30, 2016. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off in the first quarter of 2016.

Interest expense, net of interest income. Interest expense, net of interest income was $479,000 for the six months ended June 30, 2017, compared to interest expense, net of $197,000 for the six months ended June 30, 2016. The increase is due to the promissory notes signed during the second half of 2016.

Other expense (income). Other expense (income) decreased by $377,000 from $287,000 of other expense, or 0.9% of total revenues for the six months ended June 30, 2016 to $118,000 of other income, or 0.2% of total revenues, for the six months ended June 30, 2017. During the six months ended June 30, 2016, we recorded business interruption income of $550,000 related to water damage at STK Miami Beach incurred in December 2014.

Provision for income taxes. Provision for income taxes decreased by $338,000 to $186,000 of income tax expense during the six months ended June 30, 2017 from $480,000 during the six months ended June 30, 2016. The tax expense decreased due to the several factors primarily related to the increase in pretax loss during the six months ended June 30, 2017 compared to June 30, 2016.

(Loss) income from discontinued operations, net of taxes. No operations were closed during the six months ended June 30, 2017 and June 30, 2016. Loss from discontinued operations was $106,230 for the six months ended June 30, 2017 and an income of $1,598 for the six months ended June 30, 2016, respectively.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $94,000, to a loss of $82,000 for the six months ended June 30, 2017 from $12,000 during the six months ended June 30, 2016.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. We anticipate requiring additional capital in order to grow our business and fund our operating expenses. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations and borrowings under our term loan agreement. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, or warrant or option expenses. As of June 30, 2017, we had cash and cash equivalents of approximately $1.5 million. If we are unable to access necessary capital to meet our liquidity needs, we may have to delay or discontinue expansion of our business or raise funds on terms that we may consider unfavorable.

Our capital expenditures during fiscal 2017 will be significantly less than prior years since our currently planned two to three new owned STK restaurants will open in the next 18 months, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories to be approximately $6.0 million. We expect to fund our anticipated capital expenditures for fiscal 2017 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Our current plan is to enter into license agreements for the operation of STKs where we are not required to put up any capital. We will depend significantly on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2017. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,874	$3,321
Investing activities	(3,925)	(6,019)
Financing activities	(1,077)	3,274
Effect of exchange rate changes on cash	71	(20)
Net increase (decrease) in cash and cash equivalents	$(57)	$556

Operating Activities

For the six months ended June 30, 2017, cash flows provided by operating activities were $4.9 million, consisting of a net loss of $2.8 million, which included adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $3.3 million, including non-cash stock-based compensation of $544,000. Net cash outflow of operating assets and liabilities totaled $4.3 million and included increases in inventory of $103,000, security deposits of $8,000, other assets of $49,000, accounts payable and accrued expenses of $2.9 million, due to related parties of $816,000 and deferred revenue of $204,000 and decreases in accounts receivable of $443,000 and prepaid expenses of $67,000.

For the six months ended June 30, 2016, cash flows provided by operating activities were $3.3 million, consisting of a net loss of $2.0 million, which included income from discontinued operations of $2,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $1.9 million, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $380,000. Net cash outflow of operating assets and liabilities totaled $3.2 million and included increases in accounts receivable of $88,000, security deposits of $48,000, accounts payable and accrued expenses of $1.5 million and deferred revenue of $378,000, and decreases in inventory of $7,000, other current assets of $759,000, due from related parties of $632,000 and other assets of $69,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $3.9 million, consisting primarily of purchases of property and equipment of $3.9 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the six months ended June 30, 2016 was $6.0 million, consisting primarily of purchases of property and equipment of $6.0 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period and a decrease in distributions from equity investees of $184,000.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $1.1 million, consisting of proceeds from a Loan Agreement of $1.0 million and an increase in cash overdraft of $59,000. This was offset by principal payments made on our term loan of $1.8 million and equipment financing agreement of $165,000 and distributions to non-controlling interest of $21,000.

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

As of June 30, 2017, the issued letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding.

The Term Loan is being repaid in 60 consecutive equal monthly installments which commenced on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

The Term Loan Agreement contains default provisions customary for loans of this type, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, a “material adverse change,” the invalidity or revocation of any loan document or any lien on the collateral shall no longer be valid or perfected or have the same priority. If an event of default shall occur and be continuing under the Term Loan, the Term Loan may be terminated and the principal amount outstanding under the Term Loan, together with all accrued unpaid interest, may be declared immediately due and payable. As of June 30, 2017, amounts borrowed under the Term Loan were approximately $3.7 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of 54 consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) 54; provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at June 30, 2017 was approximately $4.3 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreements and the Second Term Loan Agreement as of June 30, 2017. We believe based on current projections and the adjusted covenant definition that we will continue to comply with such covenants through the next four quarters following the issuance of the consolidated financial statements.

Equipment Finance Agreements

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando, Florida and Chicago, Illinois. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015. At June 30, 2017, the amount outstanding under the Agreement was approximately $645,000 and payments of $50,000 were made for the three months ended June 30, 2017.

On August 16, 2016, we entered into a $712,187 Equipment Finance Agreement (the "Equipment Finance Agreement") with Sterling National Bank. The Equipment Finance Agreement covers certain equipment at our STKs that are or were under construction in San Diego, California, Denver, Colora do and at our STK in Orlando, Florida. This Equipment Finance Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Equipment Finance Agreement are secured by the equipment purchased with proceeds of the Equipment Finance Agreement. The Equipment Finance Agreement calls for 60 monthly payments of $13,769 including interest commencing September 1, 2016. At June 30, 2017, the amount outstanding under the Equipment Financing Agreement was approximately $613,000 and payments of $33,000 were made for the three months ended June 30, 2017.

Ontario Note

On June 27, 2016, we entered into a $1,000,000 loan agreement with 2235570 Ontario Limited (the "Ontario Noteholder") through an unsecured promissory note ("the Ontario Note"). In consideration of the loan amount, the Ontario Noteholder received a warrant (the "Ontario Warrant") to purchase 100,000 shares of our common stock at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At June 30, 2017, the amount outstanding under the Ontario Note was $1.0 million.

Anson Notes

On August 11, 2016, we entered into a $3,000,000 loan agreement with Anson Investments Master Fund LP ("Anson") through an unsecured promissory note (the "Anson August Note"). In consideration of the loan amount, Anson received a warrant ("the Anson August Warrant") to purchase 300,000 shares of our common stock at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At June 30, 2017, the amount outstanding under the Anson August Note was $3.0 million.

On October 24, 2016, we entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, we also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of our common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of our common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At June 30, 2017, the amount outstanding under the Anson October Note was $2.3 million.

American Express Loan

On February 17, 2017, certain of our subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security
Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein.
Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At June 30, 2017, the amount outstanding under the Loan Agreement was approximately $584,000 and payments of $323,000 were made for the three months ended June 30, 2017.

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

The Company recognized an income tax expense of $203,203 for the three months ended June 30, 2017, compared to $545,613 for the three months ended June 30, 2016.  The Company’s effective tax rate was (10.3)% for the three months ended June 30, 2017 compared to (60.8)% for the three months ended June 30, 2016.

The Company recognized an income tax expense of $186,457 for the six months ended June 30, 2017, compared to $479,662 for the six months ended June 30, 2016.  The Company’s effective tax rate was (7.48)% for the six months ended June 30, 2017 compared to (6.6)% for the six months ended June 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 5, 2017, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. Our internal control over financial reporting was also not effective as of June 30, 2017.

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

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Offer Letter to Linda Siluk from The ONE Group, LLC dated May 15, 2017. (Incorporated by reference to Form 8-K filed on May 19, 2017).

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

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Six Months Ended March 31, 2017 and 2016; (iv) Statements of Cash Flows for the Six Months Ended March 31, 2017 and 2016 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2017

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ LINDA SILUK
Linda Siluk
Chief Financial Officer