Form 10-Q
period 2017-09-30
ONE Group Hospitality, Inc.
filed 2017-11-13
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 13, 2017:  25,286,571.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,798,886	$1,597,782
Accounts receivable, net	5,062,652	4,959,822
Inventory	1,168,438	1,308,851
Other current assets	1,714,866	1,811,787
Due from related parties, net	26,367	415,773
Total current assets	9,771,209	10,094,015

Property and equipment, net	38,304,639	36,815,239
Investments	3,221,282	3,065,557
Deferred tax assets	43,854	51,031
Security deposits	2,212,589	2,203,837
Other assets	413,469	661,936
Total assets	$53,967,042	$52,891,615

Liabilities and Stockholders’ Equity
Current liabilities:
Cash overdraft	$1,563,087	$679,938
Long term debt, current portion	3,516,289	3,153,666
Accounts payable	5,945,871	3,761,823
Accrued expenses	7,025,229	5,549,638
Deferred license revenue	109,957	109,957
Deferred revenue	1,027,617	612,574
Total current liabilities	19,188,050	13,867,596

Deferred license revenue, long-term	1,495,865	1,109,635
Due to related parties, long term	1,197,375	1,197,375
Long term debt, net of current portion	10,923,862	13,167,867
Deferred rent	17,055,924	16,170,605
Total liabilities	49,861,076	45,513,078

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 25,228,278 and 25,050,628 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016	2,522	2,505
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016	—	—
Additional paid-in capital	38,128,154	37,384,243
Accumulated deficit	(31,631,481)	(27,763,194)
Accumulated other comprehensive loss	(1,353,631)	(1,543,951)
Total stockholders’ equity	5,145,564	8,079,603
Noncontrolling interest	(1,039,598)	(701,066)
Total stockholders’ equity including noncontrolling interest	4,105,966	7,378,537

Total liabilities and stockholders’ equity	$53,967,042	$52,891,615

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	$15,333,320	$16,317,636	$50,560,146	$45,980,270
Management and incentive fee revenue	2,478,052	2,061,964	7,576,427	6,019,967
Total revenue	17,811,372	18,379,600	58,136,573	52,000,237

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,878,359	4,119,652	12,933,570	11,427,202
Unit operating expenses	10,512,095	10,795,629	33,199,948	29,663,446
General and administrative	2,766,565	2,634,585	9,773,654	8,178,840
Depreciation and amortization	950,513	758,282	2,621,063	1,828,359
Lease termination expense	—	—	28,161	—
Transaction costs	—	505,000	254,011	505,000
Pre-opening expenses	495,884	2,035,541	2,141,239	4,481,144
Income of equity method investees	(264,005)	(178,342)	(156,402)	(492,130)
Derivative income	—	—	—	(100,000)
Interest expense, net of interest income	325,135	79,768	804,308	277,251
Other (income) expense	(19,119)	(1,973)	(137,421)	127,000
Total costs and expenses	18,645,427	20,748,142	61,462,131	55,896,112

Loss from continuing operations before provision for income taxes	(834,055)	(2,368,542)	(3,325,558)	(3,895,875)

Provision (benefit) for income tax	178,807	(4,046,961)	365,264	(3,567,299)

(Loss) income from continuing operations	(1,012,862)	1,678,419	(3,690,822)	(328,576)

Income (loss) from discontinued operations, net of taxes	376	(2,885)	(105,996)	(1,287)

Net (loss) income	(1,012,486)	1,681,304	(3,796,818)	(327,289)
Less: net income attributable to noncontrolling interest	153,588	200,443	71,469	212,220
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	$1,480,861	$(3,868,287)	$(539,509)

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations, net of taxes	(1,166,450)	1,477,976	(3,762,291)	(540,796)
Income (loss) from discontinued operations, net of taxes	376	(2,885)	(105,996)	(1,287)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	$1,480,861	$(3,868,287)	$(539,509)

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(1,166,074)	1,480,861	(3,868,287)	(539,509)
Other comprehensive income (loss):
Currency translation adjustment	106,789	(132,236)	190,320	(150,616)

Comprehensive (loss) income	$(1,059,285)	$1,348,625	$(3,677,967)	$(690,125)
Basic and diluted (loss) income per share:

Continuing operations	$(0.05)	$0.06	$(0.15)	$(0.02)
Discontinued operations	$—	$—	$—	$—
Net (loss) income per share attributable to The ONE Group Hospitality, Inc.	$(0.05)	$0.06	$(0.15)	$(0.02)

Shares used in computing basic and diluted (loss) income per share	25,228,288	25,022,749	25,141,933	25,087,341

See notes to the consolidated financial statements.

6

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interest	Total stockholders' equity including noncontrolling interest
	Shares	Par value

Balance at December 31, 2016	25,050,628	$2,505	$37,384,243	$(27,763,194)	$(1,543,951)	$8,079,603	$(701,066)	$7,378,537

Stock based compensation expense	177,650	17	743,911			743,928		743,928

Distributions to noncontrolling interest						—	(410,001)	(410,001)

Gain on foreign currency translation, net					190,320	190,320		190,320

Net loss				(3,868,287)		(3,868,287)	71,469	(3,796,818)

Balance at September 30, 2017	25,228,278	$2,522	$38,128,154	$(31,631,481)	$(1,353,631)	$5,145,564	$(1,039,598)	$4,105,966

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities:
Net loss	$(3,796,818)	$(327,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,621,063	1,828,359
Amortization of discounts on warrants	135,750	—
Deferred rent	885,319	2,155,300
Deferred taxes	1,209	(3,745,744)
Income of equity method investees	(156,402)	(492,130)
Derivative income	—	(100,000)
Stock-based compensation	743,928	723,433
Distributions from equity investees	676	268,770
Changes in operating assets and liabilities:
Accounts receivable	(206,004)	(495,008)
Inventory	140,413	(10,815)
Other current assets	94,861	1,275,194
Due from related parties, net	375,349	604,690
Security deposits	(12,403)	(39,745)
Other assets	234,944	(317,050)
Accounts payable	2,232,871	1,080,069
Accrued expenses	1,603,193	640,926
Deferred revenue	801,273	555,662
Net cash provided by operating activities	5,699,222	3,604,622

Investing activities:
Purchase of property and equipment	(4,114,360)	(8,601,376)
Net cash used in investing activities	(4,114,360)	(8,601,376)

Financing activities:
Cash overdraft	883,149	(569,211)
Proceeds from promissory note	—	4,000,000
Proceeds from business loan and security agreement	1,000,000	—
Repayment of term loan	(2,121,249)	(1,787,916)
Repayment of equipment financing agreement	(248,229)	(154,232)
Repayment of business loan and security agreement	(647,637)	—
Proceeds from rights offering	—	3,862,990
Distributions to noncontrolling interest	(410,001)	(252,985)
Net cash (used in) provided by financing activities	(1,543,967)	5,098,646

Effect of exchange rate changes on cash and cash equivalents	160,209	(152,514)

Net increase (decrease) in cash and cash equivalents	201,104	(50,622)
Cash and cash equivalents, beginning of period	1,597,782	1,841,872
Cash and cash equivalents, end of period	$1,798,886	$1,791,250

Supplemental disclosure of cash flow data:
Interest paid	$746,953	$585,138
Income taxes paid	$—	$149,065

Noncash investing and financing activities:
Noncash property and equipment additions	$—	$991,141
Noncash loan discount attributable to issuance of warrant	$—	$505,000

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Business and basis of presentation:

Nature of business:
The ONE Group Hospitality, Inc., ("the Company") is a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage ("F&B") services for hospitality venues including hotels, casinos and other high-end locations globally. The Company opened its first restaurant in January 2004 in New York City and as of November 13, 2017, owned and operated (under lease agreements) 11 and managed (under management agreements) 13 restaurants and lounges globally, including 14 STKs in major metropolitan cities in the United States, Canada and Europe (of which eight are owned, five are managed and one is under a license agreement). In addition, the Company provides F&B services in seven hotels and casinos, one of which is under a lease agreement and six of which are under separate management agreements.  The Company generates management and incentive fee revenue from those restaurants and lounges that it manages on behalf of F&B hospitality clients.

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

Net Income (Loss) Per Common Share:
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At September 30, 2017 and 2016, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share, as the exercise price of such options and warrants were out of the money and therefore equivalent shares would have an anti-dilutive effect.

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

Unaudited interim financial information:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other interim period or other future year. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2016 included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2017.

Reclassifications:
Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Note 2 - Liquidity:

As of September 30, 2017, the Company's accumulated deficit was $31.6 million. As of September 30, 2017, the Company had cash and cash equivalents of approximately $1.8 million. Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all.

Note 3 – Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning January 1, 2018. We have elected to adopt this ASU using the modified retrospective method rather than the full retrospective method. The primary area affected by the ASU is our license fee revenue, however we do not expect the adoption of this ASU to have a material effect on our consolidated financial statements, as our current license fee revenue accounting policies are consistent with the new revenue recognition standard. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including our gift card program.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company believes the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. The Company is continuing its assessment of this accounting standard, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230), Classification of certain Cash Receipts and Cash Payments." ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The Company is currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

Note 4 - Inventory:

Inventory consisted of the following:

	At September 30, 2017	At December 31, 2016

Food	$185,721	$209,319
Beverages	982,717	1,099,532
Totals	$1,168,438	$1,308,851

Note 5 – Other current assets:

Other current assets consisted of the following:

	At September 30,	At December 31,
	2017	2016

Prepaid expenses	$442,102	$537,891
Landlord receivable	446,007	678,604
Deposits	250,000	250,000
Income tax receivable	216,634	212,252
Insurance claim receivable	181,135	—
Rent	120,601	68,740
Other	58,387	64,300
Totals	$1,714,866	$1,811,787

Note 6 - Property and equipment, net:

Property and equipment, net consisted of the following:

	At September 30, 2017	At December 31, 2016

Furniture, fixtures and equipment	$10,052,933	$9,130,469
Leasehold improvements	40,757,381	36,147,135
Less accumulated depreciation and amortization	18,309,204	15,809,101
	32,501,110	29,468,503
Construction in progress	4,327,768	5,992,614
Restaurant supplies	1,475,761	1,354,122
Total	$38,304,639	$36,815,239

Depreciation and amortization related to property and equipment included in continuing operations amounted to $950,513 and $758,282 in the three months ended September 30, 2017 and 2016, respectively, and $2,621,063 and $1,828,359 in the nine months ended September 30, 2017 and 2016, respectively.

Construction in progress includes spending for assets not yet put into service. At December 31, 2016, this amount was primarily related to our Denver, Colorado venue. At September 30, 2017, this amount is primarily related to our sites in Dallas and Austin, Texas and San Diego, California (not yet opened).

Note 7 – Accrued expenses:

Accrued expenses consisted of the following:

	At September 30, 2017	At December 31, 2016

Sales tax and VAT payable	1,266,989	1,386,499
Rent, including rent on unopened locations	1,217,533	320,854
Due to hotels	987,149	1,327,026
Payroll and related	846,076	730,615
Legal settlement costs	795,000	—
Operational costs	686,107	608,168
Professional fees	462,500	704,190
Utilities	238,390	56,200
Income taxes payable	206,623	144,452
Interest	131,250	—
Construction	44,000	—
Insurance	—	150,000
Other	143,612	121,634
Totals	$7,025,229	$5,549,638

Note 8 - Long term debt:

Long term debt consisted of the following:

	At	At
	September 30, 2017	December 31, 2016

Term Loan Agreements	$7,363,752	$9,485,000
Equipment Financing Agreements	1,170,745	1,421,033
American Express Loan	354,404	—
Promissory notes	6,250,000	6,250,000
	15,138,901	17,156,033
Less: Current portion of Long Term Debt	3,516,289	3,153,666
Discount on warrants, net	698,750	834,500
Long Term Debt, net of Current Portion	$10,923,862	$13,167,867

Future minimum loan payments:
Remainder of 2017	1,144,349
2018	3,170,310
2019	3,187,808
2020	1,276,391
2021	6,360,043
Total	$15,138,901

On December 17, 2014, the Company entered into a Term Loan Agreement with BankUnited, N.A. in the amount of $7,475,000 maturing December 1, 2019 (the "Term Loan Agreement"). The Term Loan Agreement replaced the existing credit agreement which was terminated and the aggregate principal amount of the existing loans outstanding of $6,395,071 was converted into the Term Loan Agreement. Commencing on January 1, 2015, the Company made the first of sixty (60) consecutive monthly installments of $124,583 plus interest that accrues at an annual rate of 5.0%. The Company's obligations under the Term Loan Agreement are secured by substantially all of its assets. The outstanding balance under the Term Loan Agreement at September 30, 2017 and December 31, 2016 was $3,363,750 and $4,485,000, respectively.

On June 2, 2015, the Company entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A., wherein BankUnited, N.A. agreed to make multiple advances to the Company in the aggregate principal amount of up to $6,000,000. On April 1, 2016, the Company commenced payment of fifty-four (54) consecutive equal monthly installments, with each such installment to be in the principal amount of $111,111 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on September 30, 2017, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. The Company's obligations under the Second Term Loan Agreement are secured by substantially all of its assets. The outstanding balance under the Second Term Loan Agreement at September 30, 2017 and December 31, 2016 was $4,000,002 and $5,000,000, respectively.

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

The Company was in compliance with all of its financial covenants under the Term Loan Agreement and Second Term Loan Agreement as of September 30, 2017, and the Company believes, based on current projections that it will continue to comply with such covenants through the next four quarters following the issuance of the consolidated financial statements.

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

On October 24, 2016, the Company entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, the Company also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of the Company's common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company's common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of the Company's common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At September 30, 2017, the amount outstanding under the Anson October Note was $2.3 million.

On February 17, 2017, certain of the Company's subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein. Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The loan agreement is subordinated to the Company's term loan agreements with BankUnited. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At September 30, 2017, the amount outstanding under the Loan was approximately $354,000 and payments of $230,000 and $646,000 were made during the three and nine months ended September 30, 2017, respectively.

Interest paid amounted to $300,845 and $254,179 for the three months ended September 30, 2017 and 2016, respectively, and $746,953 and $585,138 for the nine months ended September 30, 2017 and 2016, respectively. Capitalized interest amounted to $18,865 and $180,021 for the three months ended September 30, 2017 and 2016, respectively, and $198,886 and $392,257 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the issued stand-alone letters of credit in the total amount of approximately $1.4 million for the STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding for security deposits.

Note 9 - Nonconsolidated variable interest entities:

GAAP provides a framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to direct the activities of the entity that most significantly impact its economic performance, or (3) has a group of equity owners that do not have the obligation to absorb losses of the entity or the right to receive returns of the entity. A VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE that is considered a variable interest (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. As of September 30, 2017 and December 31, 2016, the Company held investments that were evaluated against the criteria for consolidation and determined that it is not the primary beneficiary of the investments because the Company lacks the power to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, consolidation in the Company’s financial statements is not required. At September 30, 2017 and December 31, 2016, the Company held the following equity investments:

	At September 30, 2017	At December 31, 2016

Bagatelle NY LA Investors, LLC ("Bagatelle Investors")	$23,001	$6,569
Bagatelle Little West 12th, LLC ( "Bagatelle NY")	2,782,929	2,552,687
One 29 Park, LLC ("One 29 Park")	415,352	506,301
Totals	$3,221,282	$3,065,557

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income of equity method investees	$264,005	$178,342	$156,402	$492,130

Bagatelle Investors is a holding company that has interests in two operating restaurant companies, Bagatelle NY and Bagatelle La Cienega, LLC ("Bagatelle LA"). All three entities were formed in 2011. The Company holds interests in all three entities. The Company holds a 31.24% ownership over Bagatelle Investors as of September 30, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle NY and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 45.90% for a total effective ownership of 51.13% as of September 30, 2017 and December 31, 2016. The Company holds a 5.23% direct ownership over Bagatelle LA and has indirect ownership through Bagatelle Investors as well as one of its subsidiaries of 38.10% for a total effective ownership of 43.33% as of September 30, 2017 and December 31, 2016. Bagatelle LA was closed on June 30, 2016. The Company holds a 10% direct ownership over One 29 Park as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company provided no explicit or implicit financial or other support to these VIEs that were not previously contractually required.

In addition to the amounts presented above, the Company had receivables included in due to and from related parties, net in the consolidated balance sheets of $336,163 and $467,702 as of September 30, 2017 and December 31, 2016, respectively (see Note 10).

Note 10 - Related party transactions:

Net amounts due from related parties, which are expected to be repaid within the next twelve months, amount to $26,367 as of September 30, 2017. Net amounts due from related parties, which are expected to be collected within the next twelve months, amount to $415,773 as of December 31, 2016.

Included in amounts due from related parties are non-interest bearing cash advances, management fees and reimbursable expenses (See Note 12) aggregating to $548,823 and $711,885 as of September 30, 2017 and December 31, 2016, respectively.

The Company incurred approximately $26,000 and $71,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $368,000 and $283,000 for the nine months ended September 30, 2017 and 2016, respectively, for legal fees to an entity owned by one of the Company’s directors. Included in due from related parties are balances owed to this entity amounting to approximately $236,000 and $238,000 as of September 30, 2017 and December 31, 2016. The Company also received rental income for an office space sublease to this entity of approximately $47,000 and $47,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $139,000 and $140,000 for the nine months ended September 30, 2017 and 2016, respectively. There were no receivables outstanding from this entity at September 30, 2017 and December 31, 2016.

The Company incurred approximately $456,000 and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.6 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively, for construction services to an entity owned by family members of one of the Company’s shareholders. Included in other current assets are construction related deposits paid to this entity amounting to $250,000 as of September 30, 2017 and

December 31, 2016. Included in amounts due from related parties are balances owed to this entity amounting to $191,438 and $10,642 as of September 30, 2017 and December 31, 2016.

Amounts due to the Company’s non-employee directors for Board service amounted to $95,000 and $47,000 as of September 30, 2017 and December 31, 2016, respectively.

The Company received approximately $1.2 million during the fourth quarter of 2016, as proceeds of advances from the TOG Liquidation Trust. Such amount is presented in due to related parties, long term in the consolidated balance sheets as of September 30, 2017 and December 31, 2016. The TOG Liquidating Trust was a trust set up to hold warrants which were previously issued and outstanding to members of The One Group LLC prior to the merger transaction discussed in Note 11. When warrants were exercised the proceeds from the exercise of the warrants were recorded into the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires.

The Executive Chairman of the Board is a limited personal guarantor of the lease for the STK Miami Beach premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. The Executive Chairman of the Board is also a limited personal guarantor of the lease for the Bagatelle NY premises with respect to JEC II, LLC’s payment and performance under the lease.

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

The Merger provided for up to an additional $14.1 million of payments to the former holders of ONE Group membership interests (the "TOG Members") and to a liquidating trust (the "Liquidating Trust") established for the benefit of the TOG Members and the holders of warrants to acquire membership interests of ONE Group based on a formula as described in the Merger Agreement and which is contingent upon the exercise of outstanding Company warrants to purchase 5,750,000 shares of common stock at an exercise price of $5.00 per share (the “Public Warrants”). The Company was required to make any payments on a monthly basis. Additionally, certain ONE Group employees were entitled to receive a contingent sign-on bonus of an aggregate of approximately $900,000 upon the exercise of the Public Warrants. Any Public Warrants that were unexercised were set to expire on the date that is the earlier of (i) February 27, 2016 or (ii) the forty-fifth (45th) day following the date that the Company’s common stock closes at or above $6.25 per share for 20 out of 30 trading days commencing on February 27, 2014.

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

Future minimum rental commitments under the leases and minimum future rental income per the sublease in five years subsequent to September 30, 2017 and thereafter are as follows:

Period	Payments	Sublease Income	Net Amount
Fourth quarter of 2017	$1,878,060	$(169,966)	$1,708,094
2018	7,554,444	(690,980)	6,863,464
2019	7,613,432	(706,235)	6,907,197
2020	7,853,932	(675,768)	7,178,164
2021	7,376,633	(121,656)	7,254,977
Thereafter	89,682,674	—	89,682,674
Total	$121,959,175	$(2,364,605)	$119,594,570

Rent expense (excluding percentage rent of $167,893 and $286,782 for the three months ended September 30, 2017 and 2016, respectively, and $778,996 and $474,192 for the nine months ended September 30, 2017 and 2016, respectively), included in continuing operations, amounted to $1,346,200 and $1,254,951 for the three months ended September 30, 2017 and 2016, respectively, and $3,697,583 and $4,013,837 for the nine months ended September 30, 2017 and 2016, respectively. Rent expense included in continuing operations has been reported in the consolidated statements of operations and comprehensive loss net of rental income of $46,500 and $163,226 for the three months ended September 30, 2017 and 2016, respectively, and $280,029 and $589,461 for the nine months ended September 30, 2017 and 2016, respectively, related to subleases with related and unrelated parties which expire through 2021.

License and management fees:
In July 2009, One 29 Park Management (a related party) entered into an agreement with a third party. Under this agreement, One 29 Park Management shall receive a management fee equal to 5% of gross revenues, as defined, from the restaurant, banquets, room service and rooftop sales and 50% of the base beverage fee, as defined, for the life of the management agreement which expires in 2025. Management fees amounted to $111,844 and $129,990 for the three months ended September 30, 2017 and 2016, respectively, and $326,098 and $375,697 for the nine months ended September 30, 2017 and 2016, respectively. Included in due to and from related parties at September 30, 2017 and December 31, 2016 are amounts due for management fees and reimbursable expenses of $232,046 and $387,862, respectively (see Note 10).

In January 2010, STK Vegas entered into a management agreement with a third party for a term of 10 years, with two five-year option periods. Under this agreement, STK Vegas shall receive a management fee equal to 5% of gross sales, as defined (“gross sales fee”) plus 20% of net profits prior to the investment breakeven point date and 43% of net profits thereafter (“incentive fee”). In addition, STK Vegas is entitled to receive a development fee equal to $200,000. The Company has elected to receive a credit against a portion of its obligation to fund the build-out in lieu of receiving the $200,000. Management fees amounted to $1,157,645 and $1,111,294 for the three months ended September 30, 2017 and 2016, respectively, and $3,853,560 and $3,515,775 for the nine months ended September 30, 2017 and 2016, respectively.

In July 2010, Hip Hospitality UK entered into a management agreement with a third party to manage and operate the F&B operations in the Hippodrome Casino in London. Under this agreement, Hip Hospitality UK shall receive a management fee equal to 5.5% of total revenue, as defined, as well as an incentive fee if certain conditions are met, for the life of the management agreement which expires in 2022. Management fees amounted to $126,423 and $111,025 for the three months ended September 30, 2017 and 2016, respectively, and $371,345 and $397,371 for the nine months ended September 30, 2017 and 2016, respectively. Included in accounts receivable at September 30, 2017 and December 31, 2016 are amounts due for management fees of $46,054 and $117,576, respectively.

In December 2011, TOG Aldwych entered into a management agreement with a third party to operate a restaurant, bar and lounges in the ME Hotel in London. Under this agreement, TOG Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, TOG Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received from F&B operations and an additional fee equal to 65% of net operating profits, as defined, for the life of the management agreement which expires in 2032. Total fees amounted to $496,995 and $289,885 for the three months ended September 30, 2017 and 2016, respectively, and $1,275,507 and $839,998 for the nine months ended September 30, 2017 and 2016, respectively. Included in accounts receivable at September 30, 2017 and December 31, 2016 are amounts due for management fees of $248,047 and $520,649, respectively.

In May 2013, CA Aldwych entered into a management agreement with a third party to operate a restaurant in the ME Hotel in London. Under this agreement, CA Aldwych shall receive a management fee equal to 5% of receipts received from F&B operations. In addition, CA Aldwych is entitled to receive a monthly marketing fee equal to 1.5% of receipts received F&B operations. Management fees amounted to $0 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $20,492 for the nine months ended September 30, 2017 and 2016, respectively. Included in accounts receivable at September 30, 2017 and December 31, 2016 are amounts due for management fees of $0 and $0, respectively.

In June 2014, TOG Milan entered into a management agreement with Sol Melia Italia S.R.L. to operate a restaurant, rooftop bar and F&B services at the ME Milan Il Duca hotel in Milan, Italy. TOG Milan shall receive a management fee equal to 5% of operating revenue, as defined, and an additional fee equal to 65% of net operating revenue, as defined, for the life of the management agreement which expires in 2025. TOG Milan commenced operations in May 2015. In addition, TOG Milan is entitled to receive a monthly marketing fee equal to 1.5% of operating revenues. Management fees amounted to $230,127 and $111,070 for the three months ended September 30, 2017 and 2016, respectively, and $668,133 and $325,683 for the nine months ended September 30, 2017 and 2016, respectively. Included in accounts receivable and at September 30, 2017 and December 31, 2016 are amounts due for management fees of $423,444 and $43,401, respectively.

In October 2015, STK Ibiza entered into a license agreement with Foxhold Holdings Limited to develop and operate a restaurant under the STK brand in the Ibiza Hotel and Spa at Marina Botafoch in Ibiza Town, Spain. STK Ibiza received an Entry Fee in the amount of 1,025,000 euros. $962,124 and $1,014,414 of the Entry Fee is included in deferred license revenue in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. In addition, STK Ibiza receives royalty fees equal to 8%, of the net turnover, as defined, from the restaurant. The restaurant commenced operations in July 2016. The license agreement expires in 2026, with the option of one 10-year extension if certain renewal conditions are satisfied.

In May 2016, STK Puerto Rico entered into a license agreement with Condado Duo Vanderbilt SPV, LLC to develop and operate a restaurant and a beach venue under the STK brand at the Vanderbilt hotel in San Juan, Puerto Rico. STK Puerto Rico shall receive a $250,000 Entry Fee, $125,000 of which has been received in May 2016 and is included in deferred license revenue in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. STK Puerto Rico will also receive royalty fees equal to 5% of the gross revenues generated by the restaurant, 2% of the first $1.8 million of annual gross revenues from the beach venue and 5% of annual gross revenue from the beach venue in excess of $1.8 million. The license agreement expires in 2026 with one five-year extension if certain financial goals are met. Work on the restaurant and beach venue is expected to commence sometime in 2018 with an opening targeted late in 2018 at the earliest.

In November 2016, The ONE Group-MENA, LLC entered into a license agreement with Horizon Hospitality Holdings Limited to develop and operate up to three restaurants under the STK brand in Dubai and Abu Dhabi. The ONE Group-MENA, LLC shall receive a $600,000 Entry Fee, $375,000 of which has been received in February 2017 and is included in deferred license revenue in the accompanying consolidated balance sheets as of September 30, 2017. The ONE Group-MENA, LLC will also receive $250,000 for each STK location opened and royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the tenth anniversary of the opening of the first restaurant with one ten-year renewal option. The STK restaurant and beach venue are expected to open before the end 2017.

In February 2017, The ONE Group-Qatar Ventures, LLC entered into a license agreement with Katara Hospitality QSC to develop and operate a restaurant under the STK brand in Doha, Qatar. The ONE Group-Qatar Ventures, LLC shall receive a $250,000 Territory Fee, $125,000 of which has been received in March 2017 and is included in deferred license revenue in the accompanying consolidated balance sheets as of September 30, 2017. The ONE Group-Qatar Ventures, LLC will also receive royalty fees equal to 5% of the gross revenues generated by each restaurant. The license agreement expires on the fifth anniversary of the opening of the restaurant with one five-year renewal option. The restaurant is expected to open in 2018.

Included in General and Administrative costs this quarter is a $500,000 charge related to an arrangement with a management agreement partner to resolve a dispute surrounding fees.

Note 13 - Discontinued operations:
Management decided to cease operations for the following entities: One Atlantic City (2012), STKOUT Midtown (2013), BBCLV (2013), Heraea (2013), Miami Services (2014) and Tenjune (2014).

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Other current assets	$107,630	$107,630
Assets of discontinued operations - current	107,630	107,630

Security deposits	75,000	84,904
Assets of discontinued operations - long term	75,000	84,904

Accounts payable and accrued liabilities	545,585	529,797
Liabilities of discontinued operations - current	545,585	529,797

Net assets	$(362,955)	$(337,263)

Summarized operating results related to these entities are included in discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—
Costs and Expenses	(376)	2,885	105,996	1,287
Net income (loss) from discontinued operations, net of taxes	$376	$(2,885)	$(105,996)	$(1,287)

Note 14 - Litigation:

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In November 2015, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle LA, an equity investee of the Company, which has since ceased operations, (collectively, the “Defendants”) alleging that the Defendants neglected to conform to California state and local rest and meal period requirements as well as other employment-related allegations. In April 2017, the Defendants agreed with the plaintiffs to propose court approval of a class action settlement to avoid the uncertainty and risk associated with continued litigation, which agreement was preliminarily approved by the court.  Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company accrued $245,000 under general and administrative expenses, which represents its share in the settlement costs.  In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle LA's share of the settlement costs, of approximately $52,500.  Final judgment by the court of this settlement agreement was entered on September 26, 2017 and settlement payment has been made by the Company in October 2017.

In May 2016, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle NY, an equity investee of the Company, (collectively, the “Defendants”), alleging that the Defendants improperly took tip credits due to those employees, as well certain other employment-related allegations. In May 2017, to avoid the uncertainty, risks and cost associated with continued litigation, the Defendants reached a settlement agreement with the plaintiffs. Such settlement agreement was preliminarily approved by the court.  Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company accrued $550,000 under general and administrative expenses, which represents its share in the settlement costs.  In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle NY’s share of the settlement costs, of approximately $275,000.  Final approval by the court of this settlement agreement is not scheduled to occur until November 2017.

Note 15 - Stockholders’ equity:

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2017 and December 31, 2016, there were 25,228,278 and 25,050,628 outstanding shares of common stock, respectively, and no outstanding shares of preferred stock.  As a result of the expiration of the Public Warrants in February 2016, an aggregate of 1,437,500 shares of common stock were forfeited by the Company's initial shareholders that held shares prior to the Company's initial public offering and such shares were canceled.

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

Note 16 - Stock-based compensation:
In October 2013, the board of directors approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”) pursuant to which the Company may issue options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2013 Plan has reserved 4,773,992 shares of common stock for issuance. All awards will be approved by the board of directors or a committee of the board of directors to be established for such purpose. At September 30, 2017, 1,675,207 shares remain available for issuance under the 2013 Plan.

The Company’s outstanding stock options and restricted stock have maximum contractual terms of up to ten years, principally vest ratably over five years. Stock options are granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. All equity awards immediately vest upon a liquidation or a change in control event. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock and all unvested shares of the Company's restricted stock will become unrestricted shares of the Company's common stock when vested. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

As of September 30, 2017, all 2,142,035 options and 875,000 shares of unvested restricted stock outstanding, respectively, were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive; the exercise prices of such options are above the average market price.

The Company recognized $199,509 and $343,505, for the three months ended September 30, 2017 and 2016, respectively, and $743,928 and $723,433 for the nine months ended September 30, 2017 and 2016, respectively, of non-cash stock-based compensation expense related to options, restricted stock awards and unrestricted stock grants in general and administrative expense in the consolidated statements of operations.

As of September 30, 2017, there was approximately $1.3 million of total unrecognized compensation cost related to unvested share-based option compensation grants, which is expected to be amortized over a weighted-average period of 3.8 years.

A summary of the status of stock option awards and changes during the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2016	1,857,012	$4.28
Granted	960,000	2.13
Cancelled, expired, or forfeited	674,977	$3.24
Outstanding at September 30, 2017	2,142,035	$3.65	7.23	$—
Exercisable at September 30, 2017	986,211	$4.63	5.36	$—

The weighted-average grant-date fair value of option awards outstanding as of September 30, 2017 and December 31, 2016 are $1.39 and $1.65, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2017 is $0.86. There were no grants during the three months ended September 30, 2017.

A summary of the weighted-average assumptions utilized in the Black-Scholes option-pricing model to value the stock options granted during the nine months ended September 30, 2017 are presented below:

Expected volatility	37%
Risk-free rate of return	1.86%
Expected life (in years)	6.50 years
Dividend yield	—
Stock price at grant date	$2.13

A summary of the status of restricted stock awards and changes during the nine months ended September 30, 2017 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2016	716,250	$2.73
Granted	410,000	2.13
Vested	(81,750)	2.73
Cancelled, expired, or forfeited	(169,500)	$2.73
Non-vested at September 30, 2017	875,000	$2.45

On April 10, 2017, the Company granted one board member a grant of 22,167 shares of common stock, which shares vested immediately as of the date thereof. The closing stock price was $2.03. On June 30, 2017, the Company granted four board members each a grant of 19,139 shares of common stock, which shares vested immediately as of the date thereof. The closing stock price was $2.17. The Company recorded compensation expense related to these awards of $205,000 for the nine months ended September 30, 2017. Such grants were awarded consistent with the Company's board compensation practices. There were no grants during the three months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
STKs	$15,333,320	$16,317,636	$48,725,113	$45,280,770
F&B	2,478,052	2,061,964	7,576,427	6,019,967
Other	—	—	1,835,033	699,500

	$17,811,372	$18,379,600	$58,136,573	$52,000,237

Segment Profit (loss):
STKs	$1,051,756	$1,349,879	$3,420,859	$4,412,029
F&B	2,478,052	2,061,964	7,576,427	6,019,967
Other	(108,890)	52,476	1,005,769	477,593

Total segment profit	3,420,918	3,464,319	12,003,055	10,909,589

General and administrative	2,766,565	2,634,585	9,773,654	8,178,840
Depreciation and amortization	950,513	758,282	2,621,063	1,828,359
Interest expense, net of interest income	325,135	79,768	804,308	277,251
Other	212,760	2,360,226	2,129,588	4,521,014

Loss from continuing operations before provision for income taxes	$(834,055)	$(2,368,542)	$(3,325,558)	$(3,895,875)

	September 30, 2017	December 31, 2016

Property & equipment, net:
STKs	$37,969,582	$36,505,741
F&B	278,680	253,120
Other	56,377	56,378
Total	38,304,639	36,815,239

Note 18 - Geographic information:

The following table contains certain financial information by geographic location for the nine months ended September 30, 2017 and 2016, respectively (the Company's foreign operations are mainly based in the United Kingdom, Spain and Italy):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States:
Revenues - owned units	$15,333,320	$16,317,636	$50,560,146	$45,980,270
Management, incentive and royalty fee revenue	1,565,189	1,496,612	5,102,960	4,290,779

Foreign:
Management and development fee revenue	912,863	$565,352	2,473,467	1,729,188

The following table contains certain financial information by geographic location at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
United States:
Net assets	$(1,284,784)	$3,899,627

Foreign:
Net assets	$5,390,750	$3,478,910

Note 19 - Income taxes:

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss (excluding derivative income) incurred over the three-year period ended December 31, 2016. Such objective evidence is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which included the recent decline in operating profits during the fourth quarter when compared to the fourth quarter of prior years, the Company believed it is more likely than not that the net deferred tax assets in the United States may not be fully realized in the future. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $12.0 million was recorded to reflect the portion of the deferred tax asset that is not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the projections for growth. For the three and nine months ended September 30, 2017 there were increases to the valuation allowance representing the net operating losses incurred during these periods and other adjustments.

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

The Company recognized an income tax expense of $178,807 for the three months ended September 30, 2017, compared to an income tax benefit of $4,046,961 for the three months ended September 30, 2016.  The Company’s effective tax rate was (21.5)% for the three months ended September 30, 2017 compared to 170.8% for the three months ended September 30, 2016.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods. For the three months ended September 30, 2017 and September 30, 2016 the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

The Company recognized an income tax expense of $365,264 for the nine months ended September 30, 2017, compared to an income tax benefit of $3,567,299 for the nine months ended September 30, 2016.  The Company’s effective tax rate was (11.0)% for the nine months ended September 30, 2017 compared to 91.6% for the nine months ended September 30, 2016.

These changes in the effective tax rates were due to several factors but are primarily dependent on the pre-tax income or loss and discrete items of the applicable periods. For the nine months ended September 30, 2017 and September 30, 2016 the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

Note 20 - Subsequent events:

On October 30, 2017, our Board of Directors appointed Board member Emanuel Hilario to the position of President and Chief Executive Officer. Jonathan Segal, the Company’s founder and then current Chief Executive Officer, was named as the Executive Chairman of the Board, with responsibility for global licensing and business development opportunities. Michael Serruya, our then current Chairman of the Board stepped down as Chairman but remained a director.
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

Overview

We are a global hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of November 13, 2017, we owned and operated (under lease agreements) 11, managed (under management agreements) 13 restaurants and lounges and licensed (under a licensing agreement) one restaurant, including 14 STKs in major metropolitan cities in the United States and Europe (of which eight are owned, five are managed and one is operated under a licensing agreement). In addition, we provided food and beverage services in six hotels and casinos, one of which is under a lease agreement and five of which are under separate management agreements. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. STK restaurants are expected to open in San Diego, California and in Austin, Texas in mid-2018. The lease for STK Boston was terminated in March 2017. The average unit volume, check average and beverage mix for STK restaurants that have been open a full twelve months at September 30, 2017 were $11.6 million, $110.73 and 41%, respectively.

In addition to operating stand-alone restaurants, we also operate turn-key food and beverage services at high-end hotels and casinos, which, in some cases, include upscale restaurants, such as STK. Our diversified portfolio of differentiated, high-energy food and beverage hospitality solutions provides landlords and owners a choice of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can initially generate $500,000 to $750,000 of annual pre-tax income. We also own or manage a small number of other standalone restaurants and lounges.

Net loss for the nine months ended September 30, 2017 was $3.8 million compared to a net loss for the nine months ended September 30, 2016 of $327,000, and included a loss from discontinued operations of $106,000 and income from discontinued operations of $1,000 for the nine months ended September 30, 2017 and 2016, respectively. Net loss for the three months ended September 30, 2017 was $1.0 million compared to net income for the three months ended September 30, 2016 of $1.7 million and included income from discontinued operations of $376 and $3,000 for the three months ended September 30, 2017 and September 30, 2016. The income or loss from discontinued operations reflects our exiting of non-strategic and underperforming units during these periods and the results of operations during the wind down period.

Recent Developments

On October 30, 2017, our Board of Directors appointed Board member Emanuel Hilario to the position of President and Chief Executive Officer. Jonathan Segal, the Company’s founder and then current Chief Executive Officer, was named as the Executive Chairman of the Board, with responsibility for global licensing and business development opportunities. Michael Serruya, our then current Chairman of the Board stepped down as Chairman but remained a director.
Focus on Core Business
The Company intends to focus on its core business model, with an emphasis on management and licensing opportunities, improving sales, labor and operational efficiencies, and reducing general and administrative costs.

Our Growth Strategies and Outlook

Our growth model is comprised of the following four primary drivers:

Expansion of STK. We have identified a number of additional major metropolitan markets globally where we could grow our STK brand over time. We expect to open as many as two to three STKs annually in the next three years primarily through licensing agreements, provided that we are able to identify prospective licensees, acceptable locations and quality restaurant managers available to support such growth. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

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

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards these operational initiatives. We expect same store sales to continue the positive same store sales trend through the remainder of the fourth quarter of 2017.  We also expect operating margin improvements as our restaurants and services mature.  However, there can be no assurances that any increases in our operating margins will be achieved. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices.

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

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operations to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of six units for the three months ended September 30, 2017. We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow comparable restaurant sales at those restaurants.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: owned STK units ("STKs"), food and beverage hospitality management agreements ("F&B") and Other concepts ("Other"). We believe STKs, F&B and Other to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our STKs segment consists of leased restaurant locations and competes in the full service dining industry. Our F&B segment consists of management agreements in which we operate the F&B services in hotels, casinos and other high-end locations globally and could include an STK, which we refer to as managed STK units. We refer to owned STK units and managed STK units together as “STK units.” Generally, these management agreements generate management fees on net revenue and incentive fees on net operating profit as further described in each particular agreement. Our Other segment includes owned non-STK leased locations and promotional events like the Super Bowl.

Revenues

Owned unit net revenue. Owned unit net revenues, which includes STKs and Other segment brands, consists of food, beverage, and miscellaneous merchandise sales net of any discounts, such as management and employee meals, associated with each sale. As of September 30, 2017, beverage sales comprised 41% of STKs and Other food and beverage sales, before giving effect to any discounts, with food comprising the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

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

Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable portions of rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate and property taxes, utilities and other occupancy related costs and is measured by tracking occupancy as a percentage of revenues.

Direct operating expenses. Direct operating expenses consists of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry and linen costs and typically tracks revenues.

Outside services. Outside services includes music and entertainment costs, such as the use of live DJs, promoter costs, security services, outside cleaning services at certain locations and commissions paid to event staff for banquet sales.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	$15,333,320	$16,317,636	$50,560,146	$45,980,270
Management and incentive fee revenue (1)	2,478,052	$2,061,964	7,576,427	6,019,967
Total revenue	17,811,372	18,379,600	58,136,573	52,000,237

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,878,359	4,119,652	12,933,570	11,427,202
Unit operating expenses	10,512,095	10,795,629	33,199,948	29,663,446
General and administrative	2,766,565	2,634,585	9,773,654	8,178,840
Depreciation and amortization	950,513	758,282	2,621,063	1,828,359
Lease termination expense	—	—	28,161	—
Pre-opening expenses	495,884	2,035,541	2,141,239	4,481,144
Transaction expenses	—	505,000	254,011	505,000
Income of equity method investees	(264,005)	(178,342)	(156,402)	(492,130)
Derivative income	—	—	—	(100,000)
Interest expense, net of interest income	325,135	79,768	804,308	277,251
Other (income) expense	(19,119)	(1,973)	(137,421)	127,000

Total costs and expenses	18,645,427	20,748,142	61,462,131	55,896,112

Loss from continuing operations before provision for income taxes	(834,055)	(2,368,542)	(3,325,558)	(3,895,875)

Provision (benefit) for income tax	178,807	(4,046,961)	365,264	(3,567,299)

(Loss) income from continuing operations	(1,012,862)	1,678,419	(3,690,822)	(328,576)

Income (loss) from discontinued operations, net of taxes	376	(2,885)	(105,996)	(1,287)

Net (loss) income	(1,012,486)	1,681,304	(3,796,818)	(327,289)
Less: net income attributable to noncontrolling interest	153,588	200,443	71,469	212,220

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	$1,480,861	$(3,868,287)	$(539,509)

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(1,166,450)	1,477,976	(3,762,291)	(540,796)
Income (loss) from discontinued operations, net of taxes	376	(2,885)	(105,996)	(1,287)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	$1,480,861	$(3,868,287)	$(539,509)

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(1,166,074)	1,480,861	(3,868,287)	(539,509)
Other comprehensive income (loss)
Currency translation adjustment	106,789	(132,236)	190,320	(150,616)

Comprehensive loss	$(1,059,285)	$1,348,625	$(3,677,967)	$(690,125)

(1) Such management and incentive fee revenue is based on a percentage of aggregate food and beverage sales at managed units which totaled $27,798,252 and $23,292,906 for the three months ended September 30, 2017 and 2016, and $79,186,576 and $67,221,335 for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth certain statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Owned unit net revenues	86.1%	88.8%	87.0%	88.4%
Management and incentive fee revenue	13.9%	11.2%	13.0%	11.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Food and beverage costs (1)	25.3%	25.2%	25.6%	24.9%
Unit operating expenses (1)	68.6%	66.2%	65.7%	64.5%
General and administrative	15.5%	14.3%	16.8%	15.7%
Depreciation and amortization	5.3%	4.1%	4.5%	3.5%
Lease termination expense	—%	—%	—%	—%
Pre-opening expenses	2.8%	11.1%	3.7%	8.6%
Transaction expenses	—%	2.7%	0.4%	1.0%
Income of equity method investees	(1.5)%	(1.0)%	(0.3)%	(0.9)%
Derivative income	—%	—%	—%	(0.2)%
Interest expense, net of interest income	1.8%	0.4%	1.4%	0.5%
Other (income) expense	(0.1)%	—%	(0.2)%	0.2%

Total costs and expenses	104.7%	112.9%	105.7%	107.5%

Loss from continuing operations before provision for income taxes	(4.7)%	(12.9)%	(5.7)%	(7.5)%

Provision (benefit) for income tax	1.0%	(22.0)%	0.6%	(6.9)%

(Loss) income from continuing operations	(5.7)%	9.1%	(6.3)%	(0.6)%

Income (loss) from discontinued operations, net of taxes	—%	—%	(0.2)%	—%

Net (loss) income	(5.7)%	9.1%	(6.5)%	(0.6)%
Less: net income attributable to noncontrolling interest	0.9%	1.1%	0.1%	0.4%

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(6.5)%	8.1%	(6.7)%	(1.0)%

Amounts attributable to The ONE Group Hospitality, Inc.:
(Loss) income from continuing operations	(6.5)%	8.0%	(6.5)%	(1.0)%
Income (loss) from discontinued operations, net of taxes	—%	—%	(0.2)%	—%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(6.5)%	8.1%	(6.7)%	(1.0)%

Net (loss) income attributable to The ONE Group Hospitality, Inc.	(6.5)%	8.1%	(6.7)%	(1.0)%
Other comprehensive income (loss)
Currency translation adjustment	0.6%	(0.7)%	0.3%	0.3%

Comprehensive loss	(5.9)%	7.3%	(6.3)%	(1.3)%

(1) These expenses are shown as a percentage of owned unit net revenues.

The following tables show our operating results by segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$15,333,320	$—	$—	$15,333,320	$16,317,636	$—	$—	$16,317,636
Management and incentive fee revenue	—	2,478,052	—	2,478,052	—	2,061,964	—	2,061,964
Total revenue	15,333,320	2,478,052	—	17,811,372	16,317,636	2,061,964	—	18,379,600

Cost and expenses:
Owned operating expenses:
Food and beverage costs	3,875,270	—	3,089	3,878,359	4,119,652	—	—	4,119,652
Unit operating expenses	10,406,294	—	105,801	10,512,095	10,848,105	—	(52,476)	10,795,629
Total costs and expenses	14,281,564	—	108,890	14,390,454	14,967,757	—	(52,476)	14,915,281

Income from restaurant and hospitality operations	$1,051,756	$2,478,052	$(108,890)	3,420,918	$1,349,879	$2,061,964	$52,476	3,464,319

General and administrative				2,766,565				2,634,585
Transaction costs				—				505,000
Depreciation and amortization				950,513				758,282
Pre-opening expenses				495,884				2,035,541
Income of equity method investees				(264,005)				(178,342)
Interest expense, net of interest income				325,135				79,768
Other (income) expense				(19,119)				(1,973)
Total costs and expenses				4,254,973				5,832,861

Loss from continuing operations before provision for income taxes				$(834,055)				$(2,368,542)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	STKS	F&B	OTHER	TOTAL	STKS	F&B	OTHER	TOTAL

Revenues:
Owned unit net revenues	$48,725,113	$—	$1,835,033	$50,560,146	$45,280,770	$—	$699,500	$45,980,270
Management and incentive fee revenue	—	7,576,427	—	7,576,427	—	6,019,967	—	6,019,967
Total revenue	48,725,113	7,576,427	1,835,033	58,136,573	45,280,770	6,019,967	699,500	52,000,237

Cost and expenses:
Owned operating expenses:
Food and beverage costs	12,563,294	—	370,276	12,933,570	11,287,302	—	139,900	11,427,202
Unit operating expenses	32,740,960	—	458,988	33,199,948	29,581,439	—	82,007	29,663,446
Total costs and expenses	45,304,254	—	829,264	46,133,518	40,868,741	—	221,907	41,090,648

Income from restaurant and hospitality operations	$3,420,859	$7,576,427	$1,005,769	12,003,055	$4,412,029	$6,019,967	$477,593	10,909,589

General and administrative				9,773,654				8,178,840
Transaction costs				254,011				505,000
Lease termination costs				28,161				—
Depreciation and amortization				2,621,063				1,828,359
Pre-opening expenses				2,141,239				4,481,144
Income of equity method investees				(156,402)				(492,130)
Derivative income				—				(100,000)
Interest expense, net of interest income				804,308				277,251
Other (income) expense				(137,421)				127,000
Total costs and expenses				15,328,613				14,805,464

Loss from continuing operations before provision for income taxes				$(3,325,558)				$(3,895,875)

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, non-recurring gains and losses, losses from discontinued operations, stock based compensation and certain transactional costs. EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of operating performance, as they provide a clear picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business as well as evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies despite possible differences in calculation. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period.

The following table presents a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	1,480,861	$(3,868,287)	$(539,509)
Net income attributable to noncontrolling interest	153,588	200,443	71,469	212,220
Net (loss) income	(1,012,486)	1,681,304	(3,796,818)	(327,289)
Interest expense, net of interest income	325,135	79,768	804,308	277,251
Provision (benefit) for income tax	178,807	(4,046,961)	365,264	(3,567,299)
Depreciation and amortization	950,513	758,282	2,621,063	1,828,359

EBITDA	441,969	(1,527,607)	(6,183)	(1,788,978)

Deferred rent (1)	13,865	(276,404)	(39,288)	(407,451)
Pre-opening expenses	495,884	2,035,541	2,141,239	4,481,144
Lease termination expense	—	—	28,161	—
Transaction costs	—	505,000	254,011	505,000
(Income) loss from discontinued operations, net of taxes	(376)	(2,885)	105,996	(1,287)
Derivative income	—	—	—	(100,000)
Stock based compensation (2)	199,509	343,505	743,928	723,433
Legal settlement costs (2)	—	—	795,000	—
Equity share of legal settlement costs	—	—	269,670	—
Fee adjustment (2)	500,000	—	500,000	—

Adjusted EBITDA	1,650,851	1,077,150	4,792,534	3,411,861
Adjusted EBITDA attributable to noncontrolling interest	207,658	253,471	268,879	426,821
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,443,193	$823,679	$4,523,655	$2,985,040

(1)	Deferred rent is included in unit operating expenses on the statement of operations and comprehensive (loss) income.

(2)	These items are included in general and administrative expenses on the statement of operations and comprehensive (loss) income.

Adjusted Net income (Loss). We define Adjusted Net income (loss) as Net income (loss) before discontinued operations, non-recurring gains and losses, transaction costs, derivative expense, stock based compensation, non-cash impairment losses, and non-recurring acceleration of depreciation. Adjusted Net (loss) income has been presented in this Quarterly Report on Form 10-Q and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted Net (loss) income has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We believe that Adjusted Net income (loss) provides a clear picture of our operating results by eliminating certain non-cash or non-recurring expenses that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

The following table presents a reconciliation of Net (loss) income to Adjusted Net (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(1,166,074)	$1,480,861	$(3,868,287)	$(539,509)
Net income attributable to noncontrolling interest	153,588	200,443	71,469	212,220

Net (loss) income	(1,012,486)	1,681,304	(3,796,818)	(327,289)

Lease termination expense	—	—	28,161	—
Transaction costs	—	505,000	254,011	505,000
(Income) loss from discontinued operations, net of taxes	(376)	(2,885)	105,996	(1,287)
Derivative income	—	—	—	(100,000)
Stock based compensation	199,509	343,505	743,928	723,433
Legal settlement costs	—	—	795,000	—
Equity share of legal settlement costs	—	—	269,670	—
Fee adjustment	500,000	—	500,000	—

Adjusted net (loss) income	(313,353)	2,526,924	(1,100,052)	799,857
Adjusted net (loss) income attributable to noncontrolling interest	153,588	200,443	71,469	212,220
Adjusted net (loss) income attributable to The ONE Group Hospitality, Inc.	$(466,941)	$2,326,481	$(1,171,521)	$587,637

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Owned unit net revenues. Owned unit net revenues for STKs decreased $984,000, or 6.0%, from $16.3 million for the three months ended September 30, 2016 to $15.3 million for the three months ended September 30, 2017. This decrease was primarily due to the temporary suspension of business in venues in Florida in September 2017 due to hurricane conditions and the closure of our Washington DC location in December 2016, and was partially offset by sales from the Denver, Colorado venue (opened in January 2017) and positive same store sales in the New York venues. Comparable owned STK unit sales decreased 0.9% for the three months ended September 30, 2017 (excludes an estimated 3.2% impact from the closures as a result of Hurricane Irma in Florida). For this quarter, sales for the month of September were excluded from both periods for the locations directly impacted by weather closure. The increase in same store sales is largely due to an increase in business at the New York venues.

Management and incentive fee revenue. Management and incentive fee revenues increased $416,000, or 20.2%, from $2.1 million during the three months ended September 30, 2016 to $2.5 million for the three months ended September 30, 2017. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, Nevada, and international locations.

Revenue generated from these restaurants, lounges, and F&B services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the three months ended September 30, 2017, comparable unit sales of owned or managed STK increased 1.9% as compared to the three months ended September 30, 2016. For this quarter, sales for the month of September were excluded from both periods for the locations directly impacted by weather closure.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs decreased $244,000, or 5.9%, from $4.1 million or 25.2% of owned unit net revenues for the three months ended September 30, 2016 to $3.9 million or 25.3% of owned unit net revenues for the three months ended September 30, 2017. The decrease in food and beverage costs related primarily to a decrease in sales volume. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the three months ended September 30, 2017 and 2016, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Unit operating expenses. Unit operating expenses for STKs decreased $442,000, or 4.1%, from $10.8 million or 66.5% of owned unit net revenues for the three months ended September 30, 2016 to $10.4 million or 67.9% of owned unit net revenues for the three months ended September 30, 2017. The increase in operating expenses was primarily due to the opening of our STK in Orlando, Florida and the opening of our STK Denver, Colorado. Unit operating costs in our Other segment were $(52,000) for the three months ended September 30, 2016 and $106,000 for the three months ended September 30, 2017.

General and administrative. General and administrative costs increased $132,000 to $2.8 million, or 5.0%, during the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016. Included in general and administrative costs this quarter is a $500,000 charge related to an arrangement with a management agreement partner to resolve a dispute. Offsetting this charge were reductions in headcount and expense saving initiatives implemented over the past several months. General and administrative costs as a percentage of total revenues was 15.5% and 14.8% for the three months ended September 30, 2017 and 2016, respectively. Before the fee settlement general and administrative costs for the three months ended September 30, 2017 was $2.3 million, 12.7% of total revenue.

Depreciation and amortization. Depreciation and amortization expense increased $192,000, or 25.4%, from $758,000 in the three months ended September 30, 2016 to $951,000 for the three months ended September 30, 2017. The increase is primarily due to the opening of our STKs in Orlando, Florida and Denver, Colorado.

Pre-opening expenses. Restaurant pre-opening costs decreased $1.5 million, or 75.6%, from $2.0 million or 11.1% of total revenues for the three months ended September 30, 2016 to $496,000 or 2.8% of total revenues for the three months ended September 30, 2017. Pre-opening costs for the three months ended September 30, 2016 relate primarily to the opening of the STK in Orlando, Florida. Pre-opening expenses during the three months ended September 30, 2017 related primarily to the STKs San Diego, California and Austin, Texas. Included in pre-opening expenses is deferred rent income of approximately $14,000 and $60,000 at September 30, 2017 and September 30, 2016, respectively.

Income of equity method investees. Income of equity method investees increased by $86,000 from $178,000 for the three months ended September 30, 2016 to $264,000 for the three months ended September 30, 2017. The increase is primarily related to the positive performance of the investment operations.

Interest expense, net of interest income. Interest expense, net of interest income was $325,000 for the three months ended September 30, 2017, compared to $80,000 for the three months ended September 30, 2016. The increase is due to the promissory notes signed during the second half of 2016.

Other expense. Other expense was $19,000 of net other income, or 0.1% of total revenues for the three months ended September 30, 2017, compared to $2,000 of other income, or 0.0% of total revenues, for the three months ended September 30, 2016.

Provision for income taxes. Provision for income taxes increased by $4.2 million to $179,000 of income tax expense during the three months ended September 30, 2017 from $4.0 million tax benefit during the three months ended September 30, 2016. The tax expense increased due to the several factors primarily related to the Company's exclusion of jurisdictions with losses in which no benefit can be realized for the three months ended September 30, 2017.

Net income attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased $47,000 to $153,000 for the three months ended September 30, 2017 from $200,000 during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

Owned unit net revenues. Owned unit net revenues for STKs increased $3.4 million, or 7.6%, from $45.3 million for the nine months ended September 30, 2016 to $48.7 million for the nine months ended September 30, 2017. This increase was primarily due to the opening of our STKs in Orlando, Florida in May 2016 and Denver, Colorado in January 2017 and was partially offset by the closing of the STK in Washington, DC in December 2016, a decline in sales at the STK in Chicago, Illinois and the impact from the temporary suspension of business related to weather conditions in September 2017. Comparable owned STK unit sales decreased by 0.5% for the nine months ended September 30, 2017 (excludes an estimated 1.1% impact from the closures as a result of Hurricane Irma in Florida). Sales for the month of September were excluded from both periods for the locations directly impacted by weather closure. The decrease in same store sales is primarily due to decreased business at the STKs in Miami, Florida and Chicago, Illinois offset by an increase in New York venues.

Owned unit net revenues in our Other segment increased $1.1 million, or 162.3%, from $700,000 for the nine months ended September 30, 2016 to $1.8 million for the nine months ended September 30, 2017. This increase is primarily due to an increase in revenue from off-site catering events partially offset by the closing of Cucina Asellina in Atlanta.

Management and incentive fee revenue. Management and incentive fee revenues increased $1.6 million, or 25.9%, from $6.0 million during the nine months ended September 30, 2016 to $7.6 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in our management and incentive fee revenue for our STK in Las Vegas, Nevada, and to a lesser extent TOG Milan.

Revenue generated from these restaurants, lounges, and food and beverage services at hospitality venues impacts both our owned unit net revenues and the amount of management and incentive fees earned. For the nine months ended September 30, 2017, comparable unit sales of owned or managed STKs increased 2.2% as compared to the nine months ended September 30, 2016. For this quarter, sales for the month of September were excluded from both periods for the locations directly impacted by weather closure.

Costs and Expenses

Food and beverage costs. Food and beverage costs for STKs increased $1.3 million, or 11.3%, from $11.3 million or 24.9% of owned unit net revenues for the nine months ended September 30, 2016 to $12.6 million or 25.8% of owned unit net revenues for the nine months ended September 30, 2017. The increase in food and beverage costs related primarily to the opening of our STKs in Orlando, Florida and Denver, Colorado. The food and beverage costs as a percentage of owned unit net revenues increased due to rising beef costs. Food revenues as a percentage of total food and beverage revenues for locations open for the entire period were approximately 59% for the nine months ended September 30, 2017 and 2016. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Food and beverage costs in our Other segment increased $230,000, or 164.7%, from $140,000 or 20.0% of other owned unit net revenues for the nine months ended September 30, 2016 to $370,000 or 20.2% of owned unit net revenues for the nine months ended September 30, 2017. This increase was primarily due to the increase in off-site catering revenue.

Unit operating expenses. Unit operating expenses for STKs increased $3.1 million, or 10.7%, from $29.6 million or 65.3% of owned unit net revenues for the nine months ended September 30, 2016 to $32.7 million or 67.2% of owned unit net revenues for the nine months ended September 30, 2017. The increase in operating expenses was primarily due to the new venues. Unit operating costs in our Other segment increased $377,000, from $82,000 at September 30, 2016 to $459,000 at September 30, 2017.

General and administrative. General and administrative costs increased $1.6 million to $9.8 million, or 19.5%, during the nine months ended September 30, 2017 from $8.2 million for the nine months ended September 30, 2016. General and administrative costs as a percentage of total revenues increased from 15.7% for the nine months ended September 30, 2016 to 16.8% for the nine months ended September 30, 2017. This increase was primarily due to settlement liabilities of approximately $1.3 million as well as an increase in professional fees. Before the settlement liability, general and administrative costs for the nine months ended September 30, 2017 was $8.5 million or 14.6% of revenue.

Depreciation and amortization. Depreciation and amortization expense increased $793,000, or 43.4%, from $1.8 million in the nine months ended September 30, 2016 to $2.6 million for the nine months ended September 30, 2017. The increase is primarily due to the opening of our STKs in Orlando, Florida and Denver, Colorado.

Pre-opening expenses. Restaurant pre-opening costs decreased $2.3 million, or 52.2%, from $4.5 million or 8.6% of total revenues for the nine months ended September 30, 2016 to $2.1 million or 3.7% of total revenues for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we incurred pre-opening costs related to the opening of our STKs in Denver, Colorado, San Diego, California and Austin and Dallas, Texas; for the nine months ended September 30, 2016 we incurred pre-opening expense related to the opening of our STK in Orlando, Florida. Included in pre-opening expenses are deferred rent expense of approximately $49,000 and $363,000 at September 30, 2017 and September 30, 2016, respectively.

Transaction costs. Transaction costs were $254,000 for the nine months ended September 30, 2017 compared to $505,000 for the nine months ended September 30, 2016. Transaction costs consist of legal and advisory fees related to the exploration of strategic alternatives.

Income of equity method investees. Income of equity method investees decreased by $336,000 from $492,000 for the nine months ended September 30, 2016, to $156,000 for the nine months ended September 30, 2017. The decrease is primarily related to the settlement of a legal liability and to the closing of the Bagatelle unit in Los Angeles.

Derivative income. There was no derivative income for the nine months ended September 30, 2017, compared to income of $100,000 for the nine months ended September 30, 2016. Derivative income represents the decrease in the total fair value of the derivative liability that is related to the potential exercise of the publicly traded warrants. These warrants expired on February 27, 2016 and the remaining balance was written off in the first quarter of 2016.

Interest expense, net of interest income. Interest expense, net of interest income was $804,000 for the nine months ended September 30, 2017, compared to $277,000 for the nine months ended September 30, 2016. The increase is due to the promissory notes signed during the second half of 2016.

Other expense (income). Other expense (income) increased by $264,000 from $127,000 of other expense, or 0.2% of total revenues for the nine months ended September 30, 2016 to $137,000 of other income, or 0.2% of total revenues, for the nine months ended September 30, 2017.

Provision for income taxes. Provision for income taxes increased by $3.9 million to $365,000 of income tax expense during the nine months ended September 30, 2017 from a $3.6 million tax benefit during the nine months ended September 30, 2016. The tax expense decreased due to the several factors primarily related to the Company's exclusion of jurisdictions with losses in which no benefit can be realized for the nine months ended September 30, 2017.

(Loss) income from discontinued operations, net of taxes. No operations were closed during the nine months ended September 30, 2017 and September 30, 2016. Loss from discontinued operations was $106,000 for the nine months ended September 30, 2017 and income of $1,000 for the nine months ended September 30, 2016, respectively.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $141,000, to $71,000 for the nine months ended September 30, 2017 from $212,000 during the nine months ended September 30, 2016.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. We anticipate requiring additional capital in order to grow our business and fund our operating expenses. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months following the issuance of the consolidated financial statements, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations and borrowings under our term loan agreement. We cannot be sure that these sources will be sufficient to finance our operations beyond that period, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, or warrant or option expenses. As of September 30, 2017, we had cash and cash equivalents of approximately $1.8 million. If we are unable to access necessary capital to meet our liquidity needs, we may have to delay or discontinue expansion of our business or raise funds on terms that we may consider unfavorable.

Our capital expenditures during fiscal 2017 will be significantly less than prior years since our currently planned two to three new owned STK restaurants are expected to open in the next 18 months, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories to be approximately $4.5 million. This includes capital spending relating to our Denver, Colorado STK opened in early 2017 and our San Diego, California STK not yet opened. We expect to fund our anticipated capital expenditures for fiscal 2017 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Our current plan is to enter into license agreements for the operation of STKs where we are not required to put up any capital. We will depend significantly on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2017. If our business does not generate enough cash flow from operations as expected, and replacement funding sources are not otherwise available to us, we may not be able to expand our operations at the pace currently planned.

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

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,699	$3,605
Investing activities	(4,114)	(8,601)
Financing activities	(1,544)	5,099
Effect of exchange rate changes on cash	160	(153)
Net increase (decrease) in cash and cash equivalents	$201	$(50)

Operating Activities

For the nine months ended September 30, 2017, cash flows provided by operating activities were $5.7 million, consisting of a net loss of $3.8 million, which included adjustments for depreciation, amortization, deferred rent and other non-cash charges including non-cash stock-based compensation of $744,000 totaling $4.2 million. Net cash outflow of operating assets and liabilities totaled $5.2 million and included increases in accounts receivable of $206,000, security deposits of $12,000, accounts payable and accrued expenses of $3.8 million, due to related parties of $375,000 and deferred revenue of $800,000 and decreases in in inventory of $140,000, other assets of $235,000 and prepaid expenses of $95,000.

For the nine months ended September 30, 2016, cash flows provided by operating activities were $3.6 million, consisting of a net loss of $327,000, which included income from discontinued operations of $1,000 and adjustments for depreciation, amortization, deferred rent and other non-cash charges totaling $369,000, including a non-cash derivative income of $100,000 and a non-cash stock-based compensation of $723,000. Net cash outflow of operating assets and liabilities totaled $2.7 million and included increases in accounts receivable of $495,000, security deposits of $40,000, accounts payable and accrued expenses of $1.7 million, inventory of $11,000, other assets of $317,000 and deferred revenue of $556,000 and decreases in other current assets of $1.3 million, due from related parties of $605,000 and distributions from equity investees of $269,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $4.1 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Net cash used in investing activities for the nine months ended September 30, 2016 was $8.6 million, consisting primarily of purchases of property and equipment of $8.6 million, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants during the period.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $1.5 million, consisting of proceeds from a Loan Agreement of $1.0 million and an increase in cash overdraft of $883,000. This was offset by principal payments of $2.8 million on the term loan and loan agreements, payments of $248,000 on the equipment financing agreements and distributions to non-controlling interest of $410,000.

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

As of September 30, 2017, the issued letters of credit in the total amount of approximately $1.4 million for our STK locations in Orlando, Florida, Chicago, Illinois and Westwood, California remain outstanding.

The Term Loan is being repaid in 60 consecutive equal monthly installments which commenced on January 1, 2015, with each such installment to be in the principal amount of approximately $125,000. The Term Loan bears interest at a rate per annum equal to 5.00%.

The Term Loan Agreement contains default provisions customary for loans of this type, including, among others, defaults related to payment failures, failure to comply with covenants, material misrepresentations, defaults under other material indebtedness, the occurrence of a “change in control,” bankruptcy and related events, material judgments, a “material adverse change,” the invalidity or revocation of any loan document or any lien on the collateral shall no longer be valid or perfected or have the same priority. If an event of default shall occur and be continuing under the Term Loan, the Term Loan may be terminated and the principal amount outstanding under the Term Loan, together with all accrued unpaid interest, may be declared immediately due and payable. As of September 30, 2017, amounts borrowed under the Term Loan were approximately $3.4 million.

On June 2, 2015, we and our affiliates (the "Borrowers") entered into a second term loan agreement (the "Second Term Loan Agreement") with BankUnited, N.A. wherein BankUnited, N.A. agreed to make multiple advances to the Borrowers in the aggregate principal amount of up to $6,000,000. On April 1, 2016, we commenced payment of 54 consecutive equal monthly installments of $111,111.11 or such lesser amount as shall be equal to the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) 54; provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise. This second term loan bears interest at a rate per annum equal to 5.0%. Our obligations under the Second Term Loan Agreement are secured by substantially all of our assets. The outstanding balance under the Second Term Loan Agreement at September 30, 2017 was approximately $4.0 million. The Term Loan Agreement with BankUnited, N.A. remains outstanding.

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

We were in compliance with all of our financial covenants under the Term Loan Agreements and the Second Term Loan Agreement as of September 30, 2017. We believe based on current projections and the adjusted covenant definition that we will continue to comply with such covenants through the next four quarters following the issuance of the consolidated financial statements.

Equipment Finance Agreements

On June 5, 2015, we entered into a $1,000,000 Equipment Finance Agreement (the "Agreement") with Sterling National Bank. The Agreement covers certain equipment at our STKs in Orlando, Florida and Chicago, Illinois. The Agreement calls for 60 monthly payments of $19,686 including interest commencing July 1, 2015. At September 30, 2017, the amount outstanding under the Agreement was approximately $594,000 and payments of $51,000 were made for the three months ended September 30, 2017.

On August 16, 2016, we entered into a $712,187 Equipment Finance Agreement (the "Equipment Finance Agreement") with Sterling National Bank. The Equipment Finance Agreement covers certain equipment at our STKs that are or were under construction in San Diego, California, Denver, Colorado and at our STK in Orlando, Florida. This Equipment Finance

Agreement bears interest at a rate per annum equal to 5.0%. Our obligations under the Equipment Finance Agreement are secured by the equipment purchased with proceeds of the Equipment Finance Agreement. The Equipment Finance Agreement calls for 60 monthly payments of $13,769 including interest commencing September 1, 2016. At September 30, 2017, the amount outstanding under the Equipment Financing Agreement was approximately $579,000 and payments of $34,000 were made for the three months ended September 30, 2017.

Ontario Note

On June 27, 2016, we entered into a $1,000,000 loan agreement with 2235570 Ontario Limited (the "Ontario Noteholder") through an unsecured promissory note ("the Ontario Note"). In consideration of the loan amount, the Ontario Noteholder received a warrant (the "Ontario Warrant") to purchase 100,000 shares of our common stock at an exercise price of $2.61. The Warrant is exercisable at any time through June 27, 2026, in whole or in part. The Ontario Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. The fair value of the Ontario Warrant of $125,000 is treated as a reduction of the principal balance of the Ontario Note and is amortized in interest expense over the term of the Ontario Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At September 30, 2017, the amount outstanding under the Ontario Note was $1.0 million.

Anson Notes

On August 11, 2016, we entered into a $3,000,000 loan agreement with Anson Investments Master Fund LP ("Anson") through an unsecured promissory note (the "Anson August Note"). In consideration of the loan amount, Anson received a warrant ("the Anson August Warrant") to purchase 300,000 shares of our common stock at an exercise price of $2.61. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. The Anson August Note bears interest at a rate of 10% per annum, payable quarterly commencing on September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. The fair value of the Anson August Warrant of $360,000 is treated as a reduction of the principal balance of the Anson August Note and is amortized in interest expense over the term of the Anson August Note. We used the Black-Scholes option pricing model to calculate the fair value of the warrant as of the grant date. At September 30, 2017, the amount outstanding under the Anson August Note was $3.0 million.

On October 24, 2016, we entered into a $2,250,000 loan agreement with Anson through an unsecured promissory note (the "Anson October Note"). In consideration of the loan amount, we also issued to Anson a warrant (the "Anson October Warrant") to purchase 340,000 shares of our common stock at an exercise price of $2.39 per share. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of our common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 9.99% of the total number of shares of our common stock then issued and outstanding. The Anson October Note bears interest at a rate of 10% per annum, payable quarterly commencing December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. At September 30, 2017, the amount outstanding under the Anson October Note was $2.3 million.

American Express Loan

On February 17, 2017, certain of our subsidiaries (the “Borrowers”) entered into a $1,000,000 Business Loan and Security
Agreement (the “Loan Agreement”) with American Express Bank, FSB (“American Express”). In consideration of the loan amount each Borrower granted American Express a security interest in accounts receivable as specified therein.
Pursuant to the Loan Agreement the Borrowers agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to the repayment schedule set forth therein. The entire balance of the loan amount is due and payable 365 days after the disbursement of the initial loan amount.   At September 30, 2017, the amount outstanding under the Loan Agreement was approximately $354,000 and payments of $230,000 were made for the three months ended September 30, 2017.

We believe that net cash provided by anticipated operating activities and construction allowances provided by landlords of certain locations will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 12 to 18 months.

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

The Company recognized an income tax expense of $178,807 for the three months ended September 30, 2017, compared to an income tax benefit of $4,046,961 for the three months ended September 30, 2016.  The Company’s effective tax rate was (21.5)% for the three months ended September 30, 2017 compared to 170.8% for the three months ended September 30, 2016.

The Company recognized an income tax expense of $365,264 for the nine months ended September 30, 2017, compared to an income tax benefit of $3,567,299 for the nine months ended September 30, 2016.  The Company’s effective tax rate was (11.0)% for the nine months ended September 30, 2017 compared to 91.6% for the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 5, 2017, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. Our internal control over financial reporting was also not effective as of September 30, 2017.

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

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims common to the restaurant and hospitality industry in the ordinary course of our business. We carry liability insurance of types and in amounts that we believe are commensurate with the nature and extent of our operations. In addition, companies in the restaurant and hospitality business, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. None of these types of litigation has had a material effect on us and as of the date of this report, we are not a party to any material pending legal proceedings.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Employment Agreement, dated October 30, 2017, by and between the ONE Group Hospitality, Inc. and Emanuel Hilario. (Incorporated by reference to Form 8-K filed on November 3, 2017).

10.2	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal. (Incorporated by reference to Form 8-K filed on November 3, 2017).

101.1
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for Nine Months Ended September 30, 2017 and 2016; (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2017

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ LINDA SILUK
Linda Siluk
Chief Financial Officer