Form 10-K
period 2017-12-31
ONE Group Hospitality, Inc.
filed 2018-04-17
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $35,694,779.

Number of shares of Common Stock outstanding as of April 6, 2018:  27,252,101

DOCUMENTS INCORPORATED BY REFERENCE

None

Cautionary Note Regarding Forward-Looking Statements:

We would like to caution our readers that this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business as a result of Federal and State legislation, future litigation and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. These risk and uncertainties include, but are not limited to, the risk factors discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The One Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “year ended” refers to the entire calendar year, unless the context otherwise indicates.

Item 1. Business

The ONE Group Hospitality, Inc. is a Delaware corporation that develops, owns and operates, or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We define turn-key food and beverage (“F&B”) services as those services that can be scaled and implemented by us at a particular hospitality venue and customized per the requirements of the client. We became The One Group Hospitality, Inc. through a reverse merger completed in October 2013. Our stock trades on the NASDAQ under the symbol “STKS”.

We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance and cuisine into one great experience. Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Cosmopolitan Hotel, Royalton, Hippodrome Casino, Hyatt and ME Hotels.

We opened our first restaurant in January 2004 in New York City and as of December 31, 2017, we owned, operated, or managed or licensed 31 venues including 14 STKs in major metropolitan cities in the United States, Europe and Middle East. In addition, we provided food and beverage services in five hotels and casinos. We generate management and incentive fee revenue from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

	Venues
	STK	STK Rooftop	Bagatelle	F&B Hospitality	Total
Company-owned	8	2	-	-	10
Managed	4	-	-	13	17
Licensed	2	1	-	-	3
Other	-	-	1	-	1
	14	3	1	13	31

We expect to continue to expand our operations domestically and internationally through a mix of licensed restaurants and managed units using a disciplined and targeted site selection process (“capital light strategy”). We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of $1.0 million to $2.0 million over the next 12 months. There can be no assurance that we will be able to expand our operations at the rate we currently expect, or at all.

STK

STK is a global steakhouse restaurant concept with locations in major metropolitan cities. STK artfully blends the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality and service of a traditional upscale steakhouse. Each STK location features a large, open restaurant and bar area with a DJ playing music throughout the restaurant, offering our customers a high-energy, fun “destination” environment that encourages social interaction. We believe this concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We currently operate eight owned, four managed and two licensed STK restaurants in major metropolitan cities, such as Atlanta, Chicago, Denver, Ibiza, Las Vegas, London, Los Angeles, Miami, Milan, New York and Orlando. We expect to open an STK restaurant in the Andaz Hotel in San Diego, California in the second quarter of 2018.

Our growth in 2018 is expected to continue with the planned opening of licensed locations in Puerto Rico, Dubai, Qatar and Mexico. We had plans to open company-owned restaurants in Austin and Dallas, TX, but have determined that opening these locations is not in line with our capital light strategy. Accordingly, we wrote off assets of $0.6 million in 2017 related to these locations.

Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2017, the average unit volume, check average and beverage mix for owned and managed STK restaurants that have been open 18 months at December 31, 2017 were $10.8 million, $110.39 and 37%, respectively.

We are focused on expanding our global footprint. We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concepts and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 30 additional major metropolitan areas across the globe where we could grow our STK brand over the next several years. We expect to open as many as three to five STKs annually in the foreseeable future primarily through licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth. From time to time, based on the quality of the opportunity and our current strategy, we may open one or more company-owned restaurants.

F&B Hospitality Services Business

We believe that through our developmental and operational knowledge and know-how, we are able to provide comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. Currently we are operating under five F&B hospitality management agreements with hotels and casinos throughout the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf. Our F&B hospitality contracts generate revenues for us through management fees, which are typically calculated as a percentage of the operation’s revenues, as well as additional milestone and incentive fees based on the operation’s profitability. We typically target F&B hospitality service opportunities where we believe we can generate $500,000 to $750,000 of pre-tax income. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability going forward, enabling us to generate management fee income with minimal capital expenditures.

We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business model. We continue to receive inbound inquiries regarding new opportunities globally, as well as continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. Going forward, we expect to enter into one to two new F&B hospitality agreements annually.

Sourcing and Supply Chain

We seek to ensure consistent quality of the food and beverages served at all of our properties through the coordination and cooperation of our purchasing and culinary departments. All product specifications are established on a global basis by our culinary and purchasing teams, which are then disseminated to all locations through recipe books for all dishes served at our properties.

We maintain consistent, high quality, pricing standards and procedures for all top volume purchases at our restaurants. Suppliers are selected and pricing is negotiated on a national level in each country where one or more of our restaurants operate. We test new suppliers on a regional basis for an extended period prior to utilizing them on a national basis. We periodically review supplier consistency and satisfaction with our location chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high quality specifications. We also utilize purchasing software at some of our locations to facilitate a true bidding process on local purchases. In markets where we have not instituted this software, we require local chefs to seek bids from multiple suppliers to ensure competitive pricing. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program imposes guidelines for ordering beverage products at our properties. Beverage managers at each location are provided with national guidelines for standardized products. We utilize a third-party company to conduct beverage inventory and cost reviews. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2017, the sale of alcoholic beverages accounted for approximately 34% of restaurant revenues.

On a company-wide basis, no supplier of food accounts for more than 30% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of such purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of a supplier would not have a material adverse effect on our costs of supplies.

Advertising and Marketing

Our marketing efforts are designed to strengthen our brand recognition in markets where we currently operate and to create brand awareness in new markets prior to opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out of home advertising, and a strong internal public relations team to increase the frequency with which our existing customers visit our facilities and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. The primary focus of our marketing is to increase awareness of our brand and our overall reputation for quality, service and delivering a high-energy experience. For example, our “Not Your Daddy’s Steakhouse” branding campaign for STK is integrated into marketing communications including digital, radio, print and outdoor advertisement. Additional marketing functions include the use of our website, www.togrp.com, to facilitate online reservations and gift card sales to drive revenue.

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, such as upscale steakhouse chains such as Del Frisco’s, Flemings and The Capital Grille, as well as local upscale steakhouses. There is also competition from other upscale and high-energy restaurants such as Nobu and Lavo, as well as other high-end hospitality services companies such as the Gerber Group, Lettuce Entertain You and Esquared Hospitality. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our second and fourth quarters have higher sales volume than other quarters of the year.

Intellectual Property

Our rights in our registered and unregistered intellectual property, including trademarks and service marks, are significant to our business. We are the owners of the U.S. federal registration rights to the “STK,” “Cucina Asellina” and “Asellina” marks, as well as several related word marks and design marks related to our brands. We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We license the rights to use certain trademarks we own or license to our licensees in connection with their operations. We also own several other trademarks and service marks. It is our policy to defend our marks against encroachment by others.

Employees

As of December 31, 2017, we employed 50 persons (inclusive of 7 in reservations and 6 in event planning) in our corporate office and an aggregate of 103 full-time salaried employees at our locations. In addition, we rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. Average head count for employees in our restaurants is 88. Combining full-time and part-time employees, we employ and manage approximately 2,000 persons worldwide. We have never experienced a work stoppage and our employees are not represented by labor organization.

Government Regulation

Our operations are subject to extensive federal, state and local governmental regulation, including health, safety, labor, sanitation, building and fire agencies in the state, county, municipality or jurisdiction in which the restaurant is located. In certain states, our restaurants are subject to “dram shop” statutes, which generally provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state labor laws govern our relationship with our employees and affect operating costs. The development and construction of additional restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of restaurants for an indeterminate period of time, fines or third party litigation.

Available Information

We are subject to the information requirements of the Exchange Act. We therefore file period reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Additionally, copies of our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports are available for viewing and copying through our internet site (www.togrp.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. We typically post information about us on our website under the Investor Relations tab, including materials used at investor conferences. We do not incorporate any information found or accessible through our website into this Annual Report on Form 10-K.

We also make available on our website and in print to any stockholder who requests it, our Audit and Compensation Committees charters, as well as the Code of Conduct that applies to all directors, officers and associates of the company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

Item 1A. Risk Factors

RISK FACTORS

Ownership of our common stock involves certain risks. Holders of our common stock and prospective investors should carefully consider the following risks and other information contained in this document, including our historical financial statements and related notes included herein. The following risk factors could materially adversely affect our business, consolidated financial condition and results of operations. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. The risks and uncertainties below are all those that we have identified as material, but may not be the only risks and uncertainties facing us. Our business is subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions.

Our business is dependent on discretionary spending patterns, business travel and overall general economic conditions.

We, together with the rest of the restaurant industry, depend on consumer discretionary spending, business travel and the overall economic environment. Disruptions in the overall economy, including recessions, high unemployment, foreclosures, bankruptcies and other economic impacts could affect consumers’ ability and willingness to spend discretionary dollars. Reductions in business travel and dining, which we believe accounts for a majority of our weekday revenues at our hotel-based restaurants and food and beverage services operations, would adversely affect our revenues. Reductions in discretionary income and spending would also impact our casino-based restaurants and food and beverage services operations. If uncertain economic conditions were to persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new location openings, close locations and delay our re-modeling of existing locations. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

We have a limited number of venues in the cities where we operate, and are therefore sensitive to economic and other trends and developments in these cities.

We typically operate one to three venues in the cities where we operate. In the foreseeable future, we will continue to maintain a relatively small number of restaurants and F&B service locations. Accordingly, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, and changes in customer preferences or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests and licensees. Our key strategies are to:

-	Drive same store sales;
-	Improve operational efficiency at our restaurants;
-	Reduce corporate general and administrative expenses; and
-	Grow our portfolio through licensing and management deals.

Improving comparable location sales and restaurant-level margins depends in part on whether we are able to achieve revenue growth through increases in the average check and increases in customer traffic, and to further expand our private dining business at each location. We believe there are opportunities to increase the average check at our locations through selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our location sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. We believe select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing locations for any reason, our profitability and results of operations could be adversely affected.

One key element of our growth strategy is opening new restaurants and F&B hospitality services locations. We believe there are opportunities to open approximately four to seven new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing or management agreements (referred to as our “capital light strategy”). However, there can be no assurance that we will be able to open new restaurants or F&B hospitality services locations at the rate that we currently expect.

Our success in growing our business through the opening of new restaurants and F&B hospitality locations is dependent upon a number of factors, including our ability to: operate in markets that we are not familiar with, find suitable license and food and beverage partners, find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, manage construction and development costs, recruit and train appropriate staff and properly manage the new venue. Unanticipated costs or delays in the development or construction of future restaurants could impede our ability to open new restaurants timely and cost effectively, which could have a negative impact on our business, financial condition and results of operations. Specifically, some of the factors that adversely affect the cost and time associated with the development and construction of our restaurants include: labor disputes, shortages of materials or skilled labor, adverse weather conditions, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design, and other unanticipated increases in cost.

Additionally, our venues are expensive to build and we and our licensees incur significant capital and pre-opening expense. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends. New locations may not be profitable and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for certain buildout costs as well as pre-opening expenses incurred in connection with opening such operations.

Competition in the restaurant industry is intense.

The restaurant and hospitality industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. The industry is also characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, trends and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant and hospitality industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef in general, which are significant components of our concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

A substantial number of national and regional restaurant chains, as well as independently owned restaurants, compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses. There is also competition from non-steak but upscale and high-energy restaurants, as well as other high-end hospitality services companies and high-energy nightlife concepts. To the extent that our restaurants and F&B hospitality services operations are located in hotels, casinos, resorts and similar client locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

Some of our competitors have greater financial, marketing and operating resources than we do, have been in business longer, have greater name recognition and are better established in the markets where our restaurants and F&B hospitality services operations are located or where we may expand. In addition, improved product offerings in the fast casual segment of the restaurant industry, combined with the effects of negative economic conditions and other factors, may lead consumers to choose less expensive alternatives. Our inability to compete successfully with other restaurants, other F&B hospitality services operations and other segments of the industry may harm our ability to maintain acceptable levels of revenue growth, limit our development of new restaurants or concepts, or force us to close one or more of our restaurants or F&B hospitality services operations.

We may also need to evolve our concepts in order to compete with popular new restaurant or F&B hospitality services operation formats, concepts or trends that emerge from time to time, and we cannot provide any assurance that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability.

We face a variety of risks associated with doing business with licensees.

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2017, licensees operated STK restaurants in Ibiza and Dubai and operate an STK Rooftop in San Diego, CA and we are currently working with other licensees to open additional restaurants in Puerto Rico, Abu Dhabi, Dubai and Mexico. Our licensees are required to operate our restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws. In addition, if our licensees fail to make investments necessary to maintain or improve the restaurants, guest preference for our brand could suffer. Our licensees are subject to business risks similar to those we face such as competition; customer acceptance; fluctuations in the cost, quality and availability of raw ingredients; increased labor costs; difficulty obtaining acceptable site leases; and difficulty obtaining proper financing. Failure of licensed restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation and our business.

The success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees.  The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations.  Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed venues restaurants in their licensing areas, or that the licensees, once selected, will be able to negotiate acceptable lease or purchase terms for prospective sites or to obtain the necessary approvals for such sites, or that financing will be available to construct and open new venues.

To the extent that our operations are located in hotels, casinos or similar destinations, our results of operations and growth are subject to the risks facing such venues.

Our ability to grow and realize profits from our operations in hotels, casinos and other branded or destination venues are dependent on the success of such venues’ business. We are subject to the actions and business decisions of our clients and third parties, in which we may have little or no influence in the overall operation of the applicable venue and such actions and decisions could have an adverse effect on our business and operations. For example, in 2015, a third party contractor working on an unrelated matter caused a sprinkler head to break, resulting in water damage resulting in the opening of one of our restaurants to be delayed.

We depend upon frequent deliveries of food, alcohol and other supplies, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh products, including beef, seafood, quality produce and related items from reliable sources in accordance with our specifications. We currently purchase our food products from various suppliers. We have elected to purchase our beef from a limited number of suppliers. If there were any shortages, interruptions or significant price fluctuations in beef or seafood or if our suppliers were unable to perform adequately or fail to distribute products or supplies to our restaurants, or terminate or refuse to renew any contract with us, this could cause a short-term increase of our costs or cause us to remove certain items from our menu, increase the price of certain offerings or temporarily close a location, which could adversely affect our business and results of operations.

In addition, we purchase beer, wine and spirits from distributors who own the exclusive rights to sell such alcoholic beverage products in the geographic areas in which our locations reside. Our continued ability to purchase certain brands of alcoholic beverages depends upon maintaining our relationships with those distributors, of which there can be no assurance. In the event any of our alcohol beverage distributors cease to supply us, we may be forced to offer brands of alcoholic beverage which have less consumer appeal or that do not match our brand image, which could adversely affect our business and results of operations.

Increases in commodity prices would adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef typically represents approximately 33% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We may enter into fixed price supply contracts or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results, as increased energy prices may cause increased transportation costs for beef and other commodities and supplies, as well as increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

Failure to protect food supplies and adhere to food safety standards could result in food borne illnesses and adversely affect our business.

We believe that food safety and reputation for quality is of significance to any company that, like us, operates in the restaurant industry. Food safety, including the prevention of tampering or contamination, is a focus of increased government regulatory initiatives at the local, state and federal levels.

Failure to protect our food supply or enforce food safety policies, such as proper food temperature and adherence to shelf life dates, could result in food-borne illnesses to our guests. Also, our reputation of providing high quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce the demand for certain or all of our menu offerings. If any of our guest become ill from consuming our products, the affected restaurants may be forced to close and we may be subject to legal liability. An instance of food contamination from one of our restaurants or suppliers could have far-reaching effects, as the contamination, or the perception of contamination could affect any or all of our restaurants. Publicity related to either product contamination, recalls, or food-borne illness, including Bovine-Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, listeria, salmonella and e-coli may also injure our brand and may affect the selection of our restaurants by our guests or licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our licensees.

We face the risk of adverse publicity in connection with our operations, including as a result of increased social media usage.

The quality of our food and our facilities are two of our competitive strengths. Therefore, adverse publicity, whether accurate or not, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our venues or those operated by others could negatively impact us. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our locations less appealing and could reduce customer traffic and/or impose practical limits on pricing.

The use of social media platforms allows individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish content from their subscribers and participants, often without filters or checks on the accuracy of the content posted. Information concerning our company may be posted on such platforms at any time. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the opportunity to disseminate this information immediately is seemingly limitless and readily available. This information may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business.

We face the risk of litigation in connection with our operations.

We are, from time to time, the subject of complaints or litigation from our consumers alleging, among other things, illness, injury or other food quality, health or operational concerns. The inappropriate use of social media vehicles by our employees or customers could lead to litigation and result in negative publicity that could damage our reputation. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. A significant increase in the number of these claims or in the number of such claims that are successful could materially adversely affect our brand, financial condition or operating results. Like most employee practices liability insurance policies, our policy does not provide protection against hour and wage claims, and therefore litigation in the area could adversely impact our financial condition.

We occupy most of our restaurants and some of our food and beverage hospitality services locations under long-term non-cancelable leases under which we may remain obligated to perform even if we close those operations, and we may be unable to renew leases at the end of their terms.

Most of our restaurants and some of our food and beverage hospitality operations are currently located in premises that we lease. Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from 1 to 5 years. We believe that future leases that we enter into will be on substantially similar terms. Fixed payments and/or minimum percentage rent payments under our operating leases and management agreements account for a significant portion of our operating expenses. This may increase our vulnerability to general adverse economic and industry conditions, limit our ability to obtain additional financing, and limit our flexibility in planning for or reacting to changes in our business.

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

Additionally, negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would under some circumstances have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages (which are subject to collectability risk) as our sole recourse. Our development of new locations may also be adversely affected by the negative financial situations of potential developers, landlords and host sites. Such parties may delay or cancel development projects or renovations of existing projects due to the instability in the credit markets and recent declines in consumer spending. This could reduce the number of high-quality locations available that we would consider for our new operations or cause the quality of the sites in which the restaurants and food and beverage hospitality services operations are located to deteriorate. Any of these developments could have an adverse effect on our existing businesses or cause us to curtail new projects.

Our operations may be negatively impacted by seasonality, adverse weather conditions, natural disasters or acts of terror.

Our business is subject to seasonal fluctuations, adverse weather conditions and natural disasters that may at times affect the regions in which our restaurants and F&B hospitality services operations are located, regions that supply or produce food products for our restaurants, or locations of our distribution network. As a result of the seasonality of our business due to weather, holiday events and other factors, our quarterly results for any one quarter or fiscal year may not be indicative of results to be expected for any other quarter or for any year.

In addition, if adverse weather conditions or natural disasters such as fires and hurricanes affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs, any of which would adversely affect our business. For example, we believe that the poor weather conditions in the New York City area at the end of 2014 and the beginning of 2015, as well as Hurricane Irma in Florida in 2017, had a negative impact on our sales and results of operations. We could also experience shortages or delayed shipments at our restaurants if adverse weather or natural disasters affect our distribution network, which could adversely affect our restaurants and our business as a whole. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, we may experience a reduction in customer traffic, which could adversely affect our restaurants and our business as a whole. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause. Catastrophic weather conditions are likely to affect the supply of and costs for food products. If we do not anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

Terrorism, including cyber-terrorism or efforts to tamper with food supplies, could have an adverse impact on our brand and results of operations.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

We estimate that approximately 75% our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants. With this liability shift, any restaurant or merchant that is not using an approved chip-and-pin point-of-sale device would be liable for counterfeit or fraudulent charges (aka chargebacks).

The majority of our sales are by credit or debit cards, and other restaurants and retailers have experienced security breaches in which such information has been stolen. Additionally, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants; with this shift, any restaurant or merchant that is not using an approved chip and pin point of sale device could become liable for counterfeit or fraudulent charges, or chargebacks. Despite the implementation of security measures (such as the employment of internal resources and external consultants to conduct auditing and testing for weaknesses in our informational technology environment), our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access or disclosure, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. Unauthorized access, loss or dissemination could disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business. To the extent that any such disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential, proprietary or personal information, we could incur liability, suffer reputational damage or poor financial performance or become the subject of regulatory actions by state, federal or non-US authorities, any of which could adversely affect our business.

We are subject to numerous and changing U.S. federal and foreign government regulations. Failure to comply with or substantial changes in government regulations could negatively affect our sales, increase our costs or result in fines or other penalties against us.

Each of our venues is subject to licensing and regulation by the health, sanitation, safety, labor, building environmental (including but not limited to disposal, pollution, and the presence of hazardous substances) and fire agencies of the respective states, counties, cities, and municipalities in which it is located, as well as under federal law. These regulations govern the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. Alcoholic beverage control regulations govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  Typically, our locations’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, despite judicial and congressional challenges to certain aspects of the Affordable Care Act (the “ACA”), the ACA currently establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The Food and Drug Administration is also permitted to require additional nutrient disclosures, such as trans-fat content. We are not currently subject to requirements to post nutritional information on our menus or in our locations though there can be no assurance that we will not become subject to these requirements in the future. Our compliance with the Affordable Care Act or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

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

Changes to wage, immigration and labor laws could increase our costs substantially.

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 31, 2017, approximately 32% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the “FICA tip credit”). We utilize the federal FICA tip credit to reduce our periodic federal income tax expense. Changes in the tax law could reduce or eliminate the FICA tip credit, which could negatively impact our results of operations and cash flows in future periods.

Further, the U.S. Congress and Department of Homeland Security may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

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

We may not be able to protect our brands, trademarks, service marks or other proprietary rights.

We have registered, or have applications pending to register, the trademarks STK, Asellina and Cucina Asellina with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. Our brands, which include our trademarks, service marks and other intellectual property and proprietary rights, are important to our success and our competitive position. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent other from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights or may assert that we are infringing rights they have in their trademarks, service marks, patents or other proprietary rights. Any such disputes could force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets.

Each of our intellectual property marks is pledged as collateral securing our term loan agreements with BankUnited, N.A. (“BankUnited”). Default under these agreements could enable BankUnited to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global pandemic might also adversely impact our business by disrupting or delaying production and delivery of products and materials in our supply chain and causing staff shortages in our restaurants. The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people in a communal atmosphere.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely affect our business and financial results.

Our success depends substantially on the contributions and abilities of key executives and other employees, and on our ability to recruit and retain high quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees to maintain our current business and support our projected growth could adversely affect our business and financial results.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

As disclosed in Item 9A and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management identified material weaknesses in our internal control over financial reporting related to a lack of an effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with GAAP, improper segregation of duties and other design gaps in our information technology environment, including the ability of accounting and finance employees who have custody over cash accounts to process and record transactions within our accounting system and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. These material weaknesses were primarily due to an insufficient complement of finance and accounting resources within the organization. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective for the year ended December 31, 2016 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework issued in 2013. During 2017, we initiated a formal remediation plan designed to address these material weaknesses, which we are in the process of implementing. As of December 31, 2017, management believes that these material weakness have not been remediated.

During 2018, management believes that its efforts will remediate the material weaknesses identified as of December 2017, but cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that additional material weaknesses will not be discovered in the future. If our remedial measures are insufficient to address these material weaknesses, or if other material weaknesses are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in a loss of investor confidence or delisting and adversely affect the market price of our common stock.

We may need to secure additional financing to support our operations and fund growth.

We expect to rely on our cash flow from operations, tenant improvement allowances and other third-party financing to support our operations and growth. In the event our cash flow is insufficient to fund further expansion, we may need to secure additional funding, including but not limited to sales of additional shares of our capital stock and the incurrence of third party debt or equity to fund our growth. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, investor appetite, lender and investor sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive.

To the extent that we are dependent on additional financing consisting of debt, additional cash flow will be required to service such debt and will most likely contain further restrictive covenants limiting our financial and operational flexibility. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Additionally, our ability to raise capital and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

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

We may not be able to comply with certain debt covenants or generate sufficient cash flow to make payments on our debt.

Our current credit agreements contain a number of significant restrictive covenants that generally limit our ability to, among other things:

•	incur additional indebtedness or make amendments to indebtedness, subject to certain exceptions;
•	issue guarantees;
•	make investments;
•	use assets as security in other transactions or create any other liens;
•	sell assets or merge with or into other companies; and
•	make capital expenditures in excess of specified amounts.

Our credit agreements also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable, which could render us insolvent. If we breach these covenants and fail to comply with the credit agreements, and the lenders accelerate the amounts outstanding, our business and results of operations would be adversely affected.

The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and an estimate of impact has been recognized in our tax expense for 2017. We continue to examine the impact this tax reform legislation may have on our business. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 (“SAB 118”) allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. The Company will continue to assess the impact of the recently enacted tax law on its consolidated financial statements, the impact of which could adversely affect our business and financial condition.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold a significant percentage of our outstanding common stock. Accordingly, these stockholders are able to control or have a significant impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders affirmed such action. In addition, such concentrated control may adversely affect the price of our common stock and sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our common stock.

Provisions in our amended and restated certificate of incorporation, our bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and our bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our Board of Directors (the “Board”) is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected each year. As a result, at a given annual meeting, only a minority of the Board may be considered for election. Since our staggered Board may prevent our stockholders from replacing a majority of our Board at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

Moreover, our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Under the terms of our amended and restated certificate of incorporation, our Board may authorize and issue up to 10,000,000 shares of one or more series or class of preferred stock with rights superior to those of holders of common stock in terms of liquidation and dividend preference, voting and other rights. The issuance of preferred stock would reduce the relative rights of holders of common stock vis-à-vis the holders of preferred stock without the approval of the holders of common stock. In addition, to the extent that such preferred stock is convertible into shares of common stock, its issuance would result in a dilution of the percentage ownership of holders of common stock on a fully diluted basis. In addition, the issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of our company.

We are also subject to the anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal or management more difficult and may discourage transactions that otherwise could involve a payment of a premium over prevailing market prices for our securities.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock could fluctuate significantly due to a number of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading value in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in the industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any properties. Each of our locations operates in premises leased by its operating subsidiary or functions pursuant to a management agreement with one of our hospitality partners.

As of December 31, 2017, our locations that we lease under operating lease agreements are as follows:

Venue	Location	Ownership	Square Feet (1)	Lease Expiration (2)
STK Atlanta	Atlanta, GA	100.00%	12,000	12/31/2026
STK Chicago	Chicago, Illinois	100.00%	9,300	9/30/2025
STK Denver	Denver, Colorado	100.00%	7,000	6/30/2026
STK Downtown (3)	New York City, NY	61.22%	24,000	4/30/2025
STK Miami Beach	Miami Beach, FL	100.00%	11,400	10/31/2027
STK Midtown	New York City, NY	100.00%	13,400	8/23/2031
STK Orlando (3)	Orlando, Florida	100.00%	16,300	11/30/2030
STK San Diego (4)	San Diego, California	100.00%	8,400	4/30/2026
STK Westwood (5)	Los Angeles, California	100.00%	11,200	4/30/2025

(1)	Approximate
(2)	Lease expiration date is based on term of lease as specified in applicable operating lease agreement without taking into account renewal options.
(3)	Includes rooftop lounge.
(4)	Anticipated to open during second quarter of 2018. Lease currently in effect.
(5)	In addition to our restaurant, we manage the pool bar and overall hospitality services for the attached hotel.

As of December 31, 2017, locations that we operate under management and licensing agreements, but in which we have no direct ownership interest, are:

Venue	Hotel/Casino	Location	Square Feet (1)	Management/License Agreement Expiration (2)
STK Dubai	Jumeirah Beach Residence	Dubai, UAE	10,000	12/4/2027
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	13,300	7/18/2026
STK Las Vegas	The Cosmopolitan	Las Vegas, NV	10,000	1/28/2020
STK London	ME London	London, England	8,000	12/31/2022
STK Milan	ME Milan	Milan, Italy	7,200	5/11/2025
STK Rooftop San Diego	Andaz Hotel	San Diego, CA	8,000	4/30/2026
STK Toronto	—	Toronto, Canada	9,800	7/30/2030
Heliot	Hippodrome Casino	London, England	4,900	7/12/2022
Lola’s Underground Casino	Hippodrome Casino	London, England	3,500	7/12/2022
Marconi	ME London	London, England	1,900	12/31/2022
Radio Rooftop Bar (Lounge)	ME London	London, England	5,500	12/31/2022
Radio Rooftop Bar (Lounge)	ME Milan	Milan, Italy	5,200	5/11/2025

(1)	Approximate
(2)	Management/License agreement expiration date is based on original term as specified in applicable agreement without taking into account renewal options

In addition to the locations above, we lease approximately 13,800 square feet in New York City, New York for our corporate headquarters. This lease is set to expire in August 2021.

We also lease approximately 1,300 square feet of office space in London, England. The lease is set to expire in August 2018.

Item 3. Legal Proceedings

We are subject to claims common to our industry and in the ordinary course of our business. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accrual for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

For information regarding material legal settlements that we made in 2017, see Note 16. “Litigation” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". The following table sets forth the high and low sale prices for our common stock for each calendar quarter indicated:

	Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$2.29	$1.47	$3.24	$2.33
Second Quarter	2.41	1.83	2.96	2.24
Third Quarter	2.19	1.33	2.84	2.25
Fourth Quarter	2.64	1.31	3.43	1.98
Source: NASDAQ Capital Market

Our public units and warrants, which expired on February 27, 2016, were traded on the OTCQB marketplace under the symbols “STKSU” and “STKSW”, respectively. The following table includes the high and low bids for these units and warrants for the period indicated:

	Units		Warrants
	High	Low	High	Low
1/1/2016 – 2/27/2016	$2.15	$1.10	$0.02	$0.0045
Source: OTC IQ

Holders

As of April 6, 2018, we estimate that there were 98 holders of record of our common stock.

Dividends

Although certain of our subsidiary limited liability companies ("LLCs") make distributions to members of our subsidiary LLCs, we have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board and will depend on our earnings, our capital requirements, compliance with debt covenants, overall financial condition and such other factors as the Board may consider. As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends. We currently intend to retain our earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

Not required as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We are a hospitality company that develops, owns and operates upscale, high-energy restaurants and lounges and provides turn-key F&B services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of December 31, 2017, we owned, operated or managed 31 venues including 14 STKs in major metropolitan cities in the United States, Europe and the Middle East. In addition, we provided food and beverage services in five hotels and casinos, one of which includes an owned restaurant and four of which are under separate management agreements. Our primary restaurant brand is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. Our plans for near term growth include the opening of an owned STK restaurant in San Diego in 2018. Our growth in 2018 will continue with the opening of licensed locations in Puerto Rico, Dubai, Qatar and Mexico. The average unit volume, check average and beverage mix for STK restaurants that have been open a full 18 months at December 31, 2017 were $10.8 million, $110.39 and 37%, respectively.

In addition to operating stand-alone restaurants, we operate turn-key F&B services at high-end hotels and casinos, which, in some cases, include upscale restaurants such as STK. Our diversified portfolio of differentiated, high-energy F&B hospitality solutions provides landlords and owners the option of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on the profitability of the underlying operations. We typically target food and beverage hospitality opportunities where we believe we can generate $500,000 to $750,000 of annual pre-tax income. We also own or manage other standalone restaurants and lounges inside hotels and casinos.

Our loss from continuing operations before income taxes was $3.8 million for the year ended December 31, 2017 compared to a loss from continuing operations before income taxes of $6.0 million for the year ended December 31, 2016. The reduced loss from continuing operations before income taxes in 2017 compared to 2016 is due to overall sales growth and profitability improvements from existing restaurants, new owned restaurants and managed and licensed locations combined with reductions in pre-opening expenses partially offset by increased settlement costs and higher interest expense.

Our net loss for the year ended December 31, 2017 was $4.0 million compared to a net loss of $16.5 million for the year ended December 31, 2016. In December 2016, we recorded a valuation allowance of approximately $12.7 million against our deferred tax assets.

Stockholders’ equity transactions

In November 2017, we entered into a Securities Purchase Agreement with certain investors pursuant to which we issued and sold in a registered direct offering an aggregate of 1.75 million shares of our common stock, at an offering price of $1.50 per share for gross proceeds of approximately $2.6 million before deducting expenses associated with the offering. In a concurrent private placement, we issued warrants to purchase an aggregate of 875,000 shares of common stock to the investors who participated in the registered direct offering.

Our Growth Strategies and Outlook

Our growth model is primarily comprised of the following drivers:

Expansion of STK. We have identified over 30 additional major metropolitan areas across the globe where we could grow our STK brand over the next several years. We expect to open as many as three to five STK restaurants annually primarily through management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

Expansion through New F&B Hospitality Projects. We believe that we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality projects, which traditionally have provided us with revenue through management and incentive revenue while requiring minimal capital expenditures from us. We continue to receive a large number of inquiries regarding new services at new hospitality venues globally and continue to work with existing hospitality clients to identify and develop additional opportunities at their venues. Going forward, we expect to target at least one to two new F&B hospitality projects every twelve months.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations, and we believe that we have adequate capital and resources available to allocate towards operational initiatives. We expect same store sales to grow in 2018, at a mid-single digit pace. We also plan to improve operating margins by driving same store sales growth through continued focus on high-quality, high-margin food and beverage menu items. Furthermore, as our footprint continues to increase in scale, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We will continue to look at opportunities to decrease our general and administrative expenses through outsourcing non-core activities and through increases in staff productivity.

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

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a given time period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases.

Average Comparable Unit Volume. Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and our overall brand development.

Comparable Unit Sales. We consider a unit to be comparable, whether owned or managed, in the first full quarter following the 18th month of operation to remove the impact of new unit openings in comparing the operations of existing units. Changes in comparable unit sales reflect changes in sales for the comparable group of units over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check, which reflects both menu mix shifts and menu pricing. Our comparable unit base consisted of six units for the years ended December 31, 2017 and December 31, 2016, respectively.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: “Owned restaurants”, “Owned food, beverage and other”, and “Managed and Licensed operations”. We believe these to be our reportable segments as they do not have similar economic or other characteristics to be aggregated into a single reportable segment. Our Owned restaurant segment consists of leased restaurant locations and competes in the full-service dining industry. Our Owned food, beverage and other segment consists of operations that are hybrid in nature, such as where we have a leased restaurant location and also have a food and beverage agreement at the same location, typically a hotel, and our offsite banquet offerings. The primary component of this segment is our operations at the W Hotel in Beverly Hills, California. Our Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

See Note 19 to our consolidated financial statements set forth in Item 8 of the Annual Report on Form 10-K for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consists of food and beverage sales by owned restaurants net of any discounts associated with each sale. In 2017, beverage sales comprised 34% of food and beverage sales, before giving effect to any discounts, with food sales comprising the remaining 66%. This indicator assists management in understanding the trends in gross margins of the units.

Owned food, beverage and other net revenue. Owned food, beverage and other net revenues include the sales generated by the owned restaurant at the location and any ancillary F&B hospitality services at the same location. From time-to-time, offsite banquet opportunities arise and are reflected here.

Management, license and incentive revenue. Management, license and incentive revenue includes: (1) management fees received pursuant to management and license agreements that are calculated based on a fixed percentage of revenues at the managed or licensed location; (2) incentive fees based on the operating profitability of a particular venue, as defined in each agreement, (3) development support fees earned upon the satisfaction of performance criteria which are recognized upon the launch of a new location; and (4) recognition of license fee revenues, which are recognized over the term of the license. We evaluate the performance of our managed and licensed properties based on sales growth, a key driver for our management/royalty fees, and on improvements in operating profitability margins, which combined with sales, drives incentive fee growth.

Our primary restaurant brand is STK and we specifically look at comparable revenues from both owned and managed STKs to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 33% and 30% of our food and beverage costs during 2017 and 2016, respectively. See “Item 1A. Risk Factors — Increases in commodity prices would adversely affect our results of operations.”

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

Payroll and related expenses. Payroll and related expenses consists of manager salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable portions of rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.

Direct operating expenses. Direct operating expenses consists of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

Outside services. Outside services includes music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services and commissions paid to event staff for banquet sales.

Repairs and maintenance. Repairs and maintenance consists of general repair work to maintain our facilities, as well as computer maintenance contracts. We expect these costs to increase as the facility gets older.

Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complimentary purposes. Marketing costs will typically be higher during the first 18 months of a unit’s operations.

General and administrative. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain centrally managed general and administrative expenses are allocated specifically to units and are reflected in owned restaurant operating expenses and include shared services such as reservations, events and marketing. We expect general and administrative expenses to be leveraged as we grow, become more efficient, and continue to focus on best practices and cost savings measures.

Depreciation and amortization. Depreciation and amortization consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. As we support our growth initiatives with an increasing number of managed and licensed restaurant openings, depreciation and amortization is not expected to increase significantly in the near future.

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK unit at either a leased or F&B location. Pre-opening expense are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. We expect these costs to decrease as we focus our growth towards a capital light model. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the equity method of accounting for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51%, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through two of our subsidiaries. We also have a 10% effective ownership in One 29 Park, LLC (“One 29 Park”). One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, we accounted for our investment in One 29 Park under the equity method of accounting based on our assessment that we had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, we believe that we no longer have significant influence over the operations of One 29 Park and now account for our investment in One 29 Park under the cost method of accounting. In March 2018, we entered into an agreement to sell our 10% interest in One 29 Park to the new ownership group for $0.6 million.

Other Items

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation and losses from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are more appropriate measures of our operating performance, as they provide a clearer picture of our operating results by eliminating certain non-cash expenses that are not reflective of the underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to table on page 28 for our reconciliation of net loss to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated (in thousands):

	For the years ended December 31,
	2017	2016
Revenues:
Owned restaurant net revenues	$58,654	$54,068
Owned food, beverage and other net revenues	10,227	9,880
Total owned revenue	68,881	63,948
Management, license and incentive fee revenues	10,779	8,466
Total revenues	79,660	72,414

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	15,544	13,781
Owned restaurant operating expenses	37,076	34,542
Total owned restaurant expenses	52,620	48,323
Owned food, beverage and other expenses	9,400	8,805
Total owned operating expenses	62,020	57,128
General and administrative (including stock-based compensation expense of $1,052 and $838, respectively)	11,893	11,172
Settlements	1,245	—
Depreciation and amortization	3,051	2,647
Lease termination expense and asset write-offs	2,225	529
Pre-opening expenses	1,595	5,994
Transaction costs	421	1,293
Equity in income of investee companies	(168)	(674)
Other expense (income), net	36	(46)
Total costs and expenses	82,318	78,043

Operating loss	(2,658)	(5,629)
Other expenses, net:
Derivative income	—	(100)
Interest expense, net of interest income	1,167	464
Total other expenses, net	1,167	364
Loss from continuing operations before provision for income taxes	(3,825)	(5,993)
Provision for income taxes	600	10,370

Loss from continuing operations	(4,425)	(16,363)

Income (loss) from discontinued operations	397	(92)

Net loss	(4,028)	(16,455)
Less: net income attributable to noncontrolling interests	188	233
Net loss attributable to The ONE Group Hospitality, Inc.	$(4,216)	$(16,688)

The following table sets forth certain statements of income data as a percentage of total revenues for the periods indicated:

	For the years ended December 31,
	2017	2016
Revenues:
Owned restaurant net revenues	73.7%	74.7%
Owned food, beverage and other revenues	12.8%	13.6%
Total owned revenues	86.5%	88.3%
Management, license and incentive fee revenues	13.5%	11.7%
Total revenues	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Owned Restaurants:
Owned restaurant cost of sales (1)	26.5%	25.5%
Owned restaurant operating expenses (1)	63.2%	63.9%
Total owned restaurant expenses (1)	89.7%	89.4%
Owned food, beverage and other expenses (2)	91.9%	89.1%
Total owned operating expenses (3)	90.0%	89.3%

General and administrative (including stock-based compensation expense of 1.3% and 1.2%, respectively)	14.9%	15.4%
Settlements	1.6%	—%
Depreciation and amortization	3.8%	3.7%
Lease termination expense and asset write-offs	2.8%	0.7%
Pre-opening expenses	2.0%	8.3%
Transaction costs	0.5%	1.8%
Equity in income of investee companies	(0.2)%	(0.9)%
Other expense (income)	—%	(0.1)%
Total costs and expenses	103.3%	107.8%

Operating loss	(3.3)%	(7.8)%

Other expenses, net:
Derivative income	—%	(0.1)%
Interest expense, net of interest income	1.5%	0.6%
Total other expenses, net	1.5%	0.5%

Loss from continuing operations before provision for income taxes	(4.8)%	(8.3)%
Provision for income taxes	0.8%	14.3%
Loss from continuing operations	(5.6)%	(22.6)%
Income (loss) from discontinued operations	0.5%	(0.1)%

Net loss	(5.1)%	(22.7)%
Less: net income attributable to noncontrolling interests	0.2%	0.3%
Net loss attributable to The One Group Hospitality, Inc.	(5.3)%	(23.0)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the year ended December 31, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total

Revenues, net:
Owned net revenues	$58,654	$10,227	$—	$68,881
Management, license and incentive fee revenue	—	—	10,779	10,779
Total revenue	58,654	10,227	10,779	79,660

Cost and expenses:
Owned operating expenses:
Cost of sales	15,544	—	—	15,544
Other operating expenses	37,076	—	—	37,076
Owned F&B and other expenses	—	9,400	—	9,400
Total owned operating expenses	52,620	9,400	—	62,020
Segment income	$6,034	$827	$10,779	$17,640

General and administrative				11,893
Depreciation and amortization				3,051
Interest expense, net of interest income				1,167
Equity in income of investee companies				(168)
Other				5,522
Loss from continuing operations before provision for income taxes				$(3,825)

	For the year ended December 31, 2016
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total

Revenues, net:
Owned net revenues	$54,068	$9,880	$—	$63,948
Management, license and incentive fee revenue	—	—	8,466	8,466
Total revenue	54,068	9,880	8,466	72,414

Cost and expenses:
Owned operating expenses:
Cost of sales	13,781	—	—	13,781
Other operating expenses	34,542	—	—	34,542
Owned F&B and other expenses	—	8,805	—	8,805
Total owned operating expenses	48,323	8,805	—	57,128
Segment income	$5,745	$1,075	$8,466	$15,286

General and administrative				11,172
Depreciation and amortization				2,647
Interest expense, net of interest income				464
Equity in income of investee companies				(674)
Other				7,670
Loss from continuing operations before provision for income taxes				$(5,993)

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the years ended December 31,
	2017	2016
Net loss attributable to The ONE Group Hospitality, Inc.	$(4,216)	$(16,688)
Net income attributable to noncontrolling interest	188	233
Net loss	(4,028)	(16,455)
Interest expense, net of interest income	1,167	464
Provision for income taxes	600	10,370
Depreciation and amortization	3,051	2,647
EBITDA	790	(2,974)
Deferred rent (1)	(71)	(657)
Pre-opening expenses	1,595	5,994
Lease termination expense and asset write-offs (2)	2,225	529
Loss from discontinued operations	(397)	92
Transaction costs (3)	421	1,293
Derivative income	—	(100)
Stock based compensation	1,052	838
Settlements	1,245	—
Equity share of settlement costs	270	—
Other nonrecurring charges	332	—
Adjusted EBITDA	7,462	5,015
Adjusted EBITDA attributable to noncontrolling interest	456	491
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$7,006	$4,524

(1) Deferred rent is included in owned restaurant operating expenses and general and administrative expense on the statement of operations and comprehensive loss.

(2) Lease termination expense and asset write-offs is related to the costs associated with closed or abandoned locations.

(3) Transaction costs relate to the evaluation of strategic alternatives, liquidity improvement options and capital raising activities.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $4.6 million, or 8.5%, from $54.1 million for the year ended December 31, 2016 to $58.7 million for the year ended December 31, 2017. This increase was primarily due to a full year of operations from STK in Orlando (opened in May 2016) and a near full year of sales from our Denver location (opened in January 2017), offsetting a decrease in sales from the closing of our Washington, D.C location in December 2016. Comparable unit sales increased +0.5% for the year ended December 31, 2017. The increase is primarily due to increases in revenue at our two New York City restaurants.

Owned food, beverage and other revenues. Owned food, beverage and other revenues increased $0.3 million, or 3.5%, from $9.9 million for the year ended December 31, 2016 to $10.2 million for the year ended December 31, 2017. This increase was primarily due to an increase in revenue from off-site catering events.

Management and license fee revenue. Management and license fee revenues increased $2.3 million, or 27.3%, from $8.5 million for the year ended December 31, 2016 to $10.8 million for the year ended December 31, 2017. This was the result of an increase in incentive fees generated by our UK operations and new licensing deals.

Revenue generated from the restaurants and lounges for which we operate under management or license agreements, and from F&B services at hospitality venues impacts the amount of management and incentive fees earned.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $1.8 million, or 12.8%, from $13.8 million for the year ended December 31, 2016 to $15.5 million for the year ended December 31, 2017. This increase was primarily due to a full year of operations at our owned restaurants in Orlando and Denver. As a percentage of owned restaurant net revenues, cost of sales increased from 25.5% for the year ended December 31, 2016 to 26.5% for the year ended December 31, 2017. The increase in the percentage of food and beverage costs was driven by higher beef costs. Food revenues as a percentage of total food and beverage revenues were approximately 64% and 61% for the years ended December 31, 2017 and 2016, respectively. Food cost as a percentage of food revenues are typically higher than beverage cost as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $2.6 million, or 7.3%, from $34.5 million for the year ended December 31, 2016 to $37.1 million for the year ended December 31, 2017. The increase in operating expenses was primarily due to a full year of operations at our owned restaurants in Orlando and Denver. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 0.7% from 63.9% for the year ended December 31, 2016 to 63.2% for the year ended December 31, 2017. This improvement was due to the leverage of comparable sales growth and a continued focus on labor and spending efficiency.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.6 million, or 6.8%, from $8.8 million for the year ended December 31, 2016 to $9.4 million for the year ended December 31, 2017. This increase is primarily related to the expenses for off-site catering events.

General and administrative. General and administrative costs increased $0.7 million, or 6.5% from $11.2 million for the year ended December 31, 2016 to $11.9 million for the year ended December 31, 2017. The cost increase was due primarily to an increase in bonus, payroll and payroll related tax expenses of $0.4 million, non-cash stock-based compensation of $0.2 and professional fees of $0.3 million. General and administrative costs as a percentage of total revenues decreased from 15.4% for the year ended December 31, 2016 to 14.9% for the year ended December 31, 2017 due in part to the leverage derived from increased revenue.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 15.3%, from $2.6 million for the year ended December 31, 2016 to $3.1 million for the year ended December 31, 2017. The increase is primarily due to a full year of depreciation on capital assets at our STKs in Orlando and Denver.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $2.2 million for the year ended December 31, 2017 are for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. For the year ended December 31, 2017, the Company has accrued for approximately $1.5 million of future lease payments, net of expected sublease income. These charges are included in lease termination expenses and asset write-offs on the consolidated statements of operations and comprehensive loss. These charges are not specifically allocated to our reportable segments.

For the year ended December 31, 2016, we recorded charges of $0.5 million for charges related to the termination of the leases associated with STKs in Los Angeles, CA and Washington, D.C.

Pre-opening expenses. Pre-opening expenses for the year ended December 31, 2017 were $1.6 million compared to pre-opening expenses of $6.0 million in the prior year. The decrease is due primarily to the development of fewer owned restaurants and limited pre-opening expenses for managed locations in the current period.

Transaction costs. Transaction costs were $0.4 million for the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016. Transaction costs for the year ended December 31, 2017 included professional and other expenses related to the evaluation of strategic alternatives and capital raising activities. Transaction costs for the year ended December 31, 2016 included professional and other expenses related to several strategic alternatives.

Equity in income of investee companies. Equity in income of investee companies decreased by $0.5 million from $0.7 million for the year ended December 31, 2016 to $0.2 million for the year ended December 31, 2017 and is primarily related to a decrease in income from our ownership interests in restaurants based in New York City.

Interest expense, net of interest income. Interest expense, net of interest income increased by $0.7 million from $0.5 million for the year ended December 31, 2016 to $1.2 million, for the year ended December 31, 2017. The increase in interest is primarily due to additional interest accruing on $6.3 million of promissory notes that we entered into in 2016 and an equipment financing agreement entered into in February 2017.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2017 was a tax expense of $0.6 million. The provision for income taxes for the year ended December 31, 2016 was a tax expense of $10.4 million. Our annual effective tax rate was -15.7% for the year ended December 31, 2107 and -173.0% for the year ended December 31, 2016. In 2016, we established a valuation allowance of $12.0 million on our deferred tax assets. Our 2017 taxes were impacted by the enactment of the TCJA in December 2017, which, amongst other things, reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the TCJA, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of foreign earnings & profits amounted to $1.9 million. No tax liability was recorded due to the available net operating loss carryforwards. This resulted in a reduction of deferred tax assets and a corresponding reduction in valuation allowance of $0.8 million; and
•	A reduction of net deferred tax assets and a corresponding reduction of the valuation allowance of $2.9 million, primarily for the re-measurement of our deferred tax assets at the newly enacted tax rate of 21%.

Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the 2017 tax provision. While retained earnings and E&P are two separate and distinct calculations, we believe that retained earnings can initially be used as a relatively accurate proxy for E&P. We believe that typical E&P adjustments for items such as depreciation, certain reserves and tax exempt income and other permanent nondeductible expenses for E&P are either immaterial or nonexistent. Therefore, in the absence of a formal E&P analysis, retained earnings was considered to be a reasonable estimate. As of December 31, 2017, the net retained earnings of our foreign subsidiaries was $1.9 million. We will conduct a comprehensive E&P analysis prior to the filing of our 2017 tax return. Only after the completion of the E&P study will we be able to determine with certainty the tax impact of the deemed repatriation provision of the TCJA. Any adjustment resulting from the E&P analysis will be included as a tax adjustment to continuing operations in 2018.

Income (loss) from discontinued operations, net of taxes. Prior to 2015, we decided to cease operations in six of our locations. Expenses for these operations are presented as loss from discontinued operations and represent the winding down of these operations. Income from discontinued operations was $0.4 million for the year ended December 31, 2017 and was the result of a $0.5 million sales tax settlement previously accrued for one of our discontinued operations offset by $0.1 million in miscellaneous expenses. Loss from discontinued operations was $0.1 million for each of the years ended December 31, 2017 and 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was approximately $0.2 million for each of the years ended December 31, 2017 and December 31, 2016.

Liquidity and Capital Resources

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

We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2017, we had cash and cash equivalents of approximately $1.5 million.

We expect that our capital expenditures during fiscal 2018 will be significantly less than prior years since we plan to open one new owned STK restaurant, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. We currently anticipate our total capital expenditures for fiscal 2018, inclusive of all maintenance expenditures, to be approximately $3.0 million.

We expect to fund our anticipated capital expenditures for fiscal 2018 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Our current plan is to enter into license agreements for the operation of STKs where we are not required to contribute significant capital upfront. We will depend on our expected cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2018.

Our operations have not required significant working capital and, like many restaurant companies, we may at times have negative working capital. Revenues are received primarily in credit card or cash receipts and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2017 and December 31, 2016 (in thousands):

	Fiscal Year Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$5,987	$2,102
Investing activities	(4,334)	(10,091)
Financing activities	(938)	8,336
Effect of exchange rate changes on cash	(85)	(297)
Net increase in cash and cash equivalents	$630	$50

Operating Activities

Net cash generated by operating activities was $6.0 million for the year ended December 31, 2017 compared to $2.1 million for the year ended December 31, 2016. We attribute a majority of this increase to a $2.2 million year over year decrease in our pre-tax loss from continuing operations, primarily the result of lower preopening expenses due to less development and a reduction in transaction costs that were incurred for a 2016 evaluation of strategic alternatives, liquidity improvement options and capital raising activities. The remaining increase can be attributed to timing differences within our working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $4.3 million, consisting of purchases of property and equipment totaling $4.6 million primarily related to the construction of new restaurants and general capital expenditures of existing restaurants, partially offset by $0.3 million of proceeds received from our investments.

Net cash used in investing activities for the year ended December 31, 2016 was $10.1 million, consisting primarily of property and equipment purchases of $10.6 million primarily related to the construction of new restaurants and general capital expenditures at existing restaurants, partially offset by $0.5 million of proceeds received from our investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $0.9 million. We made third-party debt payments of $4.1 million and distributed $0.4 million of earnings to our non-controlling partners. These distributions were partially offset by $2.6 million in proceeds received from the sale of common stock and warrants in November 2017 and $1.0 million from a short term loan agreement.

Net cash provided by financing activities for the year ended December 31, 2016 was $8.4 million. We received $3.9 million in proceeds from a shareholder rights offering, $1.2 million in proceeds from a related party trust agreement and $6.3 million in proceeds from third parties that we entered into promissory notes with. These proceeds were partially offset by third party debt payments of $2.7 million and distributions of $0.3 million to our non-controlling partners.

Capital Expenditures and Lease Arrangements

To the extent we open new restaurants, we anticipate capital expenditures in the future would increase from the amounts described in “Investing Activities” above. Although we are committed to our capital light strategy, in which our capital investment is limited, we are willing to consider a variety of operating models as new opportunities present themselves. We have typically targeted an average cash investment of approximately $3.8 million on average for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next 12 months for some of our units.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations and equipment financing, depending upon the timing of these expenditures and cash availability.

We typically seek to lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements, with a limited number of options for renewal. Our rent structure varies from lease to lease, but our leases generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Loan Agreements

As of December 31, 2017, our long-term debt consisted of term loans, promissory notes and equipment financing agreements for which no additional financing was available. In 2017, we made principal payments of approximately $4.1 million towards our long-term debt. As of December 31, 2017, we had approximately $14.1 million of gross outstanding debt to third parties.

Our term loan agreements with BankUnited contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants in these agreements require us to maintain a certain adjusted tangible net worth and a debt service coverage ratio. We were in compliance with all of our financial covenants under the BankUnited term loan agreements as of December 31, 2017. Based on current projections, we believe that we will continue to comply with such covenants throughout 2018 (throughout the twelve months following the issuance of the financial statements).

See contractual obligations below and Note 7 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K for further information on our long-term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$14,063	$3,241	$4,465	$6,357	$—
Expected interest payments (1)	2,688	937	1,436	315	—
Operating leases	120,062	7,535	15,467	14,398	82,662
Total	$136,813	$11,713	$21,368	$21,070	$82,662

(1)	Represents estimated future cash interest payments using our weighted-average debt balance and interest rate at December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K for a detailed description of recent accounting pronouncements. The adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations. With the exception of new lease accounting guidance, for which we are still evaluating the financial statement impact of, we expect that the accounting guidance not yet adopted will not have a significant impact to our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies and estimates require us to make difficult, subjective or complex judgments about matters that are inherently uncertain.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K.

Income Taxes

We recognized deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

In addition, our income tax returns are periodically audited by federal, state and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income amongst various tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and record a related liability. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax provision is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

As of December 31, 2017, we have recorded a valuation allowance of $11.6 million on our deferred tax assets. We have also recorded a liability for unrecognized tax benefits of $0.7 million. The recording of these amounts require significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these results.

Our 2017 taxes were impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the TCJA, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of foreign earnings & profits amounted to $1.9 million. No tax liability was recorded due to the available net operating loss carryforwards. This resulted in a reduction of deferred tax assets and a corresponding reduction in valuation allowance of $0.8 million; and
•	A reduction of net deferred tax assets and a corresponding reduction of the valuation allowance of $2.9 million, primarily for the re-measurement of our deferred tax assets at the newly enacted tax rate of 21%.

Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the 2017 tax provision. While retained earnings and E&P are two separate and distinct calculations, we believe that retained earnings can initially be used as a relatively accurate proxy for E&P. We believe that typical E&P adjustments for items such as depreciation, certain reserves and tax exempt income and other permanent nondeductible expenses for E&P are either immaterial or nonexistent. Therefore, in the absence of a formal E&P analysis, retained earnings was considered to be a reasonable estimate. As of December 31, 2017, the net retained earnings of our foreign subsidiaries was $1.9 million. We will conduct a comprehensive E&P analysis prior to the filing of our 2017 tax return. Only after the completion of the E&P study will we be able to determine with certainty the tax impact of the deemed repatriation provision of the TCJA. Any adjustment resulting from the E&P analysis will be included as a tax adjustment to continuing operations in 2018.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. For the purpose of reviewing restaurant assets for indicators of potential impairment, we use an individual restaurants assets and liabilities, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset’s exceed its fair value. Generally, a restaurant’s identifiable future cash flows are discounted to estimate its fair value.

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

Based upon our testing, we recorded impairments of $0.6 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

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

Certain of our leases also provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels. We recognize contingent rent expense prior to the achievement of the specified sales target that triggers the contingent rent, provided achievement of the sales target is considered probable.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; incremental borrowing rates; and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Stock-Based Compensation

We used the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, as well as future volatility and the risk-free interest rate. Our stock options generally vest over a period of 5 years and generally have contractual terms to exercise of 10 years. The expected term of options is based upon evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Implied volatility is based on a peer group average.

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards are determined in accordance with GAAP, the value calculated may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in the United Kingdom, Italy and the Middle East. If foreign currency exchange rates depreciate in these countries or regions, or any other country or region in which we may operate in the future, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

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

Inflation

Over the past several years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Assessment on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Due to these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2017. These conclusions were communicated to the Audit Committee. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2017, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified and the proposed remedial actions are described below. These material weaknesses were disclosed in our Form 10-K for the year ended December 31, 2016 and have not been fully remediated as of December 31, 2017.

Lack of a robust and effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with U.S. GAAP, including the lack of review by competent and qualified personnel where such reviews are designed and operating at a level of precision that can detect errors. We also identified ineffective controls over the accounting for income taxes arising from the lack of review and reconciliation of our income tax accounts. We initiated a process in which our monthly reporting of the financial results of all business units is presented to management after a thorough analysis and review of the business units’ financial information. In addition, a comprehensive financial statement close and reporting checklist is currently under development. This checklist, which we expect to fully implement in 2018, requires qualified accounting and finance personnel to perform a timely and detailed review of account balances, disclosures, transactions and their related reconciliation schedules and other pertinent support for all business units. We will also initiate a process which involves a more robust review of our tax provision, including the reconciliation of our income tax accounts.

Improper segregation of duties and other design gaps in our information technology (“IT”) environment and journal entry process. We have begun to remove certain super user rights from most accounting and finance department staff. In addition, certain user profiles within the accounting software have been modified to eliminate the ability of most staff to record and process transactions and we also limited access to checks and bank accounts. Finally, an additional level of review for journal entries, cash receipts and disbursement transactions has also been put in place.

Notwithstanding the material weaknesses described above, our management believes that our consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with GAAP. However, if not remediated, these material weaknesses could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We are in the process of implementing our continued remediation plan, and expect the material weaknesses to be remediated during 2018. However, we are unable to estimate the cost of the remediation or when the remediation will be completed.

Management believes the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such material weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

For the quarter and year ended December 31, 2017, we revised our reportable segments based on how our new Chief Executive Officer views our company’s business. Our quarterly results for 2016 and 2017 based on the new segment presentation are as follows (in thousands):

THE ONE GROUP HOSPITALITY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Revenues:
Owned restaurant net revenues	$11,365	$13,229	$13,827	$15,647
Other food, beverage and other net revenues	3,015	2,054	2,491	2,320
Total owned revenue	14,380	15,283	16,318	17,967
Management, license and incentive fee revenue	2,014	1,944	2,061	2,447
Total revenues	16,394	17,227	18,379	20,414

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	2,838	3,351	3,573	4,019
Owned restaurant operating expenses	7,558	8,089	9,075	9,820
Total owned restaurant expenses	10,396	11,440	12,648	13,839
Owned food, beverage and other expenses	2,381	1,848	2,378	2,198
Total owned operating expenses	12,777	13,288	15,026	16,037

General and administrative	2,684	2,813	2,682	2,993
Settlements	—	—	—	—
Depreciation and amortization	523	547	758	819
Lease termination and asset write-offs	—	—	—	529
Pre-opening expenses	900	1,546	2,035	1,513
Transaction costs	—	—	505	788
Equity in income of investee companies	(83)	(231)	(178)	(182)
Other expense (income), net	225	62	(160)	(173)
Total costs and expenses	17,026	18,025	20,668	22,324

Loss from operations	(632)	(798)	(2,289)	(1,910)

Other expenses:
Derivative income	(100)	—	—	—
Interest expense, net of interest income	98	99	80	187

Loss from continuing operations before provision for income taxes	(630)	(897)	(2,369)	(2,097)
Provision for income taxes	(66)	546	(4,047)	13,937
(Loss) income from continuing operations	(564)	(1,443)	1,678	(16,034)
Income (loss) from discontinued operations, net of taxes	2	—	(1)	(93)
Net (loss) income	$(562)	$(1,443)	$1,677	$(16,127)
Less: net (loss) income attributable to noncontrolling interests	(105)	117	200	21
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(457)	$(1,560)	$1,477	$(16,148)

THE ONE GROUP HOSPITALITY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Revenues:
Owned restaurant net revenues	$14,228	$14,683	$13,189	$16,554
Owned food, beverage and other net revenues	3,885	2,431	2,144	1,767
Total owned revenue	18,113	17,114	15,333	18,321
Management, license and incentive fee revenue	2,314	2,784	2,479	3,202
Total revenues	20,427	19,898	17,812	21,523

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	3,876	3,838	3,436	4,394
Owned restaurant operating expenses	9,369	9,408	8,911	9,388
Total owned restaurant expenses	13,245	13,246	12,347	13,782
Owned food, beverage and other expenses	2,937	2,315	2,044	2,104
Total owned operating expenses	16,182	15,561	14,391	15,886

General and administrative	2,921	3,291	2,267	3,414
Settlements	—	795	500	(50)
Depreciation and amortization	866	805	950	430
Lease termination expense and asset write-offs	273	208	402	1,342
Pre-opening expenses	470	722	94	309
Transaction costs	—	254	—	167
Equity in (income) loss of investee companies	(45)	153	(264)	(12)
Other expense (income), net	12	(130)	(19)	173
Total costs and expenses	20,679	21,659	18,321	21,659

Loss from operations	(252)	(1,761)	(509)	(136)

Other expenses:
Derivative income	—	—	—	—
Interest expense, net of interest income	259	220	325	363

Loss from continuing operations before provision for income taxes	(511)	(1,981)	(834)	(499)
Provision for income taxes	(17)	203	179	235
Loss from continuing operations	(494)	(2,184)	(1,013)	(734)
(Loss) income from discontinued operations, net of taxes	(106)	—	—	503
Net loss	$(600)	$(2,184)	$(1,013)	$(231)
Less: net (loss) income attributable to noncontrolling interests	(198)	116	153	117
Net loss attributable to The ONE Group Hospitality, Inc.	$(402)	$(2,300)	$(1,166)	$(348)

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our certificate of incorporation and bylaws provide that our business is to be managed by or under the direction of our Board of Directors (the “Board”). Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. We currently have six directors sitting on the Board, classified into three classes as follows: (1) Eugene M. Bullis and Kin Chan constitute a class with a term ending at the 2018 annual meeting; (2) Jonathan Segal and Emanuel Hilario constitute a class with a term ending at the 2019 annual meeting; and (3) Michael Serruya and Dimitrios Angelis constitute a class with a term ending at the 2020 annual meeting. Nicholas Giannuzzi, a former director, resigned from his position as a member of the Board on November 16, 2017, prior to the expiration of his term ending at the 2018 annual meeting. Kin Chan joined as a member of the Board on November 17, 2017 and Dimitrios Angelis joined as a member of the Board on March 28, 2018.

On November 15, 2017, we entered into an agreement (the “Board Agreement”) with Argyle Street Management Limited (“ASM”), who, along with certain affiliates, was an investor in our November 2017 offering, pursuant to which we agreed that ASM shall have the right to designate one member to our Board, who initially is Mr. Kin Chan, for so long as ASM and its affiliates beneficially own at least 750,000 shares of Common Stock.

On March 23, 2018, we entered into a letter agreement (the “Letter Agreement”) with David Kanen and Kanen Wealth Management LLC (collectively, the “Kanen Group”) regarding the composition of our Board. Pursuant to the terms of the Letter Agreement, subject to certain conditions, we and the Kanen Group agreed that, provided that the Kanen Group beneficially owns at least 10% of our outstanding common stock, the Kanen Group shall have the right to designate one member to the Board as a Class I director with a term expiring in 2020. Effective March 28, 2018, pursuant to the Letter Agreement, the Board appointed Dimitrios Angelis as a Class I director with a term expiring at our 2020 annual meeting of stockholders.

On March 22, 2018, our Board accepted the recommendation of the Nominating and Governance Committee and voted to nominate Eugene Bullis and Kin Chan for election at the annual meeting for a term of three years to serve until the 2021 annual meeting of stockholders, and until their successors have been elected and qualified, subject, however, to such directors’ respective earlier death, resignation, retirement, disqualification or removal.

Set forth below are the names of the persons nominated as directors and directors whose terms do not expire this year, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this report that each person listed below should serve as a director is set forth below:

Name	Age	Positions
Emanuel Hilario	50	President, Chief Executive Officer and Director
Jonathan Segal	57	Director of Business Development and Executive Chairman
Michael Serruya	53	Director
Kin Chan	51	Director
Eugene Bullis	72	Director
Dimitrios Angelis	48	Director

Our Board has reviewed the materiality of any relationship that each of our directors has with The ONE Group Hospitality, Inc., either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market (“NASDAQ”): Michael Serruya, Eugene M. Bullis, Kin Chan and Dimitrios Angelis.

Emanuel P.N. Hilario — President, Chief Executive Officer and Director

Emanuel P.N. Hilario, age 50, has served as a Class III member of our Board since April 10, 2017. Mr. Hilario has served as President and Chief Executive Officer of the Company since October 30, 2017. Since 2015, Mr. Hilario has served as Chief Financial Officer of Sizzling Platter, a restaurant management company operating over 400 franchised restaurants in the United States, Mexico, and China under the brand names of Red Robin, Sizzler, Little Caesars, Dunkin Donuts, and Wingstop. Before joining Sizzling Platter, Mr. Hilario served as Chief Operating Officer for Einstein Noah Restaurant Group, Inc. from 2013 to 2014 and served as its Chief Financial Officer from 2010 to 2013. He previously served as Chief Financial Officer for McCormick & Schmick’s Seafood Restaurants, Inc. from April 2004 through May 2009 and also served on its Board as a Director from May 2007 to July 2009. For the preceding four years, he served as Chief Financial Officer of Angelo and Maxie’s, Inc. While there, from 2002 to 2004, he managed day-to-day operations of the Angelo and Maxie’s steakhouse concept. Mr. Hilario began his career at McDonald’s and has held various financial roles within the company. He received a Bachelor of Science and Commerce degree from Santa Clara University in 1990.

•	Director Qualifications: We believe Mr. Hilario’s qualifications to serve on the Board include his extensive knowledge and experience in the restaurant industry and as an executive in public companies, his knowledge of licensing and franchising of restaurants, as well as his years of working at fine dining concepts and managing food and beverage hospitality operations.

Jonathan Segal — Executive Chairman of the Board of Directors and Director of Business Development

Jonathan Segal, age 57, has served as a Class III member of our Board since October 16, 2013. Mr. Segal brings over 35 years of experience in developing and operating hotels, bars and hospitality projects to the Company. Mr. Segal served as Chief Executive Officer of the Company since 2004 until October 30, 2017. He co-founded the Company in 2004 in order to open ONE, a pioneering restaurant in the Meatpacking District of New York. Mr. Segal began his career in the hospitality industry at age 16 with his family’s company, currently known as The Modern Group in Jersey, Channel Islands, U.K., formerly the largest leisure company in the Channel Islands. In June 2013, Jonathan won an Ernst &Young Entrepreneur of the Year 2013 New York award and was a finalist for the national award in November 2013.

•	Director Qualifications: We believe Mr. Segal’s qualifications to serve on the Board include his role as founder and former Chief Executive Officer of the Company, his extensive knowledge and experience in the restaurant industry and his leadership, strategic guidance and operational vision.

Michael Serruya — Director

Michael Serruya, age 53, has served as Class I member of our Board since October 27, 2013 and as a Non-Executive Chairman of our Board from October 27, 2013 until October 30, 2017. Mr. Serruya has served as a director of Second Cup Inc. since 2017. Mr. Serruya was also President, Chief Executive Officer and Chairman of CoolBrands’ predecessor, Yogen Früz World-Wide Inc. Mr. Serruya was Chairman and Chief Executive Officer of Kahala Brands until July 2016 and is currently Chairman and Chief Executive Officer of Serruya Private Equity.

•	Director Qualifications: We believe Mr. Serruya’s qualifications to serve on the Board include his business experience, including a diversified background as an executive and in operational roles in both public and private companies, and as a board member of several public companies, gives him a breadth of knowledge and valuable understanding of our business.

Eugene M. Bullis — Director

Eugene M. Bullis, age 72, has served as a Class II member of our Board since August 12, 2014. Mr. Bullis has served as Chairman of the Audit Committee of Ambac Financial Group, Inc. from May 2013 to May 2016, and has served as a Member of the Board of Governors of The Doctors Company since December 2010. From November 2015 to November 2016, Mr. Bullis served as the Executive Vice President and Interim Chief Financial Officer of The Hanover Insurance Group, Inc., where he held the same position from 2007 until retirement in 2010. Prior to joining The Hanover Insurance Group, Inc., Mr. Bullis served as Executive Vice President and Chief Financial Officer of Conseco, Inc. from May 2002 to May 2007. Previously, Mr. Bullis served in a number of senior financial officer roles primarily in technology-related businesses, including Chief Financial Officer of Wang Laboratories, Inc. Mr. Bullis began his career with a predecessor firm of what is now Ernst & Young LLP, where he advanced to audit partner. Mr. Bullis received an A.B. in Business Administration from Colby College in 1967.

•	Director Qualifications: We believe Mr. Bullis’ qualifications to serve on the Board include his considerable financial experience, including his background in audit and his familiarity with compliance, finance and regulatory requirements, as well as his experience as an executive in both public and private companies and as a board member of public companies.

Kin Chan – Director

Kin Chan, age 51, has served as a member of our Board since November 2017. Mr. Chan has been the Chief Investment Officer of Argyle Street Management Limited since 2002. He has been a non-executive director OUE Limited since March 2010 and has served as a member of its Audit Committee since October 2011. Mr. Chan has also been the chairman of TIH Limited, a company listed on the Singapore Exchange Limited and has been appointed as a non-executive director of CITIC Resources Holdings Limited, a company listed on the Stock Exchange of Hong Kong Limited since March 2017. He was a non-executive director of (i) United Fiber System Limited (now known as Golden Energy and Resources Limited), a company listed on the Singapore Exchange Limited from 2011 to 2015; (ii) Asia Resource Minerals Plc, a company formerly listed on the London Stock Exchange for the period from July 2015 to August 2015; and (iii) Mount Gibson Iron Limited, a company listed on the Australian Securities Exchange from September 2016 to January 2018. Mr. Chan earned an AB degree from Princeton University and a Master's degree in Business Administration from the Wharton School of University of Pennsylvania where he was a Palmer Scholar.

•	Director Qualifications: We believe Mr. Chan’s qualifications to serve on the Board include his extensive international business experience and strong relationships with the hospitality industry, including a background as an executive and as a board member of several public companies, gives him a breadth of knowledge and valuable understanding of our business. In addition, he is independent and has the requisite experience, background and financial sophistication to serve as a member of the Audit Committee.

Dimitrios Angelis – Director

Dimitrios Angelis, age 48, has served as a Class I member of our Board since March 28, 2018. Mr. Angelis has been the Principal at Life Sciences Legal since October 2015, serving as outside general counsel on all legal matters to several biotech, pharmaceutical, and medical device companies. Before joining Life Sciences Legal, Mr. Angelis was on the Board of Directors of OTI Inc. (NASDAQ: OTIV) from December 2012 to August 2015, including having served as Chairman of the Board for most of the time during that period. Mr. Angelis was also CEO of OTI America, Inc. from January 2014 to August 2015. Prior to his business leadership role at On Track Innovations, he served as General Counsel and Corporate Secretary at Wockhardt, Inc. from October 2012 to December 2013, Senior Counsel at Dr. Reddy’s Laboratories, Inc. from October 2008 to October 2012, and Chief Legal Officer at Osteotech, Inc. from February to October 2008. Mr. Angelis was formerly a director at Actavis Inc. from August 2004 to November 2007. He began his career at Mayer, Brown, LLP as a Corporate Associate. Mr. Angelis currently serves as a director of Digirad Corporation (NASDAQ: DRAD) and AmeriHoldings (NASDAQ: AMRH). He holds a Bachelor of Arts degree from Boston College, a Master of Arts from California State University, and a Juris Doctorate from New York University School of Law.

•	Director Qualifications: We believe Mr. Angelis’ qualifications to serve on the Board include his 15 years of legal and corporate governance experience, including his background and experience as an executive and board member of several public companies.

Committees of the Board of Directors and Meetings

Meeting Attendance.   During the fiscal year ended December 31, 2017 the Board met a total of 16 times, and the various committees of the Board met a total of 11 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2017. The Board has adopted a policy under which each member of the Board is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee.   Our Audit Committee met four times during fiscal 2017. This committee currently has three members, Messrs. Bullis (Chairman), Serruya and Chan. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by NASDAQ, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Bullis is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee.   Our Compensation Committee met three times during fiscal 2017. This committee currently has two members, Messrs. Bullis and Serruya. Our Compensation. Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2013 Employee, Director and Consultant Equity Incentive Plan. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ.

In establishing compensation amounts for executives, the Compensation Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Compensation Committee will annually review market data which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the restaurant industry, adjusted for size. The market data helps the committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to the Company’s executives. The market data thus guides the Compensation Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Compensation Committee then takes into account other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, and performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

The Compensation Committee’s independent compensation consultant during fiscal year 2017 was Frederic W. Cook & Co. (“Cook & Co.”). Cook & Co. was previously engaged by, and reported directly to, the Compensation Committee, which has the sole authority to hire or fire Cook & Co. and to approve fee arrangements for work performed. Cook & Co. assisted the Compensation Committee in fulfilling its responsibilities under its charter, including advising on equity incentive compensation grants to employees, including officers. The Compensation Committee authorized Cook & Co. to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee, and Cook & Co. was included in discussions with management.

It is the Compensation Committee’s policy that the Chair of the Compensation Committee or the full Compensation Committee pre-approve any additional services provided to management by an independent compensation consultant.

The Compensation Committee reviews the performance of each named executive officer in light of the above factors and determines whether the named executive officer should receive any increase in base salary or receive a discretionary equity award based on such evaluation. During fiscal year 2017, the Compensation Committee did not adhere to a formula or other quantitative measures with respect to compensation but rather relied on qualitative and subjective evaluations to determine the appropriate levels of compensation for our named executives.

Nominating and Governance Committee.   Our Nominating and Governance Committee met four times during fiscal 2017 and currently has two members, Messrs. Serruya (Chairman), and Bullis. The Nominating and Governance Committee’s role and responsibilities are set forth in the Nominating and Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance. All members of the Nominating and Governance Committee qualify as independent under the definition promulgated by NASDAQ.

Board Leadership Structure and Role in Risk Oversight

Our Board consists of six members.

In accordance with the Amended and Restated Certificate of Incorporation, our Board is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board. Vacancies on the Board can be filled by resolution or a majority vote of the remaining directors then in office, even if less than a quorum, or by a sole remaining director of the Board. Our principles of corporate governance give the Board the authority to choose whether the roles of Executive Chairman of the Board and Chief Executive Officer are held by one person or two people. Our principles also give the Board the authority to change this policy if it deems it best for the Company at any time. Currently, two separate individuals serve in the positions of Chief Executive Officer and Executive Chairman of the Board of the Company.

Our management is principally responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. The Boards’ principal responsibility in this area is to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risk and to monitor our risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The involvement of the Board in reviewing our business strategy is an integral aspect of the Boards’ assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for the Company.

While the full Board has overall responsibility for risk oversight, the Board may elect to delegate oversight responsibility related to certain risks committees, which in turn would then report on the matters discussed at the committee level to the full Board. For instance, an audit committee could focus on the material risks facing the Company, including operational, market, credit, liquidity and legal risks and a compensation committee could be charged with reviewing and discussing with management whether our compensation arrangements are consistent with effective controls and sound risk management.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors. We have employment agreements with Jonathan Segal and Emanuel Hilario. Celeste Fierro is an at-will employee.

Name	Age	Positions
Linda Siluk	61	Interim Chief Financial Officer
Celeste Fierro	50	Senior Vice President of Marketing, Sales and Events

Linda Siluk — Interim Chief Financial Officer

Linda Siluk, age 61, has served as the Interim Chief Financial Officer of the Company since May 16, 2017. Prior to joining the Company, Ms. Siluk served as the Senior Vice President and Chief Accounting Officer for Fairway Group Holdings, Corp. (“Fairway”) from June 2015 to February 2017, as the Vice President and Finance and Chief Accounting Officer from October 2011 to June 2015, and as Senior Project Manager from August 2009 to October 2010. Prior to her experience at Fairway, Ms. Siluk served as the Chief Financial Officer at Drug Fair from October 2008 to May 2009. From September 2006 to April 2008, Ms. Siluk was the Senior Vice President, Finance at Ann Taylor. Ms. Siluk received her B.S. in Business Administration from Montclair State College. Ms. Siluk is a certified public accountant.

Celeste Fierro — Senior Vice President of Marketing, Sales and Events

Celeste Fierro, age 50, has served as Senior Vice President of Marketing, Sales and Events of the Company since February 19, 2014. Prior to that time and since 2004, Ms. Fierro served as Senior Vice President of Operations, and in such capacity oversaw all operations of the Company. Ms. Fierro was a founding partner of the Company in 2004 along with Mr. Segal. Prior to joining the Company, Ms. Fierro was an event planner in New York City and founded Cititaste Events, a company which planned events for clients and events such as the Annual All-Star Games of Major League Baseball, the National Football League, the Pro-Bowl, the Cystic Fibrosis Foundation and American Express.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that three reports covering one transaction were filed late by Eugene Bullis, Nicholas Giannuzzi and Michael Serruya.

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.togrp.com which does not form a part of this Annual Report on Form 10-K. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NASDAQ.

Item 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2016 and 2017 to (i) our President and Chief Executive Officer; (ii) our former President and Chief Executive Officer who is now serving as our Director of Business Development and (iii) our next two most highly compensated executive officers who earned more than $100,000 during the fiscal year ended 2017 and were serving as executive officers as of such date.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Total
Emanuel Hilario (3)
President and Chief Executive Officer	2017	$70,701	$4,777	$426,000	$156,000	$657,478
Jonathan Segal (4) Director of Business Development	2017	$548,846	$32,813	$—	$—	$581,659
Former Chief Executive Officer	2016	$575,000	$—	$409,750	$530,000	$1,514,750
Linda Siluk (5) Interim Chief Financial Officer	2017	$215,044	$12,856	$74,550	$—	$302,450
Celeste Fierro (6) Senior Vice President – Marketing,	2017	$357,375	$18,250	$213,000	$215,000	$803,625
Sales and Events	2016	$275,000	$—	$341,250	$—	$616,250

(1)	These amounts represent the aggregate grant date fair value for stock grants awarded in 2016 and 2017, respectively, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The grant date fair value of these awards, restricted stock units, assuming the maximum potential value is achieved was $426,000 for Emanuel Hilario in 2017, $409,750 for Jonathan Segal in 2016, $74,550 for Linda Siluk in 2017, and $213,000 and $341,250 for Celeste Fierro in 2017 and 2016, respectively.

(2)	The amounts in this column represent the aggregate grant date fair value of stock options granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The grant date fair value of the performance-based options is determined based on the probable outcome of such performance conditions as of the grant date.

The grant date fair value of the performance-based options assuming the maximum potential value is achieved was $530,000 for Mr. Segal in 2016. For Mr. Segal, we estimated the fair value of 500,000 stock options granted on April 8, 2016 using a Black-Scholes option pricing model utilizing the following assumptions: (i) expected volatility: 37%, (ii) expected term of option: 6.5 years, (iii) risk-free interest rate: 1.41%, (iv) expected dividend yield: 0%, and (v) weighted average grant date fair value: $1.06.

The grant date fair value of the stock options assuming the maximum potential value is achieved was $156,000 for Mr. Hilario in 2017. For Mr. Hilario we estimated the fair value of 300,000 stock options granted October 30, 2017 using a Black-Scholes option pricing model utilizing the following assumptions: (i) expected volatility: 38%, (ii) expected term of option: 5.0 years, (iii) risk-free interest rate: 2.0%, (iv) expected dividend yield: 0%, and (v) weighted average grant date fair value $0.52.

The grant date fair value of the stock options assuming the maximum potential value is achieved was $215,000 for Ms. Fierro in 2017. For Ms. Fierro we estimated the fair value of 250,000 stock options granted May 15, 2017 using a Black-Scholes option pricing model utilizing the following assumptions: (i) expected volatility: 38%, (ii) expected term of option: 6.5 years, (iii) risk-free interest rate: 1.86%, (iv) expected dividend yield: 0%, and (v) weighted average grant date fair value $0.87.

(3)	Mr. Hilario was appointed our President and Chief Executive Officer on October 30, 2017.

(4)	Mr. Segal resigned as our President and Chief Executive Officer and was appointed our Director of Business Development on October 30, 2017.

(5)	Ms. Siluk was appointed our Interim Chief Financial Officer on May 16, 2017.

(6)	Ms. Fierro was appointed our Senior Vice President of Marketing, Sales and Events on February 19, 2014.

Employment Agreements with Executive Officers

President and Chief Executive Officer

Emanuel Hilario currently serves as our President and Chief Executive Officer pursuant to an employment agreement dated October 30, 2017 (“Hilario Agreement”). The Hilario Agreement provides for a term of three years, with such term automatically extending for additional one-year periods unless either party provides 90 days written notice prior to the commencement of the renewal term. Mr. Hilario will initially receive an annual base salary of $450,000, and thereafter, he shall receive such increases (but no decreases) in his base salary as the Company’s Board or compensation committee thereof may approve in its sole discretion from time to time, but not less than annually. In addition, Mr. Hilario is eligible to receive a bonus for each calendar year during the term of the Hilario Agreement in an amount targeted at 50% of his then-effective annual base salary, based in part upon achievement of individual and corporate performance objectives as determined by the Board. Mr. Hilario shall be eligible to receive a bonus in excess of the targeted bonus if the Company’s performance exceeds 100% of the targeted goals, and a bonus below the target amount shall be payable if actual performance equals at least a minimum threshold, each as approved by the Board in consultation with Mr. Hilario at the time the annual performance goals are established. Whether Mr. Hilario receives a bonus, and the amount of any such bonus, will be determined by the Board in its sole and absolute discretion, except that any portion of the bonus that the Board determines to be based on targeted goals will be considered non-discretionary and payable based on achievement of such goals. Pursuant to the Hilario Agreement, the Company granted to Mr. Hilario pursuant to the Company’s 2013 Employee, Director and Consultant Equity Incentive Plan (“2013 Plan”): (a) 71,000 fully vested shares of the Company’s common stock, (b) stock options to purchase 300,000 shares of the Company’s common stock vesting ratably over three years at an exercise price equal to $1.42 (the “Closing Price”), such amount being the fair market value at the time of the grant; and (c) 300,000 restricted stock units (“RSUs”) vesting ratably over three years; provided, however, that such RSUs may vest earlier as follows: (i) 100,000 RSUs shall vest on the date that the Average Closing Price (defined below) is 50% greater than the Closing Price, (ii) 100,000 RSUs shall vest on the date that the Average Closing Price is 75% greater than the Closing Price, and (iii) 100,000 RSUs shall vest on the date that the Average Closing Price is 100% greater than the Closing Price. As used herein, “Average Closing Price” is equal to the average closing price of the Common’s common stock as measured over 10 consecutive trading days. The stock options and the RSUs are subject to the terms and conditions of the 2013 Plan and, respectively, a stock option agreement and a restricted stock unit award agreement. Mr. Hilario is eligible to participate in the Company's 401(k) plan, health plans and other benefits on the same terms as other salaried employees, and for so long as his primary residence is in Denver, Colorado, the Company will reimburse Mr. Hilario for his reasonable out-of-pocket expenses, accommodation in New York, and for round-trip coach tickets for travel to and from New York.

Noncompetition; Nonsolicitation

Under the Hilario Agreement, for a period of 18 months after the date on which his employment is terminated for any reason, Mr. Hilario is prohibited from (a) engaging in any Competing Business within any geographic area where the Company or its subsidiaries conducts, or plans to conduct, business at the time of his termination, (b) persuading or attempting to persuade any Customer, Prospective Customer or Supplier to cease doing business with an Interested Party or reduce the amount of business it does with an Interested Party, (c) persuading or attempting to persuade any Service Provider to cease providing services to an Interested Party, or (d) soliciting for hire or hiring for himself or for any third party any Service Provider unless such person’s employment was terminated by the Company or any of its affiliates or such person responded to a “blind advertisement”. All capitalized terms in this paragraph shall have the respective meanings set forth in the Hilario Agreement.

Termination

Termination by the Company for Cause or by Executive without Good Reason

If the Hilario Agreement is terminated by the Company for cause, or by the executive without good reason, the Company must pay him any earned but unpaid salary, any unpaid portion of the bonus from the prior year, any accrued vacation time, any vested benefits he may have under any employee benefit plan, and any unpaid expense reimbursement accrued through the date of termination (the “Hilario Accrued Obligations”).

Termination by the Company without Cause or by Executive for Good Reason

If the Hilario Agreements is terminated (i) by the Company without cause or (ii) by the executive for good reason, then the Company must pay such executive: (1) the Hilario Accrued Obligations earned through the date of termination; (2) an amount of his base salary equal to (i) his current base salary in the case of Mr. Hilario over an 18 month period or (ii) his current base salary in the case of Mr. Segal over a 24 month period, such payments to be made in accordance with Company’s normal payroll practices, less all customary and required taxes and employment-related deductions; (3) an amount of his bonus compensation equal to (i) a monthly amount equal to one-twelfth of the target bonus in the case of Mr. Hilario for an 18 month period or (ii) a pro rata portion of the bonus for the year in which the termination occurs in the case of Mr. Segal, based on year-to-date performance as determined by the Board in good faith, payable when other senior executives receive their annual bonuses for such year, and in no event later than March 15 of the year following the year in which the termination occurs (to the extent milestones for such bonus have not yet been agreed upon as of the termination, reference will be made to the milestones established for the prior year); (4) any equity awards that vest over time and are unvested as of the termination date shall be accelerated such that the portion of the equity awards that would have vested in the following 18 month period will vest as of the termination date; and (5) an amount equal to the “COBRA” premium for as long as Mr. Hilario, and if applicable, Mr. Hilario’s dependents are eligible for COBRA, subject to a maximum of 18 months.

The terms “cause” and “good reason” have the respective meanings set forth in the Hilario Agreement.

Termination due to Death or Disability

If Mr. Hilario’s employment is terminated as a result of his death or disability, the Company must pay him or his estate, as applicable, any amounts payable by the Company under the above heading labeled “Termination by the Company for Cause or by Executive without Good Reason”.

The term “disability” has the meanings set forth in the Employment Agreements.

Termination upon a Change of Control

Notwithstanding anything in the Hilario Agreement to the contrary, in the event that Mr. Hilario’s employment is terminated within 24 months following a change of control and upon the fulfillment of certain other conditions, Mr. Hilario shall be entitled to receive his severance in a lump sum.

The terms “change in control” and “severance” have the respective meanings set forth in the Employment Agreements.

Director of Business Development

Jonathan Segal currently serves as our Director of Business Development pursuant to an amended and restated employment agreement dated October 30, 2017 (“Amended and Restated Segal Agreement”). The Amended and Restated Segal Agreement provides for a term of three years, with such term automatically extending for additional one year periods unless either party provides 90 days written notice prior to the commencement of the renewal term. Mr. Segal will initially receive an annual base salary of $350,000, and thereafter, he shall receive such increases (but no decreases) in his base salary as the Board or compensation committee thereof may approve in its sole discretion from time to time, but not less than annually. In addition, Mr. Segal is eligible to receive a bonus for each calendar year during the term of the Segal Agreement in an amount targeted at 75% of his then-effective annual base salary, based in part upon achievement of individual and corporate performance objectives as determined by the Board. Mr. Segal shall be eligible to receive a bonus in excess of the targeted bonus if the Company’s performance exceeds 100% of the targeted goals, and a bonus below the target amount shall be payable if actual performance equals at least a minimum threshold, each as approved by the Board in consultation with Mr. Segal at the time the annual performance goals are established. Whether Mr. Segal receives a bonus, and the amount of any such bonus, will be determined by the Board in its sole and absolute discretion, except that any portion of the bonus that the Board determines to be based on targeted goals will be considered non-discretionary and payable based on achievement of such goals. Mr. Segal is eligible to participate in the Company's 401(k) plan, health plans and other benefits on the same terms as other salaried employees.

Prior to entering into the Amended and Restated Segal Agreement, Mr. Segal received an annual base salary of $575,000 pursuant to his employment agreement with us. Mr. Segal received a bonus of $32,813 in 2017.

Noncompetition; Nonsolicitation

Under the Amended and Restated Segal Agreement, for a period of 24 months after the date on which his employment is terminated for any reason, Mr. Segal is prohibited from (a) engaging in any Competing Business within any geographic area where the Company or its subsidiaries conducts, or plans to conduct, business at the time of his termination, (b) persuading or attempting to persuade any Customer, Prospective Customer or Supplier to cease doing business with an Interested Party or reduce the amount of business it does with an Interested Party, (c) persuading or attempting to persuade any Service Provider to cease providing services to an Interested Party, or (d) soliciting for hire or hiring for himself or for any third party any Service Provider unless such person’s employment was terminated by the Company or any of its affiliates or such person responded to a “blind advertisement”. All capitalized terms in this paragraph shall have the respective meanings set forth in the Amended and Restated Segal Agreement.

Termination

Termination by the Company for Cause or by Executive without Good Reason

If the Amended and Restated Segal Agreement is terminated by the Company for cause, or by Mr. Segal without good reason, the Company must pay him any earned but unpaid salary, any unpaid portion of the bonus from the prior year, any accrued vacation time, any vested benefits he may have under any employee benefit plan, and any unpaid expense reimbursement accrued through the date of termination (the “Segal Accrued Obligations”).

Termination by the Company without Cause or by Executive for Good Reason

If the Amended and Restated Segal Agreement is terminated (i) by the Company without cause or (ii) by the executive for good reason, then the Company must pay such executive: (1) the Segal Accrued Obligations earned through the date of termination; (2) an amount of his base salary equal to his current base salary over a 24 month period, such payments to be made in accordance with Company’s normal payroll practices, less all customary and required taxes and employment-related deductions; (3) an amount of his bonus compensation equal to a pro rata portion of the bonus for the year in which the termination occurs, based on year-to-date performance as determined by the Board in good faith, payable when other senior executives receive their annual bonuses for such year, and in no event later than March 15 of the year following the year in which the termination occurs (to the extent milestones for such bonus have not yet been agreed upon as of the termination, reference will be made to the milestones established for the prior year); (4) an amount equal to the “COBRA” premium for as long as Mr. Segal and, if applicable, Mr. Segal’s dependents are eligible for COBRA, subject to a maximum of 18 months.

The terms “cause” and “good reason” have the respective meanings set forth in the Employment Agreements.

Termination due to Death or Disability

If Mr. Segal’s employment is terminated as a result of his death or disability, the Company must pay him or his estate, as applicable, (1) the Segal Accrued Obligations earned through the date of termination and (2) a portion of the bonus that he would have been eligible to receive for days employed by the Company in the year in which his death or disability occurs, determined by multiplying (x) the bonus based on the actual level of achievement of the applicable performance goals for such year, by (y) a fraction, the numerator of which is the number of days up to and including the date of termination, and the denominator of which is 365, such amount to be paid in the same time and the same form as the bonus otherwise would be paid. In the event of the death or disability, vested options held by Mr. Segal may be exercised by him or his survivors, as applicable, to the extent exercisable at the time of death for a period of one year from the time of death or disability.

The term “disability” has the meanings set forth in the Employment Agreements.

Termination upon a Change of Control

Notwithstanding anything in the Amended and Restated Segal Agreement to the contrary, in the event that Mr. Segal’s employment is terminated within 12 months following a change in control and upon the fulfillment of certain other conditions, then (1) notwithstanding the vesting and exercisability schedule in any stock option agreement between the Company and Mr. Segal, all unvested stock options granted by the Company to Mr. Segal shall immediately vest and become exercisable and shall remain exercisable for not less than 360 days thereafter, and (2) Mr. Segal shall be entitled to receive his severance; provided, however, that if such lump sum severance payment, either alone or together with other payments or benefits, either cash or non-cash, that the executive has the right to receive from the Company, including, but not limited to, accelerated vesting or payment of any deferred compensation, options, stock appreciation rights or any benefits payable to the executive under any plan for the benefit of employees, would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then such lump sum severance payment or other benefit shall be reduced to the largest amount that will not result in receipt by the executive of an excess parachute payment. The determination of the amount of the payment described in this subsection shall be made by the Company’s independent auditors at the sole expense of the Company. For purposes of clarification the value of any options described above will be determined by the Company’s independent auditors using a Black-Scholes valuation methodology.

The terms “change in control” and “severance” have the respective meanings set forth in the Amended and Restated Segal Employment Agreement.

Interim Chief Financial Officer

Linda Siluk has served as our Interim Chief Financial Officer since May 16, 2017. Pursuant to an offer letter dated May 15, 2017, Ms. Siluk received a monthly salary of $27,500 and a grant of 35,000 restricted shares to vest upon the achievement of certain mutually agreed upon objectives. Ms. Siluk was to serve as the Interim Chief Financial Officer for a period of six months, with further employment to be considered.

Senior Vice President of Marketing, Sales and Events

Celeste Fierro has served as our Senior Vice President of Marketing, Sales and Events since February 19, 2014. Ms. Fierro is an at-will-employee. For the years ended December 31, 2015, Ms. Fierro’s annual salary was $250,000. On May 11, 2016, Ms. Fierro’s annual salary was raised to $365,000 and on March 29, 2017, she received a one-time discretionary bonus of $17,067 for her performance in overseeing certain catering events, which increased sales of the Company. On April 8, 2016, Ms. Fierro was granted 125,000 restricted stock units vesting ratably over five years beginning on April 8, 2017. On May 16, 2017, Ms. Fierro was granted (i) 250,000 incentive stock options to purchase 250,000 shares of our common stock and 100,000 restricted stock units, both vesting ratably over five years beginning on May 16, 2018; and (ii) 50,000 restricted stock units vesting upon certain performance goals being met.

2013 Employee, Director and Consultant Equity Incentive Plan

In October 2013, our Board approved the 2013 Plan. Unless sooner terminated by our Board or our stockholders, the 2013 Plan will expire on October 16, 2023. Under our 2013 Plan, we may grant incentive stock options, non-qualified stock options, restricted stock grants and other stock based awards to employees, consultants and directors who, in the opinion of the Board, are in a position to make a significant contribution to our long-term success. The purpose of these awards is to attract and retain key individuals, further align employee and stockholder interests, and to closely link compensation with Company performance. The 2013 Plan provides an essential component of the total compensation package, reflecting the importance that we place on aligning the interests of key individuals with those of our stockholders. All employees, directors and consultants of the Company and its affiliates are eligible to participate in the 2013 Plan.

The maximum number of shares of our common stock that may be delivered in satisfaction of awards under the 2013 Plan is 4,773,992 shares. This number is subject to adjustment in the event of a stock split, stock dividend, combination, recapitalization or other change in our capitalization.

Shares of our common stock to be issued under the 2013 Plan may be authorized but unissued shares of our common stock or previously issued shares acquired by us. Any shares of our common stock underlying awards that otherwise expire, terminate, or are forfeited prior to the issuance of stock will again be available for issuance under the 2013 Plan.

Stock Options.   Stock options granted under the 2013 Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options, which are not intended to meet those requirements. Incentive stock options may be granted to employees of the Company and its affiliates. Non-qualified options may be granted to employees, directors and consultants of the Company and its affiliates. The exercise price of a stock option may not be less than 100% of the fair market value of our common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our capital stock, the exercise price may not be less than 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years.

Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement. Generally, stock options will be exercisable for three months after termination of service for any reason other than Cause, except in the case of death or total and permanent disability in which such options may be exercised for 12 months after termination of service.

Restricted Stock.   Restricted stock is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions. If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited.

During the restricted period, the holder of restricted stock has the rights and privileges of a regular stockholder, except that the restrictions set forth in the applicable award agreement apply. For example, the holder of restricted stock may vote and receive dividends on the restricted shares; but he or she may not sell the shares until the restrictions are lifted.

Other Stock-Based Awards.   The 2013 Plan also authorizes the grant of other types of stock-based compensation including, but not limited to stock appreciation rights, phantom stock awards, and stock unit awards.

Plan Administration.   The 2013 Plan will be administered by our Compensation Committee. Our Compensation Committee will have full power and authority to determine the terms of awards granted pursuant to this plan, including:

•	which employees, directors and consultants shall be granted options and other awards;
•	the number of shares subject to each award;
•	the vesting provisions of each award;
•	the termination or cancellation provisions applicable to awards; and
•	all other terms and conditions upon which each award may be granted in accordance with the 2013 Plan.

In addition, the administrator may, in its discretion, amend any term or condition of an outstanding award, provided (i) such term or condition as amended is permitted by the 2013 Plan, and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant; and provided, further, that without the prior approval of our stockholders, stock awards will not be repriced, replaced or regranted through cancellation or by lowering the exercise price of a previously granted award.

Stock Dividends and Stock Splits.   If our common stock shall be subdivided or combined into a greater or smaller number of shares or if we issue any shares of common stock as a stock dividend, the number of shares of our common stock deliverable upon exercise of an option issued or upon issuance of an award shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

Corporate Transactions.   Upon a merger or other reorganization event, our Board, may, in its sole discretion, take any one or more of the following actions pursuant to our 2013 Plan, as to some or all outstanding awards:

•	provide that all outstanding options shall be assumed or substituted by the successor corporation;
•	upon written notice to a participant provide that the participant’s unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the participant;
•	in the event of a merger pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options; or
•	provide that outstanding awards shall be assumed or substituted by the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the merger or reorganization event.

Notwithstanding the foregoing, in the event such merger or other reorganization event also constitutes a change of control under the terms of the 2013 Plan, then all stock options outstanding on the date of the merger or other reorganization event shall be deemed vested at such time.

Under the terms of the 2013 Plan, a change of control means the occurrence of any of the following events: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose any such voting securities held by the Company or its affiliates or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board does not approve; (ii) (A) a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring stockholder approval; or (iii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” are defined under the 2013 Plan as directors who either (A) were directors of the Company as of October 16, 2013, (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company) or (C) were appointed in connection with the consummation of the Merger.

Amendment and Termination.   The 2013 Plan may be amended by our stockholders. It may also be amended by our Board, provided that stockholder approval will be required for any amendment to the 2013 Plan to the extent such approval is required by law, including the Internal Revenue Code of 1986, as amended, or applicable stock exchange requirements. Any amendment approved by the Board which the Board determines is of a scope that requires stockholder approval shall be subject to obtaining such stockholder approval. No such amendment may adversely affect the rights under any outstanding award without the holder’s consent. In addition, if any stock market on which the Company’s common stock is traded amends its corporate governance rules so that such rules no longer require stockholder approval of “material amendments” of equity compensation plans, then, from and after the effective date of such an amendment to such rules, no amendment of the 2013 Plan which (i) materially increases the number of shares to be issued under the 2013 Plan (other than to reflect a reorganization, stock split, merger, spin off or similar transaction); (ii) materially increases the benefits to participants, including any material change to: (a) permit a repricing (or decrease in exercise price) of outstanding options, (b) reduce the price at which awards may be offered, or (c) extend the duration of the 2013 Plan; (iii) materially expands the class of participants eligible to participate in the 2013 Plan; or (iv) expands the types of awards provided under the 2013 Plan shall become effective unless stockholder approval is obtained.

On April 8, 2016, based upon the recommendation of our Compensation Committee, our Board adopted Amendment No. 1 to the 2013 Plan (the “Amendment”). The Amendment to the 2013 Plan was adopted to revise and clarify the effect of certain corporate transactions on awards granted (or to be granted) under the 2013 Plan.

Outstanding Equity Awards at 2017

Fiscal Year-End

The following table provides information as to equity awards held by each of the named executive officers of the Company at December 31, 2017.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Emanuel Hilario	—	300,000	(1)	—		$1.42	10/30/2027	—	—	200,000	(7)	$478,000

Linda Siluk	—	—		—		—	—	—	—	35,000	(8)	$83,650

Celeste Fierro	150,000	100,000	(2)	—		$4.85	6/5/2024	—	—	100,000	(9)	$239,000
	—	250,000	(3)	—		$2.13	5/15/2027	—	—	100,000	(8)	$239,000

Jonathan Segal	334,357	62,651	(4)	—		$5.00	10/16/2023	—	—	150,000	(10)	$358,500
	—	—		79,402	(5)	$5.00	10/16/2023	—	—	—		—
	—	—		500,000	(6)	$2.73	4/8/2026	—	—	—		—

(1)	The option vests ratably over three years beginning on October 30, 2017.
(2)	The option vests ratably over five years beginning on June 5, 2015.
(3)	The option vests ratably over five years beginning on May 16, 2018.
(4)	The option vests ratably over five years beginning on October 16, 2013.
(5)	Up to 20% of the option will vest upon the achievement of certain annual performance milestones to be set by the Company each year for a five year period commencing with the 2014 fiscal year. Pursuant to the performance-based stock options granted on October 16, 2013, under the 2013 Plan, 114,044 unexercised options were forfeited on February 27, 2016, upon the expiration of the Company’s publicly traded warrants.
(6)	The option will vest upon the last day of the quarter in which the closing price of our common stock reaches $5.00, $5.50 and $6.00 for ten consecutive trading days in the quarter, with 33% vesting at each respective price, no earlier than April 8, 2017.
(7)	The restricted stock unit vests ratably over three years beginning on October 30, 2018; provided however that the restricted stock units may vest earlier upon the price of the Company’s common stock reaching an average closing stock price as measured over ten consecutive trading days of $2.13, $2.485 and $2.840 (the “Hurdles”) for ten consecutive trading days, with 100,000 RSUs vesting upon the achievement of each respective Hurdle. During the quarter ended December 31, 2017, the Company’s average closing stock price exceeded $2.13 as measured over ten consecutive trading days.
(8)	The restricted stock unit will vest ratably over five years beginning on May 16, 2018.
(9)	The restricted stock unit will vest ratably over five years beginning on April 8, 2017.
(10)	The restricted stock unit will vest upon the last day of the quarter in which the closing price of our common stock reaches $5.00, $5.50 and $6.00 for ten consecutive trading days in the quarter, with 33% vesting at each respective price, no earlier than April 8, 2017.

Compensation of Directors

Each non-employee director in 2017 received fully vested stock grants equal to $40,000 at the fair market value on July 12, 2017, and $40,000 in director fees for the fiscal year ended December 31, 2017, in accordance with the 2013 Plan. For the fiscal year ending December 31, 2017, the annual payment of directors’ fees was $80,000 per annum payable half in cash and half in options or restricted stock. The exercise price of options or restricted stock will equal or exceed the fair market value of the common stock on the date of grant and shall vest in full on such date. The Company will reimburse all directors for reasonable expenses incurred traveling to and from Board meetings. The Company does not pay employee directors any compensation for services as a director. Non-employee directors who serve as chairman of committees will earn an additional $10,000 per annum for such services.

2017 Director Compensation

The following table sets forth the compensation paid or earned for the fiscal year ended December 31, 2017 to our non-employee directors.

Name	Fees Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($) (2)	Total ($)
Emanuel Hilario (3)	$29,200	$40,000	$69,200
Michael Serruya	$50,000	$40,000	$90,000
Nicholas Giannuzzi (4)	$40,000	$40,000	$80,000
Eugene M. Bullis	$50,000	$40,000	$90,000
Richard Perlman (5)	$25,000	$—	$25,000
Kin Chan (6)	$—	$—	$—

(1)	Each non-employee director in 2017 was paid a director’s fee of $40,000 for the fiscal year ended December 31, 2017. A $10,000 committee chair fee was paid to Michael Serruya, Chairman of the Compensation Committee and Eugene Bullis, Chairman of the Audit Committee.
(2)	Each non-employee director in 2017 received fully vested stock grants of 19,139 shares of common stock of the Company at the fair market value on July 12, 2017 in accordance with the 2013 Plan. The amounts in the “Restricted Stock Awards” column reflect the aggregate grant date fair value of restricted stock granted during the year computed in accordance with the provisions of FASB ASC Topic 718. For a description of these restricted stock awards, see the first paragraph of this “Compensation of Directors” section.
(3)	On October 30, 2017, Emanuel Hilario was appointed the President and Chief Executive Officer of the Company.
(4)	On November 15, 2017, Nicholas Giannuzzi resigned from his position as a member of the Board.
(5)	On April 20, 2017, Richard Perlman resigned from his position as a member of the Board.
(6)	On November 17, 2017, Kin Chan joined our Board and has not received Board fees as part of his directorship.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any director (existing or proposed) or executive officer (existing or proposed) of the Company during the past ten (10) years.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of April 6, 2018, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and named executive officers and (iii) all current officers and directors as a group. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of our common stock that may be acquired by an individual or group within 60 days of April 6, 2018, pursuant to the exercise of options, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Percentage ownership calculations for beneficial ownership are based on 27,252,101 shares outstanding as of April 6, 2018. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: 411 West 14th Street, 2nd Floor, New York, NY 10014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Beneficially Owned (%)
Emanuel Hilario	312,306	1.2%
Linda Siluk	7,000	*
Celeste Fierro (2)	688,244	2.5%
Jonathan Segal (3)	7,363,204	26.7%
Michael Serruya (4)	285,397	1.1%
Eugene M. Bullis	42,486	*
Kin Chan (5)	1,500,000	5.8%
Dimitrios Angelis	—	*
All current executive officers and directors as a group (8 individuals)	10,198,637	37.4%

5% Stockholders:	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (%)
Kanen Wealth Management LLC (6) 5850 Coral Ridge Drive, Suite 309 Coral Springs, FL 33076	4,836,273	17.3%

Anson Investments Master Fund (7) c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue, George Town Grand Cayman KY 1-9005, Cayman Islands	2,112,921	8.2%

Argyle Street Management Limited (8) Unit 601-2, 6th Floor St. George’s Building 2 Ice House Street Central, Hong Kong	1,500,000	5.8%

Twinleaf Management, LLC (9) 131 Brookwood Lane New Canaan, CT 06840	1,270,704	5.0%

*	Represents less than 1% of the issued and outstanding shares.

(1)	All securities are beneficially owned directly by the persons listed on the table (except as otherwise indicated).
(2)	Includes options to purchase 50,000 shares of common stock that are exercisable within 60 days of April 6, 2018.
(3)	Includes (i) 156,952 shares of common stock held by Modern Hotels (Holdings) Limited, of which Mr. Segal is the Managing Director, (ii) 386,166 shares of common stock held by the Jonathan Segal 2012 Family Trust, of which Mr. Segal is a trustee, (iii) 1,000,000 shares of common stock held by the Jonathan Segal 2016 Family Trust #2; and (iv) options to purchase 317,606 shares of common stock that are exercisable within 60 days of April 6, 2018.
(4)	Includes 197,712 shares of common stock held by MOS Holdings Inc., an entity owned by Mr. Serruya.
(5)	Consists of the shares listed in footnote 8 below.
(6)	Based solely on a Schedule 13D/A filed with the SEC on March 28, 2018 by Kanen Wealth Management LLC, a Florida limited liability company and registered investment advisor (“KWM”) and David L. Kanen, the managing member, sole investment advisor representative and Chief Compliance Officer for KWM. KWM, in its role as investment manager for customer accounts (collectively, the “Accounts”), has discretionary voting and dispositive power over the shares of common stock held in the Accounts pursuant to investment advisory agreements. Mr. Kanen, as the managing member of KWM, may be deemed to share voting and dispositive power over such shares of common stock with KWM. KWM, as the general partner of The Philotimo Fund LLC, and Mr. Kanen, as the managing member of KWM, may be deemed to share voting and dispositive power over the shares of common stock held by The Philotimo Fund LLC. As of the close of business on March 19, 2018, Kanen Wealth Management, LLC directly owned 2,866,273 Shares. Kanen Wealth Management, LLC, as the general partner of Philotimo Fund, LP, may be deemed the beneficial owner of the 1,970,000 Shares owned by Philotimo Fund, LP. As of the close of business on March 19, 2018, Mr. Kanen directly owned 18,921 Shares. Mr. Kanen, as the managing member of Kanen Wealth Management, LLC, may be deemed the beneficial owner of the (i) 2,866,273 Shares owned by Kanen Wealth Management, LLC and (ii) 1,970,000 Shares owned by Philotimo Fund, LP. The number of shares beneficially owned includes 125,000 shares of common stock issuable upon exercise of certain warrants owned by The Philotimo Fund LLC.
(7)	Based solely on a Schedule 13G filed with the SEC on March 2, 2018 by Anson Investments Master Fund LP, a Cayman Islands limited partnership, Anson Funds Management LP (d/b/a Anson Group), a Texas limited partnership, Anson Management GP LLC, a Texas limited liability company, Mr. Bruce R. Winson, the principal of Anson Funds Management LP and Anson Management GP, LLC, Anson Advisors Inc. (d/b/a Anson Funds), an Ontario, Canada corporation, Mr. Adam Spears, a director of Anson Advisors Inc., and Mr. Moez Kassam, a director of Anson Advisors, Inc. Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to Anson Investments Master Fund LP and may direct the vote and disposition of the 2,112,921 shares of Common Stock held by Anson Investments Master Fund LP. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the 2,112,921 shares of Common Stock held by Anson Investments Master Fund LP. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 2,112,921 shares of Common Stock held by Anson Investments Master Fund LP. As directors of Anson Advisors Inc., Mr. Spears and Mr. Kassam may each direct the vote and disposition of the 2,112,921 shares of Common Stock held by Anson Investments Master Fund LP. The number of shares beneficially owned includes 640,000 shares of common stock issuable upon exercise of certain warrants owned by Anson Investments Master Fund LP.
(8)	Includes 1,000,000 shares of Common Stock and 500,000 Warrants relating to the Common Stock exercisable from May 15, 2018 at an exercise price of US$1.63 per share of Common Stock, beneficially owned by (i) ASM Connaught House Fund LP (520,000 shares of Common Stock and 260,000 Warrants), (ii) ASM Connaught House (Master) Fund II LP (360,000 shares of Common Stock and 180,000 Warrants) and (iii) ASM Co-Investment Term Trust I (120,000 shares of Common Stock and 60,000 Warrants). Based solely on a Schedule 13D filed with the SEC on March 23, 2018 by Argyle Street Management Limited, a British Virgin Islands incorporated company, whose principal business is to act as investment manager of ASM Connaught House Fund LP, ASM Connaught House (Master) Fund II LP and ASM Co-Investment Term Trust I. Our director, Mr. Kin Chan acts as chief investment officer to Argyle Street Management Limited; Argyle Street Management Limited, in its capacity as investment manager of ASM Co-Investment Term Trust I, ASM Connaught House Fund LP and ASM Connaught House (Master) Fund II LP, has the ability to direct the management of ASM Co-Investment Term Trust I, ASM Connaught House Fund LP and ASM Connaught House (Master) Fund II LP’s business. As such, Mr. Kin Chan has the power to direct the decisions of Argyle Street Management Limited, which itself has the power to direct the decisions of ASM Co-Investment Term Trust I, ASM Connaught House Fund LP and ASM Connaught House (Master) Fund II LP regarding the vote and disposition of securities directly or indirectly beneficially held by ASM Co-Investment Term Trust I, ASM Connaught House Fund LP and ASM Connaught House (Master) Fund II LP; therefore, Mr. Kin Chan may be deemed to have indirect beneficial ownership of the Common Stock beneficially held by ASM Co-Investment Term Trust I, ASM Connaught House Fund LP and ASM Connaught House (Master) Fund II LP.
(9)	Based solely on a Schedule 13D filed with the SEC on March 28, 2018, by Twinleaf Management, LLC, a Connecticut limited liability company. The shares are allocated across ten discretionary client accounts (the “Client Accounts”). Such clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. No such client contains an interest relating to more than five percent of the class of securities. Spencer Grimes, as managing member of Twinleaf Management LLC may be deemed to beneficially own the 1,270,704 shares of common stock allocated to the Client Accounts.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2017, with respect to compensation plans under which equity securities of the Company are authorized for issuance. For a description of the terms of the Company’s equity compensation plan, please see “Executive Compensation — 2013 Employee, Director and Consultant Equity Incentive Plan” included in Item 11 of this Annual Report on Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,300,035	$3.41	473,041
Equity compensation plans not approved by security holders	—	—	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Mr. Segal is the Executive Chairman of the Board, the Director of Business Development and a principal stockholder of the Company. As of April 6, 2018, Mr. Segal beneficially owned approximately 27% of our issued and outstanding common stock.

Lease Guarantees

Mr. Segal is a limited personal guarantor of the leases for the STK Miami premises with respect to certain covenants under the lease relating to construction of the new premises and helping the landlord obtain a new liquor license for the premises in the event of termination of the lease. Mr. Segal is a limited personal guarantor of the leases for the Bagatelle New York premises with respect to JEC II, LLC’s payment and performance under the lease.

Personal Interests in Subsidiaries

Mr. Segal currently owns 85% of Hip Hospitality LLC, which owns 50% of Bagatelle America, LLC (“Bagatelle America”). Bagatelle America is the Manager of our Bagatelle Little West 12th LLC subsidiary, which owns and operates our Bagatelle — NY restaurant. As Manager, Bagatelle America receives an annual management fee of 5% of the Adjusted Gross Revenue (as defined in the management agreements with each subsidiary). Bagatelle America is also the holder of the trademark for “Bagatelle,” which it licenses royalty free to Bagatelle La Cienega, LLC and Bagatelle Little West 12th LLC.

Ms. Fierro owns 5.19% of Little West 12th, LLC, which currently owns and operates our STK Downtown restaurant.

Related Party Services

Mr. Giannuzzi, who resigned from his position as a director effective November 16, 2017 is the managing partner of The Giannuzzi Group, LLP, a law firm that provided legal services to the Company and its subsidiaries. In 2016 and 2017, we paid The Giannuzzi Group, LLP approximately $503,700 and $330,000 for legal services rendered, respectively. In addition, The Giannuzzi Group, LLP subleases its office space from the Company, for which it currently pays the Company $16,500 per month. The sublease expires in August 2021.

Policy for Approval of Related Person Transactions

Our Audit Committee was established in November 2013, is comprised of independent directors and will review and approve all related-party transactions.

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest.

In reviewing and approving such transactions, the audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chairman of the audit committee in some circumstances.

The audit committee or its chairman, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the audit committee shall participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members has an interest.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board has determined that the following members of our Board are “independent directors” as defined by the NASDAQ Stock Market (“NASDAQ”): Michael Serruya, Eugene M. Bullis, Kin Chan and Dimitrios Angelis.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP served as our independent registered public accounting firm and audited financial statements for the fiscal year ending December 31, 2017.

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and December 31, 2016 and fees billed for other services rendered by Grant Thornton LLP during those periods.

	2017	2016
Audit fees: (1)	$650,467	$431,972
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total	$650,467	$431,972

(1)	Audit fees consisted of audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements, Current Reports on Form 8-K and related amendments and statutory audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

In the event the stockholders do not ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm, the Audit Committee will reconsider its appointment.

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

Dated: April 17, 2018

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ LINDA SILUK
Linda Siluk
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	April 17, 2018
Emanuel Hilario	(Principal Executive Officer)

/s/ LINDA SILUK	Interim Chief Financial Officer	April 17, 2018
Linda Siluk	(Principal Financial and Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	April 17, 2018
Jonathan Segal

/s/ EUGENE BULLIS	Director	April 17, 2018
Eugene Bullis

/s/ KIN CHAN	Director	April 17, 2018
Kin Chan

/s/ MICHAEL SERRUYA	Director	April 17, 2018
Michael Serruya

/s/ DIMITRIOS ANGELIS	Director	April 17, 2018
Dimitrios Angelis

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The One Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.5	Form of Senior Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.6	Form of Subordinated Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.7	Common Stock Purchase Agreement dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
4.8	Common Stock Purchase Warrant dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
4.9	Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.2	Escrow Agreement, dated October 16, 2013, by and among the Registrant, The One Group, LLC, Samuel Goldfinger, as Company Representative, the Liquidating Trust and Continental Stock Transfer & Trust Company, as Escrow Agent. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.3	Second Term Loan Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.4	Second Term Note of The ONE Group, LLC to BankUnited, N.A., dated June 2, 2015, in the principal amount of $6,000,000. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.5	Grant of Security Interest (Trademarks), dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.6	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.7	Fifth Amended and Restated Security Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC, and STK Denver, LLC, and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.8	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.9	Guarantee Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

10.10	Term Loan Agreement, dated December 17, 2014, by and between The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.11	Term Note of The ONE Group, LLC to BankUnited, N.A., dated December 17, 2014, in the principal amount of $7,475,000.07. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.12	Grant of Security Interest (Trademarks), dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.13	Amended and Restated Pledge Agreement, dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.14	Fourth Amended and Restated Security Agreement, dated December 17, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC, STK Denver, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.15	Credit Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.16	Promissory Note of The ONE Group, LLC to Herald National Bank, dated October 31, 2011, in the principal amount of $1,250,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.17	Guarantee, dated October 31, 2011, of Jonathan Segal to Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.18	Pledge Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.19	Pledge Acknowledgment Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.20	Pledge Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.21	Pledge Acknowledgment Agreement, dated October 31, 2011, by and between Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.22	Subordination Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, RCI II, Ltd. and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.23	Subordination Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Talia, Ltd. and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.24	Subordination Agreement, dated October 31, 2011, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Jonathan Segal and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.25	Grant of Security Interest (Trademarks), dated October 31, 2011, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.26	Promissory Note of The ONE Group, LLC to Herald National Bank, dated April 11, 2012, in the principal amount of $1,500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.27	Promissory Note of The ONE Group, LLC to Herald National Bank, dated November 15, 2012, in the principal amount of $500,000. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.28	Amendment No 1 and Addendum to Credit Agreement, dated January 24, 2013, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).

10.29	Amended and Restated Security Agreement, dated January 24, 2013, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.30	Grant of Security Interest (Trademarks), dated January 24, 2013, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.31	Amendment No 2 and Addendum to Credit Agreement and Consent and Termination Agreement, dated October 15, 2013, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, Heraea Vegas, LLC, Xi Shi Las Vegas, LLC and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.32	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.33	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.34	Amendment No. 3 to Credit Agreement, dated June 3, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.35	Amendment No. 4 and Addendum to Credit Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, WSATOG (Miami) LLC and BankUnited, N.A. (formerly Herald National Bank) (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).
10.36	Second Amended and Restated Security Agreement, dated August 6, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami Service, LLC, STK Midtown, LLC, STK Midtown Holdings, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC and BankUnited, N.A. (formerly Herald National Bank) (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).
10.37	Grant of Security Interest (Trademarks), dated August 6, 2014, by and between The ONE Group, LLC and Herald National Bank (Incorporated by reference to Quarterly Report Form 10-Q filed on November 13, 2014).
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

10.39	Third Amended and Restated Security Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC and BankUnited, N.A. (formerly Herald National Bank). (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.40	Grant of Security Interest (Trademarks), dated October 31, 2014, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.41†	Employment Agreement, dated October 16, 2013, by and between The ONE Group, LLC and Jonathan Segal. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.42†	Employment Agreement, dated October 16, 2013, by and between The ONE Group, LLC and Samuel Goldfinger. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.43†	Separation Agreement, dated April 21, 2017, by and between Samuel Goldfinger and the Company. (Incorporated by reference to Quarterly Report on Form 10-Q filed on May 15, 2017).
10.44†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The One Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.45†	Employment Agreement, dated October 30, 2017, by and between The One Group Hospitality, Inc. and Emanuel Hilario (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.46	Securities Purchase Agreement, dated November 15, 2017, among The ONE Group Hospitality, Inc. and certain investors (Incorporated by reference to Form 8-K filed on November 16, 2017).

10.47	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.48	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.49†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.50†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.51	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
10.52	Unsecured Promissory Note dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
10.53	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.54	Unsecured Promissory Note dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.55	Business Loan and Security Agreement by and among STK Midtown, LLC, Little West 12th LLC, STK Miami, LLC, STK Atlanta, LLC, STK Westwood, LLC, STK Chicago LLC, STK Orlando LLC and American Express Bank, FSB, dated as of February 17, 2017 (Incorporated by reference to Form 8-K filed on March 28, 2017).
14.1	Code of Business and Ethics (Incorporated by reference to Form 10-K filed on April 1, 2014).
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Linda Siluk, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Linda Siluk, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

New York, New York
April 17, 2018

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,548	$918
Accounts receivable	5,514	4,960
Inventory	1,402	1,309
Other current assets	1,299	1,743
Due from related parties, net	—	416
Total current assets	9,763	9,346

Property & equipment, net	37,811	36,815
Investments	2,957	3,066
Deferred tax assets, net	69	51
Other assets	384	662
Security deposits	2,031	2,204
Total assets	$53,015	$52,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,329	$3,762
Accrued expenses	6,987	5,549
Deferred license revenue	115	110
Deferred gift card revenue	999	613
Due to related parties, net	256	—
Current portion of long-term debt	3,241	3,154
Total current liabilities	16,927	13,188

Deferred license revenue, long-term	1,222	1,110
Due to related parties, long-term	1,197	1,197
Deferred rent and tenant improvement allowances	17,001	16,171
Long-term debt, net of current portion	10,115	13,099
Total liabilities	46,462	44,765

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 27,152,101 and 25,050,628 shares issued and outstanding at December 31, 2017 and 2016, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	41,007	37,384
Accumulated deficit	(31,979)	(27,763)
Accumulated other comprehensive loss	(1,556)	(1,544)
Total stockholders’ equity	7,475	8,080
Noncontrolling interests	(922)	(701)
Total equity	6,553	7,379
Total Liabilities and Equity	$53,015	$52,144

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except earnings per share and related share information)

	For the years ended December 31,
	2017	2016
Revenues:
Owned restaurant net revenues	$58,654	$54,068
Owned food, beverage and other net revenues	10,227	9,880
Total owned revenue	68,881	63,948
Management, license and incentive fee revenue	10,779	8,466
Total revenues	79,660	72,414

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	15,544	13,781
Owned restaurant operating expenses	37,076	34,542
Total owned restaurant expenses	52,620	48,323
Owned food, beverage and other expenses	9,400	8,805
Total owned operating expenses	62,020	57,128
General and administrative (including stock-based compensation of $1,052 and $838, respectively)	11,893	11,172
Settlements	1,245	—
Depreciation and amortization	3,051	2,647
Lease termination expense and asset write-offs	2,225	529
Pre-opening expenses	1,595	5,994
Transaction costs	421	1,293
Equity in income of investee companies	(168)	(674)
Other expense (income), net	36	(46)
Total costs and expenses	82,318	78,043

Operating loss	(2,658)	(5,629)
Other expenses, net:
Derivative income	—	(100)
Interest expense, net of interest income	1,167	464
Total other expenses, net	1,167	364
Loss from continuing operations before provision for income taxes	(3,825)	(5,993)
Provision for income taxes	600	10,370

Loss from continuing operations	(4,425)	(16,363)

Income (loss) from discontinued operations	397	(92)

Net loss	(4,028)	(16,455)
Less: net income attributable to noncontrolling interest	188	233
Net loss attributable to The ONE Group Hospitality, Inc.	$(4,216)	$(16,688)

Currency translation adjustment	(12)	(1,124)
Comprehensive loss	$(4,228)	$(17,812)

Basic and diluted loss per share:
Continuing operations	$(0.18)	$(0.66)
Discontinued operations	$0.02	$—
Attributable to The ONE Group Hospitality, Inc.	$(0.17)	$(0.66)

Shares used in computing basic and diluted loss per share	25,402,330	25,078,113

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Common stock				Accumulated
	Shares	Par value	Additional paid-in capital	Accumulated deficit	other comprehensive loss	Stockholders’ equity	Noncontrolling interests	Total

Balance at December 31, 2015	24,972,515	$3	$31,778	$(11,075)	$(420)	$20,286	$(681)	$19,605

Stock-based compensation	61,068	—	838	—	—	838	—	838
Cancellation of shares upon expiration of warrants	(1,437,500)	—	—	—	—	—	—	—
Rights Offering	1,454,545	—	3,863	—	—	3,863	—	3,863
Issuance of detachable warrants	—	—	905	—	—	905	—	905
Distributions to noncontrolling interests	—	—	—	—	—	—	(253)	(253)
Loss on foreign currency translation, net	—	—	—	—	(1,124)	(1,124)	—	(1,124)
Net (loss) income	—	—	—	(16,688)	—	(16,688)	233	(16,455)

Balance at December 31, 2016	25,050,628	$3	$37,384	$(27,763)	$(1,544)	$8,080	$(701)	$7,379

Stock-based compensation	169,723	—	1,052	—	—	1,052	—	1,052
Issuance of stock	1,750,000	—	2,183	—	—	2,183	—	2,183
Issuance of detachable warrants	—	—	388	—	—	388	—	388
Vesting of restricted shares	181,750	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(409)	(409)
Loss on foreign currency translation, net	—	—	—	—	(12)	(12)	—	(12)
Net (loss) income	—	—	—	(4,216)	—	(4,216)	188	(4,028)

Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2017	2016
Operating activities:
Net loss	$(4,028)	$(16,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,051	2,647
Amortization of discount on warrants	197	71
Deferred rent	830	1,881
Deferred taxes	(25)	10,043
Income from equity method investments	(168)	(674)
Derivative income	—	(100)
Stock-based compensation	1,052	838
Impairments	559	96
Changes in operating assets and liabilities:
Accounts receivable	(684)	(826)
Inventory	(94)	(157)
Prepaid expenses and other current assets	443	1,731
Due from related parties, net	662	812
Security deposits	169	209
Other assets	262	190
Accounts payable	1,627	908
Accrued expenses	1,631	359
Deferred revenue	503	529
Net cash provided by operating activities	5,987	2,102

Investing activities:
Purchase of property and equipment	(4,610)	(10,610)
Distribution from equity investment	276	519
Net cash used in investing activities	(4,334)	(10,091)

Financing activities:
Proceeds from term promissory notes	—	6,250
Proceeds from business loan and security agreement	1,000	—
Repayment of term loan	(2,828)	(2,495)
Repayment of equipment financing agreement	(334)	(226)
Repayment of business loan and security agreement	(938)	—
Proceeds from rights offering	—	3,863
Issuance of common stock	2,183	—
Issuance of warrants	388	—
Proceeds from liquidating trust	—	1,197
Distributions to non-controlling interests	(409)	(253)
Net cash (used in) provided by financing activities	(938)	8,336

Effect of exchange rate changes on cash	(85)	(297)

Net increase in cash and cash equivalents	630	50
Cash and cash equivalents, beginning of year	918	868

Cash and cash equivalents, end of year	$1,548	$918
Supplemental disclosure of cash flow data:
Interest paid	$1,180	$856
Income taxes paid	$99	$112

Noncash investing and financing activities:
Noncash property, fixtures and equipment additions from equipment financing	$—	$991
Noncash debt issuance costs	$35	$—
Noncash discount on detachable warrants	$—	$905

See notes to the consolidated financial statements.

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns, operates and manages upscale restaurants and lounges. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality food and service of a traditional upscale steakhouse. As of December 31, 2017, the Company owned, operated or managed eighteen venues across seven states and six countries.

The Company also provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized per the requirements of the client. As of December 31, 2017, under various management agreements, the Company services thirteen venues throughout the United States and in Europe.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest, the usual condition of which is ownership of a majority voting interest. The Company also considers for consolidation an entity in which it has certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which the Company possesses a variable interest include its equity method investees.

The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. Several factors are reviewed to determine whether a loss has occurred that is other than temporary, including the absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee.

Certain reclassifications have been made to conform prior period information to the current presentation. The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions for the reporting period and as of the reporting date. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingencies. Actual results could differ from those estimates.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP requires fair value measurement to be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2017 and 2016.

Accounts Receivable

The majority of the Company’s receivables arise primarily from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2017 and 2016.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company has not reserved any inventory as of December 31, 2017 and 2016.

Property and Equipment

Property and equipment (including leasehold improvements) are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the non-cancelable lease term. In circumstances where failure to exercise a renewal option would result in the Company incurring an economic penalty, those option periods are included when determining the depreciation period. In either case, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Costs incurred to repair and maintain the Company’s operations and equipment are expensed as incurred. The estimated useful lives used for financial statement purposes are:

Computer and equipment	5-7 years
Furniture and fixtures	5-7 years

Restaurant smallwares are capitalized during the initial year of operation of a particular restaurant. All restaurant supplies purchased subsequent to the first year are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable. The impairment evaluation is generally performed at the individual venue asset group level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual venue’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual venue’s long-lived assets exceeds its estimated identifiable undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by discounting a venue’s identifiable future cash flows. The Company determined that there were impairments, net of related liabilities, of $0.6 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreement using the straight-line method, which approximates the effective interest method. The Company has recorded debt issuance costs as an offset to long term debt, net of current portion on the consolidated balance sheets.

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. If the Company determines that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset’s recorded amount is adjusted and the consolidated statement of operations is either credited or charged, respectively, in the period during which the determination is made.

The Company reduces its deferred tax assets by a valuation allowance if it determines that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, the Company considers various qualitative and quantitative factors, such as:

•	the level of historical taxable income;
•	the projection of future taxable income over periods in which the deferred tax assets would be deductible;
•	events within the restaurant industry;
•	the health of the economy; and
•	historical trending.

In 2016, the Company established a valuation allowance of $12.0 million on its deferred tax assets as a result of accumulated losses (excluding derivative income) incurred for the three-year period ended December 31, 2016 and the Company’s belief that it was more likely than not that the net deferred tax assets in the United States may not fully be realized in the future. As of December 31, 2017, the Company had a valuation allowance of approximately $11.6 million established against its deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the provision for income taxes in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

Revenue is derived from restaurant sales, management services and license related operations.

The Company recognizes restaurant revenues, net of discounts, when goods and services are provided. Sales tax amounts collected from customers that are remitted to governmental authorities are excluded from net revenue.

Revenue for management services are recognized when services are performed and fees are earned. The Company’s management agreements typically call for a management fee based on a percentage of revenue, a monthly marketing fee based on a percentage of revenues and an incentive fee based on a managed venue’s net profits.

Initial fees collected from a licensed operator to establish a new location are recognized as income over the life of the related license agreement. In cases where initial license fees are tied to specific performance obligations for which the Company is obligated to perform, such as preopening training and opening dates, the Company will record the revenue at the time the obligation is met. Royalties are recognized as revenue in the period the managed or licensed location’s revenues are earned. Royalties from the licensee are based on a percentage of the licensed restaurant’s revenue.

Gift Certificates

Proceeds from the sale of gift certificates are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift certificates and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift certificates presented for payment, it may determine the likelihood of redemption to be remote for certain gift certificates due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift certificate balances may then be recognized as breakage in the consolidated statements of operations and comprehensive loss as a component of owned unit net revenues.

The Company recorded no revenue from gift card breakage for the years ended December 31, 2017 and 2016.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. The Company recorded pre-opening costs of $3.4 million in 2017, of which $1.8 million was recorded as lease termination expenses and asset write-offs on the consolidated statement of operations and comprehensive loss. Pre-opening costs for 2016 were $6.0 million.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense amounted to $3.6 million and $3.2 million in 2017 and 2016, respectively.

Leases and Deferred Rent

The Company leases all of its restaurant properties under operating leases. The Company also leases equipment under operating leases.

For a lease that contains rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the expected term of the lease and records the difference between rent paid and the straight-line rent expense as deferred rent payable. Rent expense is recognized when the Company obtains control of the leased property. The expected term of the lease includes optional renewal periods that are reasonably assured to be exercised and where failure to exercise such renewal options would result in an economic penalty to the Company. Incentive payments received from landlords are recorded as an increase to deferred rent payable and are amortized on a straight-line basis over the lease term as a reduction of rent. As of December 31, 2017 and 2016, the Company had $17.0 million and $16.2 million, respectively, of deferred rent payable, net of landlord incentives.

Stock-Based Compensation

The Company maintains an equity incentive compensation plan under which it may grant options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services to the Company. Restricted stock and restricted stock units (“RSUs”) are valued using the closing stock price on the date of grant. The fair value of an option award or warrant is determined using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs. The Company’s assumptions are as follows:

•	Expected Term – The expected term of options is based upon evaluations of historical and expected future exercise behavior, with consideration of both the vesting period and contractual terms of the instruments.
•	Risk Free Interest Rate – The risk-free rate interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.
•	Implied Volatility – Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.
•	Dividend Yield – The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

Under the plan, vesting of awards can either be based on the passage of time or on the achievement of performance goals. For awards that vest on the passage of time, compensation cost is recognized over the vesting period. For performance based awards, the Company will recognize compensation costs over the requisite service period when conditions for achievement become probable. The Company also estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ or are expected to differ. These estimates, which are currently at 10%, are based on historical forfeiture behavior exhibited by employees of the Company.

Net Income (Loss) per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per common share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. At December 31, 2017 and 2016, respectively, all equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share as the Company was in a net loss position.

Net income (loss) per share accounts for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amount may not equal the total.

Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances with financial institutions that, at times, may exceed federally insured limits. As of December 31, 2017, the Company has $1.6 million of cash deposited that is in excess of federally insured limits. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.

The Company’s accounts receivable balance includes credit card receivables. Management believes that concentrations of credit risk with respect to these credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

Segment Reporting

The Company operates in three segments: owned restaurants, owned food, beverage and other operations and managed and licensed operations. These reportable segments are supported by the Company’s corporate unit. The Company’s owned restaurant segment consists of leased restaurant locations that compete in the full service dining industry and have similar investment criteria and economic and operating characteristics. The Company’s owned food, beverage and other operations segment includes entities where the Company leases a restaurant and provides additional ancillary food and beverage services, such as managing pool bars and providing full hospitality services for a hotel. The Company’s managed and licensed operations segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which the Company refers to as managed units. Revenues within the managed and licensed operations segment are generated from management fees based on the net revenue at each location, incentive fees based on profitability at each location and license fees. Information regarding the revenues and costs for each business segment has been reported in Note 19 for the years ended December 31, 2017 and 2016.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or (losses) are recorded in accumulated other comprehensive loss within stockholders' equity and amounted to approximately $(12,000) and $(1.1) million during the years ended December 31, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly-owned subsidiaries of the Company.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and has subsequently issued a number of clarifying amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenues and cash flows from customer contracts, including significant judgments, changes in judgments and identification of assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and provides for two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company plans to adopt the requirements of ASU 2014-09 using the modified retrospective method. To prepare for the adoption of ASU 2014-09, the Company has:

•	Identified its key revenue streams;
•	Identified key factors from the five step process to recognize revenue as prescribed by ASU 2014-09 that may be applicable to each key revenue stream;
•	Reviewed contracts within each key revenue stream to identify differences in the timing of recognizing revenues between current GAAP and ASU 2014-09; and
•	Evaluated the Company’s historical accounting policies and practices to the requirements of ASU 2014-09.

The Company believes that the primary areas affected by ASU 2014-09 are revenues associated with licensing agreements and gift cards which in the aggregate accounted for less than 2% of total revenues in 2017. The Company concluded that the adoption of ASU 2014-09 will not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. ASU 2016-02 also requires certain disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company’s restaurants operate under lease agreements that provide for material future lease payments. These leases comprise the majority of the Company’s material lease agreements. The Company is currently evaluating the effect of this standard, but expects the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements by increasing both total assets and total liabilities.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments" (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in ASU 2017-09 are effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect of ASU 2017-09 on its consolidated financial statements, but does not expect it to have a material impact.

Note 3 - Inventory

Inventory consists of the following (in thousands):

	At December 31,
	2017	2016
Food	$246	$209
Beverages	1,156	1,100
Total	$1,402	$1,309

Note 4 – Other Current Assets

Other current assets consists of the following (in thousands):

	At December 31,
	2017	2016
Prepaid taxes	$255	$212
Landlord receivable	258	679
Prepaid expenses	421	538
Other	365	314
Total	$1,299	$1,743

Note 5 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2017	2016
Furniture, fixtures and equipment	$10,073	$9,530
Leasehold improvements	41,261	36,136
Less: accumulated depreciation and amortization	(18,832)	(15,809)
	32,502	29,857
Construction in progress	3,828	5,605
Restaurant supplies	1,481	1,353
Totals	$37,811	$36,815

Depreciation and amortization related to property and equipment amounted to $3.1 million and $2.6 million for the years ended December 31, 2017 and 2016, respectively. The Company does not depreciate construction in progress, assets not yet put into service and restaurant supplies. Furniture, fixtures and equipment includes $1.4 million and $0.7 million of assets not yet put into service or classified as held for sale at December 31, 2017 and 2016, respectively.

In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. Accordingly, the Company wrote off gross fixed assets of $0.6 million.

In 2016, the Company closed STK Edinburgh and accordingly, wrote off $1.1 million in gross fixed assets and the related lease liabilities of $1.0 million, resulting in an impairment charge of $0.1 million.

Note 6 – Accrued Expenses

Accrued expenses consists of the following (in thousands):

	At December 31,
	2017	2016
VAT and Sales taxes	$739	$1,386
Payroll and related	847	731
Income taxes	610	144
Due to hotels	1,168	1,327
Rent	1,471	321
Legal, professional and other services	1,007	704
Insurance	103	150
Other	1,042	786
Totals	$6,987	$5,549

Note 7 - Long Term Debt

Long term debt consists of the following (in thousands):

	At December 31,
	2017	2016

Term Loan Agreements	$6,657	$9,485
Promissory Notes	6,250	6,250
Equipment Financing Agreements	1,094	1,421
Business Loan and Security Agreement	62	—
	14,063	17,156
Less: Current portion of Long Term Debt	(3,241)	(3,154)
Less: Discounts on warrants, net	(654)	(835)
Less: Debt Issuance Costs	(53)	(68)
Long Term Debt, net of Current Portion	$10,115	$13,099

Future minimum loan payments:
2018	$3,241
2019	3,197
2020	1,268
2021	6,357
2022	—
Total	$14,063

Bank United Term Loans

On December 17, 2014, the Company entered into a term loan agreement with BankUnited in the amount of $7.5 million (the “First Term Loan Agreement”), of which the proceeds were used to repay existing debt and fund additional Company growth and working capital needs.

The First Term Loan Agreement, which matures on December 1, 2019, bears interest at an annual rate of 5.0%. Beginning on January 1, 2015, the Company is required to make sixty consecutive monthly installment payments of $124,583 plus accrued interest towards the First Term Loan Agreement.

On June 2, 2015, the Company entered into a second term loan agreement with BankUnited, wherein BankUnited agreed to make multiple advances to the Company in the aggregate principal amount of up to $6.0 million (the "Second Term Loan Agreement").

The Second Term Loan Agreement, which matures on September 1, 2020, bears interest at an annual rate of 5.0%. Beginning on April 1, 2016, the Company is required to make fifty-four consecutive monthly installments, with each installment to be in the principal amount of the lesser of $111,111 or the quotient of (x) the outstanding principal amount of all advances on March 31, 2016, divided by (y) fifty-four (54); provided, however, that the final principal installment shall be in an amount equal to the aggregate principal amount of all advances outstanding on September 1, 2020, or such earlier date on which all outstanding advances shall become due and payable, whether by acceleration or otherwise.

The First Term Loan Agreement and the Second Term Loan Agreement are secured by substantially of the Company’s assets. The First Term Loan Agreement and the Second Term Loan Agreement contain certain affirmative and negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. As of December 31, 2017, the Company is in compliance with all of its financial covenants under the First Term Loan Agreement and the Second Term Loan Agreement.

At December 31, 2017, the outstanding balance under the First Term Loan Agreement and the Second Term Loan Agreement is $3.0 million and $3.7 million, respectively.

Promissory Notes

2235570 Ontario Limited

On June 27, 2016 the Company entered into a $1.0 million loan agreement with 2235570 Ontario Limited (“Ontario Noteholder”) through an unsecured promissory note (the “Ontario Note”). The Ontario Note bears interest at a rate of 10.0% per annum, payable in quarterly installments beginning September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. In connection with the issuance of the Ontario Note, the Company issued warrants to the Ontario Noteholder with a fair value of $0.1 million (See Note 14), which was recorded by the Company as a reduction to the principal balance of the Ontario Note and is being amortized to interest expense over the term of the Ontario Note. At December 31, 2017, the amount outstanding under the Ontario Note is $1.0 million. At December 31, 2017, there is $87,500 of unamortized discount related to the Ontario Warrant.

Anson Investments Master Fund LP

On August 11, 2016 the Company entered into a $3.0 million loan agreement with Anson Investments Master Fund LP (“Anson”) through an unsecured promissory note (the “Anson August Note”). The Anson August Note bears interest at a rate of 10% per annum, payable in quarterly installments beginning September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. In connection with the issuance of the Anson August note, the Company issued warrants to Anson with a fair value of $0.4 million (See Note 14), which was recorded as a reduction to the principal balance of the Anson August Note and is being amortized to interest expense over the term of the Anson August Note. At December 31, 2017, the amount outstanding under the Anson August Note is $3.0 million. At December 31, 2017, there is $0.3 million of unamortized discount related to the Anson August Warrant.

On October 24, 2016, the Company entered into a $2.25 million loan agreement with Anson through an unsecured promissory note (the “Anson October Note”). The Anson October Note bears interest at a rate of 10% per annum, payable in quarterly installments beginning December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. In connection with the issuance of the Anson October Note, the Company issued warrants to Anson with a fair value of $0.4 million (See Note 14), which was recorded as a reduction to the principal balance of the Anson October Note and is being amortized to interest expense over the term of the Anson October Note. At December 31, 2017, the amount outstanding under the Anson October Note is $2.25 million. At December 31, 2017, there is $0.3 million of unamortized discount related to the Anson October Warrant.

Equipment Financing Agreements

On June 5, 2015, the Company entered into a $1.0 million financing agreement with Sterling National Bank (“Sterling”) to purchase equipment for our STKs in Orlando and Chicago (the “First Sterling Agreement”). The First Sterling Agreement bears interest at a rate of 5% per annum, payable in equal monthly installments of $19,686 plus accrued interest beginning on July 1, 2015. The First Sterling Agreement is secured by the equipment purchased with the proceeds of the First Sterling Agreement. At December 31, 2017, the amount outstanding under the First Sterling Agreement is approximately $0.6 million.

On August 16, 2016, the Company entered into a $0.7 million financing agreement with Sterling to purchase equipment for STKs in San Diego, Denver and Orlando (the "Second Sterling Agreement"). The Second Sterling Agreement bears interest at a rate of 5% per annum, payable in equal monthly installments of $13,769 plus accrued interest beginning on September 1, 2016. The Second Sterling Agreement is secured by the equipment purchased with the proceeds of the Second Sterling Agreement. At December 31, 2017, the amount outstanding under the Second Sterling Agreement is approximately $0.5 million.

Business Loan and Security Agreement

On February 17, 2017, the Company entered into a financing agreement with American Express Bank, FSB (“American Express”) in the amount of $1.0 million (the “AMEX Agreement”). In consideration of the loan amount, the Company granted American Express a security interest in certain accounts receivable, as defined in the AMEX Agreement. Pursuant to the terms of the AMEX Agreement, the Company has agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to a repayment schedule as defined in the AMEX Agreement. The loan is subordinate to the agreements with BankUnited. The entire balance of the loan amount is due and payable 365 days after the initial loan distribution. At December 31, 2017, the amount outstanding under the AMEX Agreement is approximately $62,000.

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, amounted to $1.0 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively. The Company capitalized interest of $0.2 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had $1.4 million in letters of credit outstanding for certain restaurants. These letters of credit, which are cash collateralized, are recorded as a component of security deposits on the consolidated balance sheet for December 31, 2017.

Note 8 - Nonconsolidated Variable Interest Entities

The Company’s equity method investments, for which the Company has determined it is not the primary beneficiary, consist of interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)
•	43.33% interest in Bagatelle La Cienega, LLC (“Bagatelle LA”)
•	10.00% interest in One 29 Park, LLC (“One 29 Park”)

Bagatelle Investors is a holding company that has interests in two restaurants, Bagatelle NY and Bagatelle LA. All three entities were formed in 2011. The Company has determined that it is not the primary beneficiary of these entities as it does not have the power to direct the day to day activities of these entities, but it is able to exercise influence over these entities. During the years ended December 31, 2017 and 2016, the Company provided no additional types of support to these entities than what was contractually required. The restaurant associated with the Company’s investment in Bagatelle LA closed in 2016, at which time the Company wrote off its investment in Bagatelle LA to $0.

One 29 Park, formed in 2009, operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, the Company accounted for its investment in One 29 Park under the equity method of accounting based on management’s assessment that the Company had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, the Company believes that it no longer has significant influence over the operations of One 29 Park. The Company did not record any income or losses during the fourth quarter of 2017 related to One 29 Park as it now accounts for its investment in One 29 Park under the cost method. No dividends or distributions were received from One 29 Park in 2017. In March 2018, the Company entered into an agreement to sell its 10% interest in One 29 Park to the new ownership group for $0.6 million.

At December 31, 2017 and 2016, the carrying values of these investments were (in thousands):

	At December 31,
	2017	2016
Bagatelle Investors	$33	$7
Bagatelle NY	2,509	2,553
Bagatelle LA	—	—
One 29 Park	415	506
Totals	$2,957	$3,066

Equity in income of investee companies	$168	$674

The Company has entered into management agreements with Bagatelle NY and Bagatelle LA (the “Bagatelle Entities”) and One 29 Park. For the Bagatelle Entities, the Company recorded management fee revenue of $0.2 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. For One 29 Park, the Company recorded management fee revenue of $0.5 million for each of the years ended December 31, 2017 and 2016, respectively. The Company receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of $0.5 million was recorded from this entity for each of the years ended December 31, 2017 and 2016, respectively.

Receivables from the Bagatelle Entities and One 29 Park of $0.1 million and $0.5 million are included in due to related parties, net on the December 31, 2017 consolidated balance sheet and in due from related parties, net on the 2016 consolidated balance sheet. These receivables, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

Summarized financial data for these investments is presented below (in thousands):

For the Year ended December 31, 2017
	Bagatelle Investors	Bagatelle NY	Bagatelle LA	One 29 Park*

Revenues	$—	$13,641	$—	$5,093
Gross profit	$—	$9,826	$—	$3,969
Income (loss) from continuing operations	$85	$504	$—	$(875)
Net income (loss)	$85	$504	$—	$(875)

* For the nine months ended September 30, 2017.

For the Year ended December 31, 2016
	Bagatelle Investors	Bagatelle NY	Bagatelle LA	One 29 Park

Revenues	$—	$13,570	$1,080	$8,419
Gross profit	$—	$10,147	$815	$6,730
Income (loss) from continuing operations	$209	$1,507	$(502)	$(384)
Net income (loss)	$209	$1,507	$(502)	$(388)

Note 9 - Related Party Transactions

Net amounts due to related parties amounted to $1.5 million and $0.8 million as of December 31, 2017 and 2016, respectively. The Company has reserved $0 and $0.2 million of related party receivables as of December 31, 2017 and 2016, respectively. The Company wrote off related party receivables of $0.4 million during the year ended December 31, 2017.

In 2016, the Company incurred approximately $57,000 for design services by an entity owned by one of the Company’s stockholders. Included in due from related parties, net at December 31, 2017 and 2016 is a balance due to this entity of approximately $9,500 and $22,000, respectively.

The Company incurred legal fees of approximately $0.5 million and $0.4 million in 2017 and 2016, respectively, to an entity owned by one of its stockholders, who is also a former director of the Company. The Company also receives rental income for an office space subleased to this entity. Rental income of $0.2 million was recorded from this entity for each of the years ended December 31, 2017 and 2016. Included in due from related parties, net at December 31, 2017 and 2016 is a balance due to this entity of approximately $0.3 million and $0.2 million, respectively.

The Company incurred approximately $1.7 million and $5.9 million in 2017 and 2016, respectively, for construction services to an entity owned by family members of one of the Company’s stockholders, who is also a former employee of the Company. Construction related deposits of $0.3 million paid to this entity were included in other current assets as of December 31, 2016. The balance of these deposits was $0 as of December 31, 2017. Included in due from related parties, net at December 31, 2017 and 2016 is a balance due to this entity of approximately $27,000 and $11,000, respectively.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). Included in due to related parties, long term at December 31, 2017 and 2016 is a balance due to the Liquidation Trust of $1.2 million and $1.2 million, respectively. The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. When warrants were exercised, the cash proceeds from the exercise of the warrants remained in the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. Please refer to Note 8 for details on other transactions with related parties.

Note 10 - Income Taxes

The components of "loss before income taxes" for the periods were as follows (in thousands):

	Year ended December 31,
	2017	2016
Loss from continuing operations before provision for income taxes
Domestic	$(6,532)	$(5,768)
Foreign	2,707	(225)
Total	$(3,825)	$(5,993)

The components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2017	2016
Current
Federal	$—	$—
State and local	38	62
Foreign	580	260
Total current income tax provision	618	322
Deferred
Federal	—	7,654
State and local	—	2,394
Foreign	(18)	—
Total deferred tax provision	(18)	10,048
Total income tax provision	$600	$10,370

The Company’s effective tax rate differs from the statutory rates as follows:

	Year Ended December 31,
	2017	2016
Income tax benefit at federal statutory rate	34.0%	34.0%
State and local taxes – current	(0.6)%	(0.5)%
State and local taxes – deferred	13.4%	12.5%
FICA tip credit	16.9%	7.2%
Foreign rate differential	8.6%	0.7%
Foreign tax - unrepatriated earnings	—%	(13.1)%
Change in valuation allowance	(87.4)%	(200.7)%
Other items, net	(0.6)%	(13.1)%
Total income tax expense	(15.7)%	(173.0)%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2017	2016
Deferred tax assets:
Deferred rent liabilities	$2,637	$3,744
Lease incentives	1,484	1,566
Stock compensation	458	745
FICA tip credit carryforward	3,224	2,066
Net operating loss	5,129	6,246
Goodwill	1,839	2,862
Inventory	13	10
Charitable contributions carryforward	37	30
Foreign tax credit carryforward	566	384
Deferred revenue	383	478
State and local tax credit carryforward	346	306

Total deferred tax assets	16,116	18,437

Deferred tax liabilities:
Depreciation and amortization	(3,661)	(5,321)
Basis in LLC interest	(592)	(20)
Unremitted foreign earnings	—	(785)
ASC 740-10 liability	(233)	(230)
Total deferred tax liabilities	(4,486)	(6,356)

Valuation allowance	(11,561)	(12,030)

Net deferred tax assets	$69	$51

As of December 31, 2017, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $19.1 million and $14.7 million, respectively.  The federal and state NOLs will expire at various dates from 2033 to 2037.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Year ended December 31,
	2017	2016

Balance, beginning of year	$674	$—
Increase related to prior period positions	—	492
Increase related to current year positions	203	182
Decrease related to prior period positions	(192)	—
Balance, end of year	685	674

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2014 through 2016. The IRS started an examination into tax year 2015 and so far has not proposed any changes. The Company will continue to monitor the impact this examination has on its financials. The Company’s state and local tax filings remain subject to examination for tax years 2014 through 2016.

The Company’s foreign income tax returns prior to fiscal year 2015 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

2017 Tax Act

In December 2017, the President signed The Tax Cuts and Jobs Act (the “TCJA”), which includes a broad range of provisions. Changes in tax law are accounted for in the period of enactment, and as a result, the 2017 consolidated financial statements reflect the immediate tax effect of the TCJA. The TCJA contains several key provisions including:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”);
•	A reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;
•	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) partially offset by foreign tax credits; and
•	Introduction of a territorial tax system beginning in 2018 by providing for a 100% dividend received deduction on certain qualified dividends from foreign subsidiaries.

Pursuant to the TCJA, the Company recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of foreign earnings & profits amounted to $1.9 million. No tax liability was recorded due to the available net operating loss carryforwards. This resulted in a reduction of deferred tax assets and a corresponding reduction in valuation allowance of $0.8 million; and
•	A reduction of net deferred tax assets and a corresponding reduction of the valuation allowance of $2.9 million, primarily for the re-measurement of our deferred tax assets at the newly enacted tax rate of 21%.

The TCJA imposes a one-time mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes. To the extent the Company repatriates these earnings, it estimates that it will not incur significant additional taxes related to such amounts, however the estimates are provisional and subject to further analysis.

Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, the Company used the retained earnings of its foreign subsidiaries as a proxy to calculate E&P for the 2017 tax provision. While retained earnings and E&P are two separate and distinct calculations, the Company believes that retained earnings can initially be used as a relatively accurate proxy for E&P. The Company believes that typical E&P adjustments for items such as depreciation, certain reserves and tax exempt income and other permanent nondeductible expenses for E&P are either immaterial or nonexistent. Therefore, in the absence of a formal E&P analysis, retained earnings was considered to be a reasonable estimate. As of December 31, 2017, the net retained earnings of the Company’s foreign subsidiaries was $1.9 million. The company will conduct a comprehensive E&P analysis prior to the filing of its 2017 tax return. Only after the completion of the E&P study will the Company be able to determine with certainty the tax impact of the deemed repatriation provision of the TCJA. Any adjustment resulting from the E&P analysis will be included as a tax adjustment to continuing operations in 2018.

Note 11 – Derivative Income

In 2013, in connection with a merger transaction, the Company issued warrants to purchase 5.8 million shares of common stock at an exercise price of $5.00 per share. These warrants expired on February 27, 2016, at which time the Company recorded derivative income related to unexercised warrants of $0.1 million.

Note 12 - Commitments and Contingencies

Operating leases

The Company leases office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through 2036. The restaurant leases have renewal clauses of 1 to 5 years at the Company’s option. Some of the Company’s leases also have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for 2017 and 2016 (inclusive of contingent rent of $1.2 million and $0.8 million, respectively) was $9.5 million and $9.0 million in 2017 and 2016, respectively.

As of December 31, 2017, future minimum rental payments under operating leases were as follows (in thousands):

Year ending December 31,	Payments
2018	$7,535
2019	7,613
2020	7,854
2021	7,377
2022	7,021
Thereafter	82,662
Total	$120,062

The Company subleases a portion of its office space to a related party on leases where it does not need the entire space for its operations (see Note 9). As of December 31, 2017, minimum sublease rentals to be received in the future under non-cancelable subleases were $2.3 million. The Company’s sublease income, which is recorded as an offset to rent expense, was $0.7 million for each of 2017 and 2016.

In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. For the year ended December 31, 2017, the Company has accrued for approximately $1.5 million of future lease payments, net of expected sublease income. These charges are included in lease termination expenses and asset write-offs on the consolidated statements of operations and comprehensive loss. These charges are not specifically allocated to our reportable segments.

Note 13 - Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2017 and 2016.

Note 14 - Outstanding Warrants

On June 27, 2016, the Company entered into the Ontario Note (See Note 7). In consideration of the loan amount, the Ontario Noteholder received a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.61 (the “Ontario Warrant”). Using the Black-Scholes option pricing model, the fair value of the Ontario Warrant was determined to be $0.1 million. The Ontario Warrant is exercisable at any time through June 27, 2026, in whole or in part. As of December 31, 2017, there are 100,000 shares still available for purchase under the Ontario Warrant.

On August 11, 2016, the Company entered into the Anson August Note (See Note 7). In consideration of the loan amount, Anson received a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.61 (the “Anson August Warrant”). Using the Black-Scholes option pricing model, the fair value of the Anson August Warrant was determined to be $0.4 million. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. As of December 31, 2017, there are 300,000 shares still available for purchase under the Anson August Warrant.

On October 24, 2016, the Company entered into the Anson October Note (See Note 7). In consideration of the loan amount, Anson received a warrant to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share (the “Anson October Warrant”). Using the Black-Scholes option price model, the fair value of the Anson October Warrant was determined to be $0.4 million. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company’s common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by Anson and to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. As of December 31, 2017, there are 340,000 shares still available for purchase under the Anson October Warrant.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (See Note 17) with certain investors pursuant to which such investors were issued warrants to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $1.63 per share (the “SPA Warrants”). Each SPA Warrant is exercisable commencing on the sixth month anniversary of the date of issuance and will expire on the fifth anniversary of the date that it became exercisable. As of December 31, 2017, there are 875,000 shares still available for purchase under the SPA Warrants. Using the Black-Scholes option price model, the fair value of the SPA Warrants was determined to be $0.4 million.

The fair values of warrants issued during 2017 and 2016 were estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions by year:

	December 31,	December 31,
	2017	2016
Expected life (in years)	5 years	10 years
Risk-free interest rate	2.04%	1.00% - 1.77%
Volatility	38.1%	37.0%
Dividend yield	0%	0%

Note 15 - Discontinued Operations

Prior to 2015, the Company decided to cease operations for six of its locations. The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Other current assets	$108	$108
Security deposits	—	85
Accounts payable and accrued liabilities	(48)	(530)
Net assets (liabilities)	$60	$(337)

The Company’s discontinued operations did not provide revenue to the Company for each of the years ended December 31, 2017 and 2016. The Company’s owns 100% of its discontinued operations.

Note 16 - Litigation

The Company is party to claims in lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In November 2015, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle LA, an equity investee of the Company, which has since ceased operations, (collectively, the “LA Defendants”) alleging that the LA Defendants neglected to conform to California state and local rest and meal period requirements as well as other employment-related allegations. In April 2017, the LA Defendants agreed with the plaintiffs to propose court approval of a class action settlement to avoid the uncertainty and risk associated with continued litigation, which agreement was preliminarily approved by the court. Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company recorded $0.2 million of its share in these costs as settlements on the consolidated statement of operations and comprehensive loss. In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle LA's share of the settlement costs. Final judgment by the court of this settlement agreement was entered on September 26, 2017 and the settlement payment of $0.2 million was made by the Company in October 2017.

In May 2016, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle NY, an equity investee of the Company, (collectively, the “NY Defendants”), alleging that the NY Defendants improperly took tip credits due to those employees, as well certain other employment-related allegations. In May 2017, to avoid the uncertainty, risks and cost associated with continued litigation, the NY Defendants reached a settlement agreement with the plaintiffs. Such settlement agreement was preliminarily approved by the court. Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company recorded $0.5 million of its share in these costs as settlements on the consolidated statement of operations and comprehensive loss. In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle NY’s share of the settlement costs (approximately $0.3 million). Final judgment by the court of this settlement agreement was entered on November 26, 2017. The first installment payment of $0.3 million was paid on December 14, 2017, with the second and final payment of $0.2 million paid on March 1, 2018.

In September 2017, the Company recorded a $0.5 million charge related to an arrangement with a management agreement partner to resolve a dispute. This charge was recorded as a component of settlements on the consolidated statement of operations and comprehensive loss.

Note 17 - Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of corporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2017 and 2016, there are 27.2 million and 25.1 million shares outstanding, respectively.

The Company issued warrants to purchase 5.8 million shares of common stock at an exercise price of $5.00 per share in connection with the Company’s initial public offering. These warrants expired on February 27, 2016. As a result of the expiration of these warrants, an aggregate of 1.4 million shares of common stock were forfeited and such shares were canceled.

On January 19, 2016, the Company commenced a rights offering (the “Rights Offering”) of non-transferable subscription rights to holders of record of its common stock as of January 15, 2016 to purchase up to 1,454,545 shares of common stock. The Company granted holders of its common stock non-transferable subscription rights to purchase one share of common stock at a subscription price of $2.75 per share. Each holder received one subscription right for each 17.16861 shares of common stock owned on January 15, 2016. Each subscription right entitled its holder to purchase one share of common stock at the subscription price. The Rights Offering which closed on February 9, 2016, generated approximately $4.0 million in gross proceeds before deducting offering expenses. The Company issued a total of 1,454,545 shares of common stock at $2.75 per share. Net proceeds from the Rights Offering of $3.8 million were used by the Company to primarily fund the planned development of future STK restaurants.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company, an aggregate of 1.75 million shares of its common stock, at an offering price of $1.50 per share, for gross proceeds of approximately $2.6 million before deducting offering expenses. In a concurrent private placement, the Company agreed to issue warrants to the investors who participated in such transaction (See Note 14).

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of our credit agreements with BankUnited.

Preferred Stock

Under the terms of the Company’s amended and restated certificate of incorporation, the Company’s Board authorized the issuance of 10.0 million shares of preferred stock, par value $0.0001 per share. Preferred shareholders may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2017 and 2016, there are no outstanding shares of preferred stock.

Note 18 - Stock-based Compensation

In October 2013, the Board approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan provides for the granting of stock options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services for the Company. All awards are required to be approved by the Board or a committee of the Board to be established for such purpose. The 2013 Equity Plan will terminate automatically in October 2023, unless terminated by the Board at an earlier date. The Board has the authority to amend, modify or terminate the 2013 Equity Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action may affect any options previously granted under the 2013 Equity Plan without the consent of the holders.

The 2013 Equity Plan provides for the issuance of up to 4,773,992 shares of common stock. Options are generally granted with an exercise price equal to fair market value on the date of grant and have a contractual life of ten years. Vesting can either be based on the passage of time or on the achievement of performance goals. As of December 31, 2017, there were 473,041 shares remaining available for issuance under the 2013 Equity Plan.

Stock Based Compensation Cost

Stock-based compensation cost for 2017 and 2016 was $1.1 million and $0.8 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. Included in stock-based compensation cost is $0.2 million of unrestricted stock granted to directors for each of the years ended December 31, 2017 and 2016. Such grants were awarded consistent with the Board’s compensation practices.

The fair value of options granted during 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions by grant year:

	December 31,	December 31,
	2017	2016
Expected life (in years)	6.5 years	6.5 years
Risk-free interest rate	1.86% – 2.00%	1.13% - 1.24%
Volatility	37%	37%
Dividend yield	0%	0%

The weighted-average fair value of stock options issued was $0.77 and $1.19 for 2017 and 2016, respectively.

Stock Option Activity

Changes in outstanding stock options for 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2016	1,857,012	4.28
2017 Grants	1,260,000	1.96
Exercised	—	—
Cancelled, expired or forfeited	(801,977)	3.14
Outstanding at December 31, 2017	2,315,035	3.41	7.25	$497,700
Exercisable at December 31, 2017	890,384	4.84	4.67	—

A summary of the status of the Company’s non-vested stock options as of December 31, 2017 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2016	1,180,030	$1.56
Granted	1,260,000	0.79
Vested	(245,402)	1.76
Forfeited	(769,977)	1.28
Non-vested shares at December 31, 2017	1,424,651	$0.99

The fair value of options that vested during 2017 was $0.4 million and $1.5 million. During 2017, the Company granted no options that vest upon the achievement of certain milestones. As of December 31, 2017, there are 579,402 milestone-based options outstanding. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of December 31, 2017, there is approximately $1.4 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 3.1 years.

Restricted Stock Award Activity

The Company issues restricted stock awards under the 2013 Equity Plan. The fair value of these awards is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of restricted stock awards and changes during the year ended December 31, 2017 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2016	716,250	$2.73
Granted	710,000	1.83
Vested	(181,750)	2.01
Cancelled, expired or forfeited	(259,500)	2.56
Non-vested at December 31, 2017	985,000	$2.26

During 2017, the Company granted 375,000 restricted shares of stock to employees and officers of the Company. These shares vest based on the achievement of certain EBITDA and stock price thresholds. As of December 31, 2017, 100,000 shares vested and 75,000 shares were forfeited. As of December 31, 2017, 200,000 restricted shares subject to performance-based milestones were still outstanding.

Note 19 - Segment Reporting

The Company’s Chief Executive Officer (“CEO”), who began serving as the Company’s CEO on October 30, 2017 and has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenue less operating expenses) related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of operations and comprehensive loss. We have revised our segments to align with how our CEO manages the business. Prior period segments have been restated to conform to the current year’s presentation (in thousands):

	Years ended December 31,
	2017	2016
Revenues:
Owned restaurants	$58,654	$54,068
Owned food, beverage and other operations	10,227	9,880
Managed and licensed operations	10,779	8,466
	$79,660	$72,414

Segment Profits:
Owned restaurants	$6,034	$5,745
Owned food, beverage and other operations	827	1,075
Managed and licensed operations	10,779	8,466

Total segment profit	17,640	15,286

General and administrative	11,893	11,172
Depreciation and amortization	3,051	2,647
Interest expense, net of interest income	1,167	464
Equity in income of investee companies	(168)	(674)
Other, net	5,522	7,670

Loss from continuing operations before provision for income taxes	$(3,825)	$(5,993)

	Years ended December 31,
	2017	2016
Total assets:
Owned restaurants	$40,570	$40,600
Owned food, beverage and other operations*	7,385	7,048
Managed and licensed operations	5,060	4,496
Total	$53,015	$52,144
* Includes corporate assets

Capital asset additions:
Owned restaurants	$3,955	$11,151
Owned food, beverage and other operations**	655	450
Managed and licensed operations	—	—
Total	$4,610	$11,601
** Includes corporate capital asset additions

Note 20 - Geographic Information

The following table contains certain financial information by geographic location for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Revenues
United States:
Owned restaurants	$58,654	$54,068
Owned food, beverage and other operations	10,227	9,880
Managed and licensed operations	5,723	3,755
Total United States revenues	$74,604	$67,703

Foreign:
Owned restaurants	$—	$—
Owned food, beverage and other operations	—	—
Managed and licensed operations	5,056	4,711
Total foreign revenues	$5,056	$4,711
Total revenues	$79,660	$72,414

	Years ended December 31,
	2017	2016
Long-lived Assets
United States:
Owned restaurants	$37,907	$37,723
Owned food, beverage and other operations	5,088	4,477
Managed and licensed operations	109	329
Total United States long-lived assets	$43,104	$42,529

Foreign:
Owned restaurants	$—	$—
Owned food, beverage and other operations	—	—
Managed and licensed operations	148	269
Total foreign long-lived assets	$148	$269
Total long-lived assets	$43,252	$42,798

Note 21 - Liquidity

During the year ended December 31, 2017, the Company incurred a net loss of $4.0 million and had a working capital deficit of $7.2 million. As of December 31, 2017, the Company's accumulated deficit was $32.0 million. Further, as of December 31, 2017, the Company's cash and cash equivalents was $1.5 million. The Company expects to finance its operations for at least the next twelve months following the issuance of its consolidated financial statements, including the costs of opening currently planned restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, or warrant or option exercises. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable.

Note 22 - Subsequent Events

On March 19, 2018, the Company entered into an agreement to sell its 10% effective ownership interest in One 29 Park for $0.6 million, subject to the acquiring party receiving consent from their lender and other customary closing conditions.

