Form 10-Q
period 2018-03-31
ONE Group Hospitality, Inc.
filed 2018-05-15
CIK 1399520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number        001-37379

THE ONE GROUP HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 W. 14th Street, 2nd Floor, New York, New York	10014
(Address of principal executive offices)	Zip Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of May 8, 2018:  27,352,601

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(unaudited) March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,143	$1,548
Accounts receivable	5,252	5,514
Inventory	1,288	1,402
Other current assets	1,509	1,299
Total current assets	9,192	9,763

Property & equipment, net	37,338	37,811
Investments	2,519	2,957
Deferred tax assets, net	69	69
Other assets	422	384
Security deposits	2,083	2,031
Total assets	$51,623	$53,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,095	$5,329
Accrued expenses	6,206	6,987
Deferred license revenue	215	115
Deferred gift card revenue and other	797	999
Due to related parties, net	220	256
Current portion of long-term debt	3,187	3,241
Total current liabilities	15,720	16,927

Deferred license revenue, long-term	1,477	1,222
Due to related parties, long-term	1,197	1,197
Deferred rent and tenant improvement allowances	16,985	17,001
Long-term debt, net of current portion	9,378	10,115
Total liabilities	44,757	46,462

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 27,252,101 and 27,152,101 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	41,331	41,007
Accumulated deficit	(31,802)	(31,979)
Accumulated other comprehensive loss	(1,631)	(1,556)
Total stockholders’ equity	7,901	7,475
Noncontrolling interests	(1,035)	(922)
Total equity	6,866	6,553
Total Liabilities and Equity	$51,623	$53,015

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except earnings per share and related share information)

	For the three months ended March 31,
	2018	2017
Revenues:
Owned restaurant net revenues	$15,076	$14,228
Owned food, beverage and other net revenues	2,005	3,885
Total owned revenue	17,081	18,113
Management, license and incentive fee revenue	2,436	2,314
Total revenues	19,517	20,427

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,034	3,876
Owned restaurant operating expenses	9,378	9,369
Total owned restaurant expenses	13,412	13,245
Owned food, beverage and other expenses	1,689	2,937
Total owned operating expenses	15,101	16,182
General and administrative (including stock-based compensation of $324 and $153, respectively)	3,055	2,921
Depreciation and amortization	778	866
Lease termination expense and asset write-offs	—	273
Pre-opening expenses	210	470
Equity in loss (income) of investee companies	23	(45)
Other (income) expense, net	(111)	12
Total costs and expenses	19,056	20,679

Operating income (loss)	461	(252)

Interest expense, net of interest income	318	259
Income (loss) from continuing operations before provision for income taxes	143	(511)
Income tax provision (benefit)	25	(17)

Income (loss) from continuing operations	118	(494)

Loss from discontinued operations	—	(106)

Net income (loss)	118	(600)
Less: net loss attributable to noncontrolling interest	(113)	(198)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$231	$(402)

Currency translation adjustment	(75)	(56)
Comprehensive income (loss)	$156	$(458)
Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.01)
Discontinued operations	$—	$—
Attributable to The ONE Group Hospitality, Inc.	$0.01	$(0.02)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.01)
Discontinued operations	$—	$—
Attributable to The ONE Group Hospitality, Inc.	$0.01	$(0.02)

Weighted average number of common shares outstanding:
Basic	27,187,657	25,050,628
Diluted	27,388,498	25,050,628

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
	Common stock		Additional		other
	Shares	Par value	paid-in capital	Accumulated deficit	comprehensive loss	Stockholders' equity	Noncontrolling interest	Total

Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553

Adoption of ASC 606 “Revenue from contract with customers”	—	—	—	(54)	—	(54)	—	(54)

Stock based compensation expense	—	—	324	—	—	324	—	324

Vesting of restricted shares	100,000	—	—	—	—	—	—	—

Loss on foreign currency translation, net	—	—	—	—	(75)	(75)	—	(75)

Net income	—	—	—	231	—	231	(113)	118

Balance at March 31, 2018	27,252,101	$3	$41,331	$(31,802)	$(1,631)	$7,901	$(1,035)	$6,866

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the quarter ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$118	$(600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	778	866
Amortization of discount on warrants	51	47
Deferred rent	(18)	(35)
Deferred taxes	(2)	—
Loss (income) from equity method investments	23	(45)
Gain on disposition of cost method investment	(185)	—
Stock-based compensation	324	153
Changes in operating assets and liabilities:
Accounts receivable	190	(386)
Inventory	115	(78)
Prepaid expenses and other current assets	(211)	(506)
Due from related parties, net	(99)	(293)
Security deposits	(54)	(7)
Other assets	(37)	32
Accounts payable	(203)	2,394
Accrued expenses	(718)	(1,278)
Deferred revenue	100	583
Net cash provided by operating activities	172	847

Investing activities:
Purchase of property and equipment	(306)	(1,353)
Proceeds from disposition of cost method investment	600	—
Net cash provided by (used in) investing activities	294	(1,353)

Financing activities:
Proceeds from business loan and security agreement	—	1,000
Repayment of term loan	(694)	(800)
Repayment of equipment financing agreement	(87)	(82)
Repayment of business loan and security agreement	(62)	—
Distributions to non-controlling interests	—	(23)
Net cash (used in) provided by financing activities	(843)	95

Effect of exchange rate changes on cash	(28)	(35)

Net decrease in cash and cash equivalents	(405)	(446)
Cash and cash equivalents, beginning of year	1,548	918

Cash and cash equivalents, end of year	$1,143	$472
Supplemental disclosure of cash flow data:
Interest paid	$142	$138
Income taxes paid	$26	$—

Noncash investing and financing activities:
Noncash debt issuance costs	$—	$35

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited consolidated financial statements of The ONE Group Hospitality, Inc. and its subsidiaries (collectively, "the Company") as of and for the three months ended March 31, 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished within this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

The Company is a global hospitality company that develops, owns, operates and manages upscale restaurants and lounges. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality food and service of a traditional upscale steakhouse. As of March 31, 2018, the Company owned, operated or managed eighteen venues across seven states and six countries.

The Company also provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized per the requirements of the client. As of March 31, 2018, under various management agreements, the Company services thirteen venues throughout the United States and in Europe.

Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to SEC rules and regulations. The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company believes that the disclosures are sufficient for interim financial reporting purposes. However, these operating results are not necessarily indicative of the results expected for the full year.

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated financial statements.

Note 2 - Liquidity

As of March 31, 2018, the Company's accumulated deficit was $31.8 million and the Company's cash and cash equivalents was $1.1 million. The Company expects to finance its operations for at least the next twelve months following the issuance of its consolidated financial statements, including the costs of opening currently planned restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, or warrant or option exercises. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable.

Note 3 - Inventory

Inventory consists of the following (in thousands) as of:

	March 31, 2018	December 31, 2017

Food	$206	$246
Beverages	1,082	1,156
Totals	$1,288	$1,402

Note 4 – Other current assets

Other current assets consists of the following (in thousands) as of:

	March 31,	December 31,
	2018	2017

Prepaid taxes	$274	$255
Landlord receivable	258	258
Prepaid expenses	531	421
Other	446	365
Totals	$1,509	$1,299

Note 5 – Accrued expenses

Accrued expenses consists of the following (in thousands) as of:

	March 31, 2018	December 31, 2017
VAT and Sales taxes	$528	$739
Payroll and related	742	847
Income taxes	573	610
Due to hotels	1,190	1,168
Rent	1,384	1,471
Legal, professional and other services	374	1,007
Insurance	302	103
Other	1,113	1,042
Totals	$6,206	$6,987

Note 6 - Related party transactions

Net amounts due to related parties amounted to $1.4 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively. The Company has not reserved any related party receivables as of March 31, 2018 and December 31, 2017.

The Company incurred legal fees of $31,000 and $0.1 million for the quarters ended March 31, 2018 and 2017, respectively, to an entity owned by one of its stockholders, who is also a former director of the Company. The Company also receives rental income for an office space subleased to this entity. Rental income of approximately $50,000 was recorded from this entity for each of the quarters ended March 31, 2018 and 2017. Included in amounts due to related parties, net at March 31, 2018 and December 31, 2017, is a balance due to this entity of approximately $0.2 million and $0.3 million, respectively.

The Company incurred approximately $0.1 million and $0.8 million for the quarters ended March 31, 2018 and 2017, respectively, for construction services to an entity owned by family members of one of the Company’s stockholders, who is also a former employee of the Company. Included in amounts due to related parties, net at March 31, 2018 and December 31, 2017, is a balance due to this entity of approximately $14,000 and $11,000, respectively.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. When warrants were exercised, the cash proceeds from the exercise of the warrants remained in the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. Included in due to related parties, long term at March 31, 2018 and December 31, 2017 is a balance due to the Liquidation Trust of $1.2 million and $1.2 million, respectively.

Please refer to Note 9 for details on other transactions with related parties.

Note 7 – Revenue from contracts with customers

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods.

The Company recorded a net decrease to opening accumulated deficit of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the licensing of our restaurants and the amortization of fees associated with our license agreements. The changes were as follows (in thousands):

	Balance at December 31, 2017	ASC 606 Adjustments	Balance at January 1, 2018

Liabilities
Deferred license revenue, current	$115	$100	$215
Deferred license revenue, long-term	1,222	(46)	1,176

Equity
Accumulated deficit	(31,979)	(54)	(32,033)

Under ASC 606, because the services we provide that are related to initial license fees and upfront fees related to our license agreements do not contain separate and distinct performance obligations from the license right, these fees will be recognized on a straight line basis over the term of the licensee agreement. Under previous guidance, initial license fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened. These fees will continue to be recorded as a component of management, license and incentive fee revenue on the consolidated statement of operations and comprehensive income (loss). ASC 606 requires sales-based royalties to continue to be recognized as licensee restaurant sales occur.

The impact of adopting ASC 606 as compared to the previous recognition guidance on our consolidated statement of operations and comprehensive income (loss) was as follows (in thousands):

	For the quarter ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenues	2,436	2,407	29

Net income	118	89	29

Note 8 - Stock-based Compensation

As of March 31, 2018, the Company had 499,207 shares reserved for issuance under the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”).

Stock-based compensation cost for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The Company did not grant any stock options during the quarters ended March 31, 2018 and 2017.

Stock Option Activity

Changes in outstanding stock options for 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2017	2,315,035	3.41
2018 Grants	—	—
Exercised	—	—
Forfeited	(80,000)	3.76
Outstanding at March 31, 2018	2,235,035	3.40	7.07	$888,040
Exercisable at March 31, 2018	849,384	4.84	4.54	$2,360

A summary of the status of the Company’s non-vested stock options as of March 31, 2018 and changes for the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2017	1,424,651	$0.99
Granted	—	—
Vested	—	—
Forfeited	(39,000)	1.08
Non-vested shares at March 31, 2018	1,385,651	$0.99

As of March 31, 2018, there are 579,402 milestone-based options outstanding. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of March 31, 2018, there is approximately $1.4 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Award Activity

The Company issues restricted stock awards under the 2013 Equity Plan. The fair value of these awards is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of restricted stock awards and changes for the three months ended March 31, 2018 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2017	985,000	$2.26
Granted	59,834	2.75
Vested	(100,000)	1.42
Forfeited	(6,000)	2.73
Non-vested at March 31, 2018	938,834	$2.38

As of March 31, 2018, 250,000 restricted shares subject to performance-based milestones were still outstanding. As of March 31, 2018, the Company had approximately $2.2 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 3.2 years.

Note 9 – Nonconsolidated variable interest entities

As of December 31, 2017 and March 31, 2018, the Company’s equity method and cost method investments, for which the Company has determined it is not the primary beneficiary, consist of interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)
•	10.00% interest in One 29 Park, LLC (“One 29 Park”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. The Company has determined that it is not the primary beneficiary of these entities as it does not have the power to direct their day to day activities, but the Company is able to exercise influence over these entities. The Company has provided no additional types of support to these entities than what is contractually required.

One 29 Park, formed in 2009, operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, the Company accounted for its investment in One 29 Park under the equity method of accounting based on management’s assessment that the Company had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, the Company believes that it no longer has significant influence over the operations of One 29 Park, and subsequently began accounting for its investment in One 29 Park under the cost method of accounting. In March 2018, the Company entered into an agreement to sell its 10% interest in One 29 Park to the new ownership group for $0.6 million. For the quarter ended March 31, 2018, the Company reduced its investment in One 29 Park to $0 and recorded a gain of $0.2 million on the sale of its interest in One 29 Park as a component of other expenses, net on the consolidated statement of operations and comprehensive income (loss).

At March 31, 2018 and December 31, 2017, the carrying values of these investments were (in thousands):

	March 31, 2018	December 31, 2017
Bagatelle Investors	$30	$33
Bagatelle NY	2,489	2,509
One 29 Park	—	415
Totals	$2,519	$2,957

	For the quarter ended March 31,
	2018	2017
Equity in loss (income) of investee companies	$23	$(45)

The Company has entered into management agreements with Bagatelle NY and One 29 Park. For Bagatelle, the Company recorded management fee revenue of approximately $37,000 and $48,000 for the quarters ended March 31, 2018 and 2017, respectively. For One 29 Park, the Company recorded management fee revenue of $0.1 million for each of the quarters ended March 31, 2018 and 2017, respectively. The Company receives rental income from Bagatelle for restaurant space that it subleases to Bagatelle. Rental income of $0.1 million was recorded from this entity for each of the quarters ended March 31, 2018 and 2017, respectively. Net payables of $43,000 and net receivables of $0.1 million to/from Bagatelle and One 29 Park are included in due to related parties, net on the March 31, 2018 and December 31, 2017 consolidated balance sheets, respectively. These amounts, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

Note 10 – Income taxes

The Company’s effective income tax rate was 17.5% for the three months ended March 31, 2018, compared to an effective tax rate of 14.7% for the three months ended March 31, 2017. For the three months ended March 31, 2018 and March 31, 2017 the Company excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

In December 2017, the President signed The Tax Cuts and Jobs Act (the “TCJA”), which includes a broad range of provisions. The TCJA contains several key provisions including:

·	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”);
·	A reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;
·	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) partially offset by foreign tax credits; and
·	Introduction of a territorial tax system beginning in 2018 by providing for a 100% dividend received deduction on certain qualified dividends from foreign subsidiaries.

Pursuant to the enactment of the TCJA, in the fourth quarter of 2017, the Company recorded an adjustment of $2.9 million to revalue its net deferred tax asset utilizing the corporate tax rate of 21% which was entirely offset by a reduction in our valuation allowance. Additionally, the Company accounted for the mandatory deemed repatriation using a provisional amount of $1.9 million. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, the Company used the retained earnings of its foreign subsidiaries as a proxy to calculate E&P for the 2017 tax provision. While retained earnings and E&P are two separate and distinct calculations, the Company believes that retained earnings can initially be used as a relatively accurate proxy for E&P. The Company believes that typical E&P adjustments for items such as depreciation, certain reserves and tax exempt income and other permanent nondeductible expenses for E&P are either immaterial or nonexistent. Therefore, in the absence of a formal E&P analysis, retained earnings was considered to be a reasonable estimate. The Company will conduct a comprehensive E&P analysis prior to the filing of its 2017 tax return. Only after the completion of the E&P study will the Company be able to determine with certainty the tax impact of the deemed repatriation provision of the TCJA. Any adjustment resulting from the E&P analysis will be included as a tax adjustment to continuing operations in 2018.

As mentioned above, the TCJA subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur no tax for the year ended December 31, 2018 due to the availability of foreign tax credits and net operating losses.

Note 11 – Net income per share

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

	Three Months Ended March 31,
	2018	2017
	(in thousands, except earnings per share and related share information)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$231	$(402)

Basic weighted average shares outstanding	27,187,657	25,050,628
Dilutive effect of stock options, warrants and restricted share units	200,841	—
Diluted weighted average shares outstanding	27,388,498	25,050,628

Net income (loss) available to common stockholders per share - Basic	$0.01	$(0.02)
Net income (loss) available to common stockholders per share - Diluted	$0.01	$(0.02)

Anti-dilutive stock options, warrants and restricted share units	2,114,437	—

For the three months ended March 31, 2017, all equivalent shares underlying options and warrants were excluded from the calculation of diluted earnings per share as the Company was in a net loss position. Basic and diluted earnings per share for discontinued operations was $0.00 for each of the quarters ended March 31, 2018 and 2017.

Net income (loss) per share amounts for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amounts may not equal the total.

Note 12 – Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its licensees, employees, former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

Note 13 – Segment reporting

The Company’s Chief Executive Officer (“CEO”), who began serving as the Company’s CEO on October 30, 2017 and has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenues less operating expenses) related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of operations and comprehensive income (loss). We have revised our segments to align with how our CEO manages the business. Prior period segments have been restated to conform to the current year’s presentation (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Owned restaurants	$15,076	$14,228
Owned food, beverage and other operations	2,005	3,885
Managed and licensed operations	2,436	2,314
	$19,517	$20,427

Segment Profits:
Owned restaurants	$1,664	$983
Owned food, beverage and other operations	316	948
Managed and licensed operations	2,436	2,314

Total segment profit	4,416	4,245

General and administrative	3,055	2,921
Depreciation and amortization	778	866
Interest expense, net of interest income	318	259
Equity in loss (income) of investee companies	23	(45)
Other, net	99	755

Income (loss) from continuing operations before provision for income taxes	$143	$(511)

Total assets:	March 31, 2018	December 31, 2017
Owned restaurants	$40,285	$40,570
Owned food, beverage and other operations*	6,501	7,385
Managed and licensed operations	4,837	5,060
Total	$51,623	$53,015
* Includes corporate assets

Capital asset additions:	Three Months Ended March 31,
	2018	2017
Owned restaurants	$301	$1,236
Owned food, beverage and other operations**	5	117
Managed and licensed operations	—	—
Total	$306	$1,353
** Includes corporate capital asset additions

Note 14 – Geographic information

The following table contains certain financial information by geographic location for the periods indicated (in thousands):

Revenues

	Three Months Ended March 31,
	2018	2017
United States:
Owned restaurants	$15,076	$14,228
Owned food, beverage and other operations	2,005	3,885
Managed and licensed operations	1,687	1,687
Total United States revenues	$18,768	$19,800

Foreign:
Owned restaurants	$—	$—
Owned food, beverage and other operations	—	—
Managed and licensed operations	749	627
Total foreign revenues	$749	$627
Total revenues	$19,517	$20,427

Long-lived Assets

	March 31, 2018	December 31, 2017
United States:
Owned restaurants	$37,451	$37,907
Owned food, beverage and other operations***	4,768	5,088
Managed and licensed operations	92	109
Total United States long-lived assets	$42,311	$43,104

Foreign:
Owned restaurants	$—	$—
Owned food, beverage and other operations	—	—
Managed and licensed operations	120	148
Total foreign long-lived assets	$120	$148
Total long-lived assets	$42,431	$43,252
*** Includes corporate assets

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We wish to caution our readers that this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of licensing, the impact on our business as a result of Federal and/or State legislation, future litigation and other matters, and are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

As used in this report, the terms “company,” “we,” “our,” or “us,” refer to The One Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “quarter ended” refers to the entire calendar quarter, unless the context otherwise indicates.

Overview

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

Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Cosmopolitan Hotel, Hippodrome Casino, Hyatt and ME Hotels. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations.

As of March 31, 2018, our operations are spread across 31 venues as follows:

	Venues
	STK	STK Rooftop	Bagatelle*	F&B Hospitality	Total
Company-owned	8	2	-	-	10
Managed	4	-	-	13	17
Licensed	2	1	-	-	3
Other	-	-	1	-	1
	14	3	1	13	31

* Unconsolidated subsidiary accounted for under the equity method of accounting.

Our plans for near term growth include the opening of an owned STK restaurant in San Diego in the second quarter of 2018. We expect that our growth in 2018 will continue with the planned openings of licensed locations in Puerto Rico, Dubai, Qatar and Mexico.

Net income for the quarter ended March 31, 2018 was $0.1 million ($0.01 per share) compared to a net loss for the quarter ended March 31, 2017 of $0.6 million (-$0.02 per share). Our net loss for the quarter ended March 31, 2017 included a loss from discontinued operations of $0.1 million ($-0.01 per share). The loss from discontinued operations reflects the winding down of operations that we have exited.

Recent Developments

In March 2018, we entered into an agreement to sell our 10% interest in One 29 Park for $0.6 million. One 29 Park, which is accounted for under the cost method of accounting, operates a restaurant and manages the rooftop bar of a hotel located in New York, NY.

During the first quarter of 2017, we hosted a party for the Super Bowl. The party contributed $1.7 million of revenue for the first quarter of 2017. We did not have a similar event during the first quarter of 2018. Revenues and expenses associated with this event were recorded within our “owned food, beverage and other” segment.

Our Growth Strategies and Outlook

Our growth model is primarily comprised of the following drivers:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of licensed restaurants and managed units using a disciplined and targeted site selection process (“capital light strategy”). Under our capital light strategy, we expect to open as many as three to five STK restaurants annually primarily through management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth. We have identified over 30 additional major metropolitan areas across the globe where we believe that we could grow our STK brand over the next several years. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion through New Food and Beverage Hospitality Projects. We believe that we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided us with revenue through management and incentive revenue while requiring minimal capital expenditures from us. We continue to receive a large number of inquiries regarding new services at new hospitality venues globally and continue to work with existing hospitality clients to identify and develop additional opportunities at their venues. In the future, we expect to target at least one to two new F&B hospitality projects every twelve months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration or whether we will be able to enter into food and beverage agreements with respect to such opportunities. We did not enter into any new food and beverage agreements for the quarter ended March 31, 2018.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items. We expect company-owned same store sales to grow in 2018, at a mid-single digit pace. For the quarter ended March 31, 2018, our company-owned same store sales increased +8.7%. We believe that our operating margins will improve through same store sales growth. Furthermore, as our footprint continues to increase, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We will continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity. We believe that we have adequate capital and resources available to allocate towards our operational initiatives, but there can be no assurance that we will be able to expand our operations, increase our revenues or reduce our costs at the rate we currently expect, or at all.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We plan to open an STK restaurant in the Andaz Hotel in San Diego, California during the second quarter of 2018.

We consider an owned unit to be comparable in the first full quarter following its 18th month of operation to remove the impact of new unit openings in comparing the operations of existing units. Our comparable unit base of owned restaurants consisted of six units for the quarter ended March 31, 2018.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a given time period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the quarter ended March 31, 2018 was $97.37 compared to $96.52 for the quarter ended March 31, 2017.

Average Comparable Unit Volume. Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. For restaurants that have been open a full twelve months, our average comparable unit volume for the quarter ended March 31, 2018 was $2.3 million compared to $2.2 million for the quarter ended March 31, 2017.

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

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consists of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the quarter ended March 31, 2018, beverage sales comprised 32% of food and beverage sales, before giving effect to any discounts, with food sales comprising the remaining 68%. For the quarter ended March 31, 2017, beverage sales comprised 34% of food and beverage sales, before giving effect to any discounts, with food sales comprising the remaining 66%. This indicator assists management in understanding the trends in gross margins of the units.

Owned food, beverage and other net revenues. Owned food, beverage and other net revenues include the sales generated by the STK restaurant at the W Hotel in Los Angeles, California and any ancillary food and beverage hospitality services at the same location. From time-to-time, offsite banquet opportunities arise and are reflected here.

Management, license and incentive fee revenues. Management, license and incentive fee revenues includes (1) management fees received pursuant to management and license agreements that are calculated based on a fixed percentage of revenues at the managed or licensed location; (2) incentive fees based on the operating profitability of a particular venue, as defined in each agreement; and (3) recognition of license fee related revenues, which are recognized over the term of the license.

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

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 35% and 30% of our food and beverage costs during the quarters ended March 31, 2018 and 2017, respectively.

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

Repairs and maintenance. Repairs and maintenance consists of general repair work to maintain our facilities, as well as computer maintenance contracts. We expect these costs to increase at each facility as they get older.

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

Depreciation and amortization. Depreciation and amortization consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. As we intend to support our growth initiatives with an increasing number of managed and licensed restaurant openings, depreciation and amortization is not expected to increase significantly in the near future.

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK unit at either a leased or F&B location. Pre-opening expenses are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. We expect these costs to decrease as we focus our growth towards our capital light model. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the equity method of accounting for entities that are not consolidated. Included in this amount is our ownership in Bagatelle New York for which we have effective ownership of approximately 51%, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through two of our subsidiaries. We also have a 10% effective ownership in One 29 Park, LLC (“One 29 Park”). One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, we accounted for our investment in One 29 Park under the equity method of accounting based on our assessment that we had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, we believe that we no longer have significant influence over the operations of One 29 Park and now account for our investment in One 29 Park under the cost method of accounting. In March 2018, we entered into an agreement to sell our 10% interest in One 29 Park to the new ownership group for $0.6 million and recorded a gain of $0.2 million.

Other Items

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation and losses from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definitions of these terms based on our historical activity.

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

Please refer to table on page 26 for our reconciliation of net loss to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the quarters ended March 31,
	2018	2017
Revenues:
Owned restaurant net revenues	$15,076	$14,228
Owned food, beverage and other net revenues	2,005	3,885
Total owned revenue	17,081	18,113
Management, license and incentive fee revenues	2,436	2,314
Total revenues	19,517	20,427

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,034	3,876
Owned restaurant operating expenses	9,378	9,369
Total owned restaurant expenses	13,412	13,245
Owned food, beverage and other expenses	1,689	2,937
Total owned operating expenses	15,101	16,182
General and administrative (including stock-based compensation expense of $324 and $153, respectively)	3,055	2,921
Depreciation and amortization	778	866
Lease termination expense and asset write-offs	—	273
Pre-opening expenses	210	470
Equity in losses (income) of investee companies	23	(45)
Other (income) expense, net	(111)	12
Total costs and expenses	19,056	20,679

Operating income (loss)	461	(252)
Other expenses, net:
Interest expense, net of interest income	318	259
Income (loss) from continuing operations before provision for income taxes	143	(511)
Income tax provision (benefit)	25	(17)

Income (loss) from continuing operations	118	(494)

Loss from discontinued operations	—	(106)

Net income (loss)	118	(600)
Less: net loss attributable to noncontrolling interests	(113)	(198)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$231	$(402)

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	For the quarters ended March 31,
	2018	2017
Revenues:
Owned restaurant net revenues	77.2%	69.7%
Owned food, beverage and other net revenues	10.3%	19.0%
Total owned revenues	87.5%	88.7%
Management, license and incentive fee revenues	12.5%	11.3%
Total revenues	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Owned Restaurants:
Owned restaurant cost of sales (1)	26.8%	27.2%
Owned restaurant operating expenses (1)	62.2%	65.8%
Total owned restaurant expenses (1)	89.0%	93.1%
Owned food, beverage and other expenses (2)	84.2%	75.6%
Total owned operating expenses (3)	88.4%	89.3%

General and administrative (including stock-based compensation expense of 1.7% and 0.7%, respectively)	15.7%	14.3%
Depreciation and amortization	4.0%	4.2%
Lease termination expense and asset write-offs	—%	1.3%
Pre-opening expenses	1.1%	2.3%
Equity in loss (income) of investee companies	0.1%	(0.2)%
Other (income) expenses	(0.6)%	0.1%
Total costs and expenses	97.6%	101.2%

Operating income (loss)	2.4%	(1.2)%

Other expenses, net:
Interest expense, net of interest income	1.6%	1.3%

Income (loss) from continuing operations before provision for income taxes	0.7%	(2.5)%
Provision for income taxes	0.1%	(0.1)%
Income (loss) from continuing operations	0.6%	(2.4)%
Loss from discontinued operations	—%	(0.5)%

Net income (loss)	0.6%	(2.9)%
Less: net loss attributable to noncontrolling interests	(0.6)%	(1.0)%
Net income (loss) attributable to The One Group Hospitality, Inc.	1.2%	(1.9)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total

Revenues, net:
Owned net revenues	$15,076	$2,005	$—	$17,081	$14,228	$3,885	$—	$18,113
Management, license and incentive fee revenue	—	—	2,436	2,436	—	—	2,314	2,314
Total revenue	15,076	2,005	2,436	19,517	14,228	3,885	2,314	20,427

Cost and expenses:
Owned operating expenses:
Cost of sales	4,034	—	—	4,034	3,876	—	—	3,876
Other operating expenses	9,378	—	—	9,378	9,369	—	—	9,369
Owned food, beverage and other expenses	—	1,689	—	1,689	—	2,937	—	2,937
Total owned operating expenses	13,412	1,689	—	15,101	13,245	2,937	—	16,182

Segment income	$1,664	$316	$2,436	4,416	$983	$948	$2,314	4,245

General and administrative				3,055				2,921
Depreciation and amortization				778				866
Interest expense, net of interest income				318				259
Equity in income of investee companies				23				(45)
Other				99				755
Income (loss) from continuing operations before provision for income taxes				$143				$(511)

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$231	$(402)
Net loss attributable to noncontrolling interest	(113)	(198)
Net income (loss)	118	(600)
Interest expense, net of interest income	318	259
Provision (benefit) for income tax	25	(17)
Depreciation and amortization	778	866

EBITDA	1,239	508

Deferred rent (1)	(20)	(38)
Pre-opening expenses	210	470
Lease termination expense and asset write-offs (2)	—	273
Loss from discontinued operations, net of taxes	—	106
Stock based compensation	324	153

Adjusted EBITDA	1,753	1,472
Adjusted EBITDA attributable to noncontrolling interest	(42)	(137)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,795	$1,609

(1)	Deferred rent is included in owned restaurant operating expenses and general and administrative expenses on the statement of operations and comprehensive income (loss).
(2)	Lease termination expense and asset write-offs is related to the costs associated with closed or abandoned locations.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $0.9 million, or 6.0%, from $14.2 million for the quarter ended March 31, 2017 to $15.1 million for the quarter ended March 31, 2018. This increase was primarily due to increased sales at our New York, Orlando, Florida and Atlanta, Georgia locations, partially offset by decreased sales at our Denver, Colorado location. Comparable owned STK unit sales increased +8.7% and average check increased +0.9% for the three months ended March 31, 2018. We believe that sales at our Denver location have decreased due to higher than normal sales volume for the quarter ended March 31, 2017. Our Denver location opened in January 2017. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (referred to in the restaurant industry as the “honeymoon” period).

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $1.9 million, or 48.4%, from $3.9 million for the quarter ended March 31, 2017 to $2.0 million for the quarter ended March 31, 2018. During the first quarter of 2017, we hosted a party for the Super Bowl. The party contributed $1.7 million of revenue for the first quarter of 2017. We did not have a similar event during the first quarter of 2018.

Management, license and incentive fee revenues. Revenue generated from the restaurants and lounges at which we operate under management or license agreements, and from F&B services at hospitality venues impacts the amount of management and incentive fees that we earn. Management, license and incentive fee revenues increased $0.1 million, or 5.3%, from $2.3 million for the three months ended March 31, 2017 to $2.4 million for the three months ended March 31, 2018. The increase was primarily due to an increase in our management and incentive fee revenue at our STK in Las Vegas (Nevada) and from our operations in London (United Kingdom) and Milan (Italy).

Costs and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.2 million, or 4.1%, from $3.8 million for the quarter ended March 31, 2017 to $4.0 million for the quarter ended March 31, 2018. This increase was primarily due to increased sales at our owned locations. As a percentage of owned restaurant net revenues, cost of sales decreased from 27.2% for the quarter ended March 31, 2017 to 26.8% for the quarter ended March 31, 2018. The decrease in the percentage of food and beverage costs as a percentage of food and beverage sales was due to selective price increases that we implemented in January 2018. Food revenues as a percentage of total food and beverage revenues were approximately 68% and 66% for the quarters ended March 31, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses remained flat at $9.4 million for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017. This is primarily due to our cost savings at all locations, including venues that have been open for over eighteen months as well as more recently opened locations. Our cost saving initiatives are aimed to offset minimum wage increases. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 3.6% from 65.8% for the quarter ended March 31, 2017 to 62.2% for the quarter ended March 31, 2018. This improvement was due to the leverage of comparable sales growth and a continued focus on labor and spending efficiency.

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $1.2 million, or 42.5%, from $2.9 million for the quarter ended March 31, 2017 to $1.7 million for the quarter ended March 31, 2018. This decrease is primarily due to costs associated with the Super Bowl event that we held in 2017 that we did not hold in 2018.

General and administrative. General and administrative costs increased $0.1 million, or 4.6% from $2.9 million for the quarter ended March 31, 2017 to $3.1 million for the quarter ended March 31, 2018. The increase was due primarily to an increase in fees associated with the completion of the annual audit of our financial statements for fiscal 2017 in the first quarter of 2018 of approximately $0.5 million and an increase in non-cash stock based compensation of $0.2 million, partially offset by savings in corporate payroll of approximately $0.5 million. General and administrative costs as a percentage of total revenues increased from 14.3% for the quarter ended March 31, 2017 to 15.7% for the quarter ended March 31, 2018. General and administrative expenses before audit-related fees were 13.2% of revenue for the quarter ended March 31, 2018.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 10.2%, from $0.9 million for the quarter ended March 31, 2017 to $0.8 million for the quarter ended March 31, 2018. The decrease is primarily due to assets at our older locations becoming fully depreciated.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $0.3 million for the quarter ended March 31, 2017 are for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. As of March 31, 2018, we have accrued for approximately $1.5 million of future lease payments, net of expected sublease income.

Pre-opening expenses. Pre-opening expenses for the quarter ended March 31, 2018 were $0.2 million compared to pre-opening expenses of $0.5 million in the prior year. The decrease is primarily due to the development of fewer owned restaurants and limited pre-opening expenses for managed locations in the current period. As of March 31, 2018, we have one company-owned location for which we are incurring pre-opening expenses. The location is expected to open during the second quarter of 2018.

Other income. For the quarter ended March 31, 2018, we recorded a gain of $0.1 million on the sale of our 10% interest in One 29 Park. One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY.

Interest expense, net of interest income. Interest expense, net of interest income remained flat at $0.3 million for the quarter ended March 31, 2018 when compared to the quarter ended March 31, 2017.

Provision for income taxes. Our effective income tax rate was 17.5% for the three months ended March 31, 2018, compared to an effective tax rate of 14.7% for the three months ended March 31, 2017. For the three months ended March 31, 2018 and March 31, 2017, we excluded jurisdictions with losses in which no benefit can be recognized from the effective tax rate calculation.

In December 2017, the President signed The Tax Cuts and Jobs Act (the “TCJA”), which includes a broad range of provisions. The TCJA contains several key provisions including:

·	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”);
·	A reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;
·	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) partially offset by foreign tax credits; and
·	Introduction of a territorial tax system beginning in 2018 by providing for a 100% dividend received deduction on certain qualified dividends from foreign subsidiaries.

Pursuant to the enactment of the TCJA, in the fourth quarter of 2017, we recorded an adjustment of $2.9 million to revalue its net deferred tax asset utilizing the corporate tax rate of 21% which was entirely offset by a reduction in our valuation allowance. Additionally, we accounted for the mandatory deemed repatriation using a provisional amount of $1.9 million. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the 2017 tax provision. While retained earnings and E&P are two separate and distinct calculations, we believe that retained earnings can initially be used as a relatively accurate proxy for E&P. We believe that typical E&P adjustments for items such as depreciation, certain reserves and tax exempt income and other permanent nondeductible expenses for E&P are either immaterial or nonexistent. Therefore, in the absence of a formal E&P analysis, retained earnings was considered to be a reasonable estimate. We will conduct a comprehensive E&P analysis prior to the filing of its 2017 tax return. Only after the completion of the E&P study will we be able to determine with certainty the tax impact of the deemed repatriation provision of the TCJA. Any adjustment resulting from the E&P analysis will be included as a tax adjustment to continuing operations in 2018.

As mentioned above, the TCJA subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur no tax for the year ended December 31, 2018 due to the availability of foreign tax credits and net operating losses.

Income (loss) from discontinued operations, net of taxes. Prior to 2015, we decided to cease operations in six of our locations. Expenses for these operations are presented as loss from discontinued operations and represent the winding down of these operations. Income from discontinued operations was $0.1 million for the quarter ended March 31, 2017.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 and $0.1 million for the quarters ended March 31, 2017 and 2018, respectively. Our noncontrolling interests primarily relate to outside ownerships of a restaurant and outdoor rooftop operation in New York City. The rooftop operation is normally not open during the first quarter due to inclement weather.

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

We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of March 31, 2018, we had cash and cash equivalents of approximately $1.1 million.

We expect that our capital expenditures during fiscal 2018 will be significantly less than prior years since we plan to open only one new owned STK restaurant, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. We currently anticipate our total capital expenditures for fiscal 2018, inclusive of all maintenance expenditures, to be approximately $3.0 million.

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$172	$847
Investing activities	294	(1,353)
Financing activities	(843)	95
Effect of exchange rate changes on cash	(28)	(35)
Net decrease in cash and cash equivalents	$(405)	$(446)

Operating Activities

Net cash provided by operating activities was $0.2 million and $0.8 million for the quarters ended March 31, 2018 and 2017, respectively. We attribute a majority of this change to the payment of accounts payable and the reduction of accrued liabilities for the quarter ended March 31, 2018 as we have had more cash on hand resulting from a stock offering completed late in 2017 and improved cash flows at our restaurants.

Investing Activities

Net cash provided by investing activities for the quarter ended March 31, 2018 was $0.3 million. We received $0.6 million for the sale of our interest in a restaurant and rooftop bar located in a New York City hotel, partially offset by capital expenditures of $0.3 million.

Net cash used in investing activities for the quarter ended March 31, 2017 was $1.4 million, consisting primarily of property and equipment purchases related to the construction of new restaurants and general capital expenditures at existing restaurants.

Financing Activities

Net cash used in financing activities for the quarter ended March 31, 2018 was $0.8 million, which related to scheduled debt payments on our outstanding debt.

Net cash provided by financing activities for the quarter ended March 31, 2017 was $0.1 million. We received $1.0 million in proceeds from a short term loan agreement. These proceeds were partially offset by third party debt payments of $0.9 million.

Covenants

We are subject to a number of customary covenants under our term loan agreements, including limitations on additional borrowings and requirements to maintain certain financial ratios. As of March 31, 2018, we were in compliance with all debt covenants.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures in the future would increase from the amounts described in “Investing Activities” above. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider a variety of operating models as new opportunities present themselves. We have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require some capital improvements in the future to either maintain or improve the facilities. We are also looking at opportunities to add seating or provide enclosures for outdoor space in the next twelve months for some of our units.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 7 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding the adoption of Accounting Standard Codification Topic 606 “Revenue from Contracts With Customers”. There were no other material changes from what was previously disclosed in Note 2 to our consolidated financial statements set forth in Item 8 of the our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our 2017 Form 10-K, our management concluded that our internal control over financial reporting was not effective at December 31, 2017. Our internal control over financial reporting was also not effective as of March 31, 2018.

Remedial Measures

We are in the process of remediating the identified deficiencies in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.

We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing, will continue throughout fiscal year 2018, although the material weakness in our internal controls will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Controls

No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for our remediation efforts described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our licensees, employees, former employees and others. We do not believe that any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2018 and 2017; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ LINDA SILUK
Linda Siluk
Interim Chief Financial Officer

