Form 10-Q
period 2018-06-30
ONE Group Hospitality, Inc.
filed 2018-08-15
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of August 10, 2018:  27,691,780

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(unaudited) June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$933	$1,548
Accounts receivable	5,422	5,514
Inventory	1,199	1,402
Other current assets	1,327	1,299
Due from related parties, net	157	—
Total current assets	9,038	9,763

Property & equipment, net	38,058	37,811
Investments	2,653	2,957
Deferred tax assets, net	72	69
Other assets	407	384
Security deposits	2,092	2,031
Total assets	$52,320	$53,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,147	$5,329
Accrued expenses	6,782	6,987
Deferred license revenue	215	115
Deferred gift card revenue and other	932	999
Due to related parties, net	—	256
Current portion of long-term debt	3,191	3,241
Total current liabilities	16,267	16,927

Deferred license revenue, long-term	1,437	1,222
Due to related parties, long-term	1,197	1,197
Deferred rent and tenant improvement allowances	17,126	17,001
Long-term debt, net of current portion	8,628	10,115
Total liabilities	44,655	46,462

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 27,441,780 and 27,152,101 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	41,675	41,007
Accumulated deficit	(31,621)	(31,979)
Accumulated other comprehensive loss	(1,490)	(1,556)
Total The One Group Hospitality, Inc stockholders’ equity	8,567	7,475
Noncontrolling interests	(902)	(922)
Total stockholders’ equity	7,665	6,553
Total Liabilities and Stockholders’ Equity	$52,320	$53,015

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except earnings per share and related share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	$15,520	$14,683	$30,596	$28,911
Owned food, beverage and other net revenues	2,083	2,431	4,088	6,316
Total owned revenues	17,603	17,114	34,684	35,227
Management, license and incentive fee revenue	2,708	2,784	5,144	5,098
Total revenues	20,311	19,898	39,828	40,325

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,037	3,838	8,071	7,714
Owned restaurant operating expenses	9,399	9,408	18,777	18,777
Total owned operating expenses	13,436	13,246	26,848	26,491
Owned food, beverage and other expenses	2,025	2,315	3,714	5,252
Total owned operating expenses	15,461	15,561	30,562	31,743
General and administrative (including stock-based compensation of $344, $324, $668 and $544, respectively)	2,615	3,291	5,670	6,212
Settlements	—	795	—	795
Depreciation and amortization	901	805	1,679	1,671
Lease termination expense and asset write-offs	90	208	90	481
Pre-opening expenses	671	722	881	1,192
Transaction costs	—	254	—	254
Equity in (income) loss of investee companies	(134)	153	(111)	108
Other income, net	(66)	(130)	(177)	(118)
Total costs and expenses	19,538	21,659	38,594	42,338

Income (loss) from operations	773	(1,761)	1,234	(2,013)

Interest expense, net of interest income	290	220	608	479

Income (loss) from continuing operations before provision for income taxes	483	(1,981)	626	(2,492)

Income tax provision	169	203	194	186

Income (loss) from continuing operations	314	(2,184)	432	(2,678)

(Loss) from discontinued operations, net of taxes	—	—	—	(106)

Net income (loss)	314	(2,184)	432	(2,784)
Less: net loss attributable to noncontrolling interest	133	116	20	(82)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$181	$(2,300)	$412	$(2,702)
Currency translation adjustment	141	139	66	83
Comprehensive income (loss)	$322	$(2,161)	$478	$(2,619)
Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.09)	$0.02	$(0.10)
Discontinued operations	$—	$—	$—	$—
Attributed to The ONE Group Hospitality, Inc.	$0.01	$(0.09)	$0.02	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.09)	$0.01	$(0.10)
Discontinued operations	$—	$—	$—	$—
Attributed to The ONE Group Hospitality, Inc.	$0.01	$(0.09)	$0.01	$(0.11)

Weighted average number of common shares outstanding
Basic	27,366,322	25,144,932	27,277,483	25,098,040
Diluted	27,659,448	25,144,932	27,516,884	25,098,040

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

	Common stock		Additional		Accumulated other
	Shares	Par value	paid-in capital	Accumulated deficit	comprehensive loss	Stockholders' equity	Noncontrolling interest	Total

Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553

Adoption of ASC 606 “Revenue from contract with customers”	—	—	—	(54)	—	(54)	—	(54)

Stock based compensation expense	49,179	—	668	—	—	668	—	668

Vesting of restricted shares	240,500	—	—	—	—	—	—	—

Foreign currency translation, net	—	—	—	—	66	66	—	66

Net income	—	—	—	412	—	412	20	432

Balance at June 30, 2018	27,441,780	$3	$41,675	$(31,621)	$(1,490)	$8,567	$(902)	$7,665

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$432	$(2,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,679	1,671
Amortization of discount on warrants	101	93
Deferred rent and tenant improvement allowances	359	874
Deferred taxes	(1)	47
(Income) loss from equity method investments	(111)	108
Gain on disposition of cost method investment	(185)	—
Distributions from equity investees	—	1
Stock-based compensation	668	544
Changes in operating assets and liabilities:
Accounts receivable	147	443
Inventory	203	(103)
Prepaid expenses and other current assets	(28)	67
Due from related parties, net	(365)	816
Security deposits	(60)	(8)
Other assets	(23)	(49)
Accounts payable	(199)	2,328
Accrued expenses	(244)	563
Deferred revenue	(40)	204
Net cash provided by operating activities	2,333	4,815

Investing activities:
Purchase of property and equipment	(1,926)	(3,925)
Proceeds from disposition of cost method investment	600	—
Net cash used in investing activities	(1,326)	(3,925)

Financing activities:
Proceeds from business loan and security agreement	—	1,000
Repayment of term loan	(1,401)	(1,416)
Repayment of equipment financing agreement	(175)	(165)
Repayment of business loan and security agreement	(62)	(416)
Distributions to non-controlling interests	—	(21)
Net cash used in financing activities	(1,638)	(1,018)

Effect of exchange rate changes on cash	16	71

Net decrease in cash and cash equivalents	(615)	(57)
Cash and cash equivalents, beginning of period	1,548	1,598

Cash and cash equivalents, end of period	$933	$1,541
Supplemental disclosure of cash flow data:
Interest paid	$484	$309
Income taxes paid	$—	$32

Noncash investing and financing activities:
Noncash debt issuance costs	$—	$35

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited consolidated financial statements of The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month and six month periods ended June 30, 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

The Company is a global hospitality company that develops, owns, operates and manages upscale restaurants and lounges. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the same quality of food and service as that of a traditional upscale steakhouse. As of June 30, 2018, the Company owned, operated or managed eighteen venues across seven states and six countries.

The Company also provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized per the requirements of the client. As of June 30, 2018, under various management agreements, the Company services thirteen venues throughout the United States and in Europe.

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

Note 2 - Liquidity

As of June 30, 2018, the Company's accumulated deficit was $31.6 million and the Company's cash and cash equivalents was $0.9 million. The Company expects to finance its operations for at least the next twelve months following the issuance of its consolidated financial statements, including the costs of opening planned restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings or warrant or option exercises. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable.

Note 3 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. ASU 2016-02 also requires certain disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company’s restaurants operate under lease agreements that provide for material future lease payments. These leases comprise the majority of the Company’s material lease agreements. The Company is currently evaluating the effect of this standard but expects the adoption of ASU 2016-02 to have a material effect on its consolidated financial statements by increasing both total assets and total liabilities.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies the accounting and reporting for share-based payments issued to non-employees by expanding the scope of ASC 718, “Compensation – Stock Compensation”, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for annual and interim periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on its consolidated financial statements but does not expect the adoption of ASU 2018-07 to be material.

Note 4 - Inventory

Inventory consists of the following (in thousands) as of:

	June 30, 2018	December 31, 2017

Food	$185	$246
Beverages	1,014	1,156
Totals	$1,199	$1,402

Note 5 – Other current assets

Other current assets consists of the following (in thousands) as of:

	June 30,	December 31,
	2018	2017

Prepaid taxes	$224	$255
Landlord receivable	258	258
Prepaid expenses	488	421
Other	357	365
Totals	$1,327	$1,299

Note 6 – Accrued expenses

Accrued expenses consists of the following (in thousands) as of:

	June 30, 2018	December 31, 2017
VAT and Sales taxes	$795	$739
Payroll and related	1,100	847
Income taxes	85	610
Due to hotels	1,054	1,168
Rent	1,578	1,471
Legal, professional and other services	674	1,007
Insurance	83	103
Other	1,413	1,042
Totals	$6,782	$6,987

Note 7 - Related party transactions

Net amounts due to related parties amounted to $1.0 million as of June 30, 2018 and $1.5 million as of December 31, 2017, respectively. The Company has not reserved any related party receivables as of June 30, 2018 and December 31, 2017.

The Company incurred approximately $11,000 and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $42,000 and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, of legal fees to The Giannuzzi Group, a law firm owned by a former director of the Company who resigned in 2017. The Company also receives rental income for office space subleased to this entity. Rental income of approximately $50,000 was recorded from this entity for each of the three months ended June 30, 2018 and 2017. Rental income of approximately $0.1 million was recorded from this entity for each of the six months ended June 30, 2018, and 2017. Amounts due to related parties, net at June 30, 2018 and December 31, 2017, included approximately $0.1 million and $0.3 million, respectively, due to this entity for legal services.

The Company incurred approximately $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.2 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively, for construction services to an entity owned by family members of one of the Company’s stockholders, who is also a former employee of the Company. Included in amounts due to related parties, net at June 30, 2018 and December 31, 2017, is a balance due to this entity of approximately $0 and $27,000, respectively.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. When warrants were exercised, the cash proceeds from the exercise of the warrants remained in the Trust. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. Included in due to related parties, long term at June 30, 2018 and December 31, 2017 is a balance due to the Liquidation Trust of approximately $1.2 million.

Please refer to Note 10 for details on other transactions with related parties.

Note 8 – Revenue from contracts with customers

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

Under ASC 606, the Company has determined that the services it provides under its licensing agreements are primarily for initial license fees and upfront fees and do not contain separate and distinct performance obligations from the license right; therefore, these fees will be recognized on a straight-line basis over the term of the license agreement. Under previous guidance, initial license fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened. These fees will continue to be recorded as a component of management, license and incentive fee revenue on the consolidated statement of operations and comprehensive income (loss). ASC 606 requires sales-based royalties to continue to be recognized as licensee restaurant sales occur.

The impact of adopting ASC 606 as compared to the previous recognition guidance on our consolidated statement of operations and comprehensive income (loss) was as follows (in thousands):

	For the three months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenues	$2,708	$2,680	$28

Net income	$314	$286	$28

	For the six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenues	$5,144	$5,087	$57

Net income	$432	$375	$57

Note 9 - Stock-based Compensation

As of June 30, 2018, the Company had 589,940 shares reserved for issuance under the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”).

Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). Stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $0.7 million and $0.5 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The Company has not granted any stock options in 2018.

Stock Option Activity

Changes in outstanding stock options for 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2017	2,315,035	3.41
2018 Grants	—	—
Exercised	—	—
Forfeited	(254,027)	4.37
Outstanding at June 30, 2018	2,061,008	3.29	7.38	$535,200
Exercisable at June 30, 2018	917,357	4.41	6.04	$46,440

A summary of the status of the Company’s non-vested stock options as of June 30, 2018 and changes for the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2017	1,424,651	$0.99
Granted	—	—
Vested	(242,000)	1.23
Forfeited	(39,000)	1.08
Non-vested shares at June 30, 2018	1,143,651	$0.94

As of June 30, 2018, there are 579,402 options outstanding that vest based on the achievement of Company and individual objectives as set by the Board.

As of June 30, 2018, there is approximately $1.2 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.6 years.

Restricted Stock Award Activity

The fair value of restricted stock awards is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of restricted stock awards and changes for the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Grant Date Per Share Fair Value

Non-vested at December 31, 2017	985,000	$2.26
Granted	93,949	2.64
Vested	(240,500)	2.02
Forfeited	(6,000)	2.73
Non-vested at June 30, 2018	832,449	$2.37

As of June 30, 2018, 250,000 restricted shares subject to performance-based vesting were still outstanding. As of June 30, 2018, the Company had approximately $2.0 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 2.9 years.

Note 10 – Nonconsolidated variable interest entities

As of June 30, 2018 and December 31, 2017, the Company’s owned interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)
•	10.00% interest in One 29 Park, LLC (“One 29 Park”) as of December 31, 2017 (0% as of June 30, 2018)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. The Company accounts for its investment in these entities under the equity method of accounting based on management’s assessment that although it is not the primary beneficiary of these entities because it does not have the power to direct their day to day activities, the Company is able to exercise influence over these entities. The Company has provided no additional types of support to these entities than what is contractually required.

One 29 Park, formed in 2009, operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, the Company accounted for its investment in One 29 Park under the equity method of accounting based on management’s assessment that the Company had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, the Company believed that it no longer had significant influence over the operations of One 29 Park, and subsequently began accounting for its investment in One 29 Park under the cost method of accounting. In March 2018, the Company sold its 10% interest in One 29 Park to the new ownership group for $0.6 million and recorded a gain of $0.2 million on the sale as a component of “other expenses, net” on the consolidated statement of operations and comprehensive income (loss).

At June 30, 2018 and December 31, 2017, the carrying values of these investments were (in thousands):

	June 30, 2018	December 31, 2017
Bagatelle Investors	$47	$33
Bagatelle NY	2,606	2,509
One 29 Park	—	415
Totals	$2,653	$2,957

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Equity in (income) loss of investee companies	$(134)	$153	$(111)	$108

The Company has entered into a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of approximately $95,000 and $48,000 for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The Company also receives rental income from Bagatelle for restaurant space that it subleases to Bagatelle. Rental income of $0.1 million was recorded from this entity for each of the three months ended June 30, 2018 and 2017, respectively and $0.3 million was recorded from this entity for each of the six months ended June 30, 2018 and 2017.

The Company has also entered into a management agreement with One 29 Park. Under this agreement, the Company recorded management fee revenue of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively and $0.2 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company expects its management agreement with One 29 Park to terminate within the next six to nine months.

Net receivables of $0.1 million and $0.1 million from Bagatelle and One 29 Park, respectively, are included in due to related parties, net on the June 30, 2018 and December 31, 2017 consolidated balance sheets, respectively. These amounts, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

Note 11 – Income taxes

The Company’s effective income tax rate was 31.0% for the six months ended June 30, 2018, compared to -7.5% for the six months ended June 30, 2017. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes owed.

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA included:

· A one-time tax on the deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”);

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

In the fourth quarter of 2017, the Company recorded an adjustment of $2.9 million to revalue its net deferred tax asset based on a 21% corporate tax rate, which was entirely offset by a reduction in the Company’s valuation allowance. Additionally, the Company recorded a provisional amount of $1.9 million to account for the deemed repatriation of E&P. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. The Company used the retained earnings of its foreign subsidiaries as a proxy to estimate the one-time tax on the deemed repatriation of E&P because the Company believes that typical E&P adjustments for items such as depreciation, certain reserves and tax-exempt income and other nondeductible expenses will be immaterial. The Company will conduct a comprehensive E&P analysis before filing its 2017 tax return. Only after the completion of that analysis will the Company be able to determine with certainty the tax effect of the deemed E&P repatriation. Any adjustment to the provisional amount will be included as a tax adjustment to continuing operations in 2018.

FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can elect to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred and expects to incur no tax for the year ended December 31, 2018 due to the availability of foreign tax credits and net operating losses.

Note 12 – Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, warrants and restricted share units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except earnings per share and related share information)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$181	$(2,300)	$412	$(2,702)

Basic weighted average shares outstanding	27,366,322	25,144,932	27,277,483	25,098,040
Dilutive effect of stock options, warrants and restricted share units	293,126	-	239,401	-
Diluted weighted average shares outstanding	27,659,448	25,144,932	27,516,884	25,098,040

Net income (loss) available to common stockholders per share - Basic	$0.01	$(0.09)	$0.02	$(0.11)
Net income (loss) available to common stockholders per share - Diluted	$0.01	$(0.09)	$0.01	$(0.11)
Anti-dilutive stock options, warrants and restricted share units	1,940,910	-	1,940,910	-

For the three and six months ended June 30, 2017, all equivalent shares underlying options, warrants and restricted share units were excluded from the calculation of diluted earnings per share as the Company was in a net loss position. Basic and diluted earnings per share for discontinued operations was $0.00 for each of the three and six months ended June 30, 2018 and 2017.

Net loss per share amounts for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amounts may not equal the total.

Note 13 – Litigation

The Company is subject to claims and legal actions in the ordinary course of business, including claims by or against its licensees, employees, former employees and others. The Company does not believe any currently pending or threatened matter would have a material adverse effect on its business, results of operations or financial condition.

Note 14 – Segment reporting

The Company’s Chief Executive Officer (“CEO”), who began serving as the Company’s CEO on October 30, 2017 and has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenues less operating expenses) related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of operations and comprehensive income (loss). Beginning with the period ended December 31, 2017, the Company revised its segments to align with how it manages the business. Prior period segments have been restated to conform to the current segment presentation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned restaurants	$15,520	$14,683	$30,596	$28,911
Owned food, beverage and other operations	2,083	2,431	4,088	6,316
Managed and licensed operations	2,708	2,784	5,144	5,098
	$20,311	$19,898	$39,828	$40,325

Segment Profits:
Owned restaurants	$2,084	$1,437	$3,748	$2,420
Owned food, beverage and other operations	58	116	374	1,064
Managed and licensed operations	2,708	2,784	5,144	5,098

Total segment profit	4,850	4,337	9,266	8,582

General and administrative	2,615	3,291	5,670	6,212
Depreciation and amortization	901	805	1,679	1,671
Interest expense, net of interest income	290	220	608	479
Equity in (income) loss of investee companies	(134)	153	(111)	108
Other, net	695	1,849	794	2,604

Income (loss) from continuing operations before provision for income taxes	$483	$(1,981)	$626	$(2,492)

	June 30, 2018	December 31, 2017
Total assets:
Owned restaurants	$40,909	$40,570
Owned food, beverage and other operations*	6,716	7,385
Managed and licensed operations	4,695	5,060
Total	$52,320	$53,015

* Includes corporate assets

	Six Months Ended June 30,
	2018	2017
Capital asset additions:
Owned restaurants	$1,837	$3,163
Owned food, beverage and other operations **	89	762
Managed and licensed operations	-	-
Total	$1,926	$3,925

** Includes corporate asset additions

Note 15 – Geographic information

The following table contains certain financial information by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
United States:
Owned restaurants	$15,520	$14,683	$30,596	$28,911
Owned food, beverage and other operations	2,083	2,431	4,088	6,316
Managed and licensed operations	1,641	1,504	3,328	3,191
Total United States revenues	$19,244	$18,618	$38,012	$38,418

Foreign:
Owned restaurants	$-	$-	$-	$-
Owned food, beverage and other operations	-	-	-	-
Managed and licensed operations	1,067	1,280	1,816	1,907
Total foreign revenues	$1,067	$1,280	$1,816	$1,907

Total revenues	$20,311	$19,898	$39,828	$40,325

	June 30, 2018	December 31, 2017
Long-lived Assets
United States:
Owned restaurants	$38,134	$37,907
Owned food, beverage and other operations	4,951	5,088
Managed and licensed operations	84	109
Total United States long-lived assets	$43,169	$43,104

Foreign:
Owned restaurants	$-	$-
Owned food, beverage and other operations	-	-
Managed and licensed operations	113	148
Total foreign long-lived assets	$113	$148

Total long-lived assets	$43,282	$43,252

Note 16 – Subsequent Event

On July 18, 2018, an investor of the Company exercised 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.63 per share. The Company received proceeds of $0.4 million in connection with this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements, which are intended to speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future performance or achievements expressed or implied by these forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, growth of licensing, the impact on our business as a result of Federal and/or State legislation, future litigation and other matters. Forward looking statements are generally accompanied by words such as: “believes,” “anticipates,” “plans,” “intends,” “estimates,” “predicts,” “targets,” “expects,” “contemplates” and similar expressions that convey the uncertainty of future events or outcomes. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2017. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

As used in this report, the terms “company,” “we,” “our,” or “us,” refer to The One Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Overview

The ONE Group Hospitality, Inc., a Delaware corporation, develops, owns and operates, or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We define turn-key food and beverage (“F&B”) services as those services that can be scaled and implemented by us at a particular hospitality venue and customized for our clients.

We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance and cuisine into one great experience. Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse.

Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Cosmopolitan Hotel, Hippodrome Casino, Hyatt and ME Hotels. These locations are typically operated under management agreements under which we earn a management fee based on revenue and an incentive fee based on profitability of the underlying operations.

As of June 30, 2018, our operations were spread across 31 venues as follows:

	Venues
	STK	STK Rooftop	Bagatelle*	F&B Hospitality	Total
Company-owned	8	2	-	-	10
Managed	4	-	-	13	17
Licensed	2	1	-	-	3
Other	-	-	1	-	1
	14	3	1	13	31

* Unconsolidated subsidiary accounted for under the equity method of accounting.

Net income for the three months ended June 30, 2018 was $0.3 million ($0.01 per share) compared to a net loss for the three months ended June 30, 2017 of $2.2 million (-$0.09 per share). Net income for the six months ended June 30, 2018 was $0.4 million ($0.01 per share) compared to a net loss for the six months ended June 30, 2017 of $2.8 million (-$0.11 per share). Our net loss for the six months ended June 30, 2017 included a loss from discontinued operations of $0.1 million, which reflects the winding down of operations that we have exited.

In July 2018, we opened an owned STK restaurant at the Andaz Hotel in San Diego, California and our second licensed STK restaurant in Dubai at the Address Downtown Hotel. We expect that our growth in 2018 will continue with the planned openings of licensed locations in Mexico (Mexico City) and Qatar (Doha). We foresee that our growth in 2019 will come from our development pipeline, with the potential opening of a domestic owned venue, a managed or licensed location in Texas and additional licensed locations in Puerto Rico, Qatar and Mexico.

In March 2018, we sold our 10% interest in One 29 Park for $0.6 million. One 29 Park, which was accounted for under the cost method of accounting, operates a restaurant and manages the rooftop bar of a hotel located in New York, NY. We expect that our management agreement with One 29 Park will be terminated within the next six to nine months.

In 2017, we hosted a party for the Super Bowl that contributed $1.8 million of revenue for the first half of 2017. We did not have a similar event during the first half of 2018. Revenues and expenses associated with this event were recorded within our “owned food, beverage and other” segment.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of licensed restaurants and managed units using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants. Under our capital light strategy, we expect to open as many as three to five STK restaurants annually primarily through management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth. We have identified over 30 additional major metropolitan areas across the globe where we believe that we could grow our STK brand over the next several years. However, there can be no assurance that we will be able to open new STKs at the rate we currently expect or that our pipeline of planned offerings will be fully realized.

Expansion through New Food and Beverage Hospitality Projects. We believe that we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided us with revenue through management and incentive revenue while requiring minimal capital expenditures from us. We continue to receive inquiries regarding new services at new hospitality venues globally and continue to work with existing hospitality clients to identify and develop additional opportunities at their venues. In the future, we expect to target at least one to two new F&B hospitality projects every twelve months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration or whether we will be able to enter into food and beverage agreements with respect to such opportunities. We did not enter into any new food and beverage agreements for the six months ended June 30, 2018.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items. We expect company-owned same store sales to grow in 2018, at a mid-single digit pace. For the three months ended June 30, 2018, our company-owned same store sales increased 6.2% compared to the same prior year period. For the six months ended June 30, 2018, our company-owned same store sales increased 7.4% compared to the same prior year period. We consider an owned unit to be comparable in the first full quarter following its 18th month of operation to remove the impact of new unit openings in comparing the operations of existing units. Our comparable unit base of owned restaurants consisted of six units for the three and six months ended June 30, 2018.

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

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We did not open any new restaurants in the first six months of 2018, but we opened an STK restaurant in the Andaz Hotel in San Diego, California and an STK in Dubai, UAE in July 2018.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a given time period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the three months ended June 30, 2018 was $96.44 compared to $94.10 for the three months ended June 30, 2017. Our average check for comparable restaurants was $96.90 for the six months ended June 30, 2018 compared to $95.26 for the six months ended June 30, 2017.

Average Comparable Unit Volume. Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable unit volume for the three months ended June 30, 2018 and June 30, 2017 was $2.4 million and $2.3 million, respectively. Our average comparable unit volume for the six months ended June 30, 2018 was $4.8 million compared to $4.4 million for the six months ended June 30, 2017.

Comparable sales. Comparable sales represent total food and beverage sales at owned and managed units opened for at least a full 18-month period. This metric includes total revenue from our owned and managed STK locations. Revenues from locations where we do not directly control the event sales force are excluded from this metric. Domestic comparable sales (comparable sales within the United States) increased 7.5% for the three months ended June 30, 2018 and increased 7.4% for the six months ended June 30, 2018.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: “Owned restaurants”, “Owned food, beverage and other”, and “Managed and Licensed operations”. Our Owned restaurants segment consists of leased restaurant locations and competes in the full-service dining industry. Our Owned food, beverage and other segment consists of hybrid operations, such as where we have a leased restaurant location and also have a food and beverage agreement at the same location, typically a hotel, and our offsite banquet offerings. The primary component of this segment is our operations at the W Hotel in Beverly Hills, California. Our Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the trailing twelve months ended June 30, 2018, beverage sales comprised 41% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 59%. This indicator assists management in understanding the trends in gross margins of the units.

Owned food, beverage and other net revenues. Owned food, beverage and other net revenues include the sales generated by the STK restaurant at the W Hotel in Los Angeles, California and any ancillary food and beverage hospitality services at the same location. Revenues from offsite banquet opportunities also are reflected in this segment.

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

We evaluate the performance of our managed and licensed properties based on sales growth, a key driver for management and license fees, and on improvements in operating profitability margins, which combined with sales, drives incentive fee growth.

Our primary restaurant brand is STK and we specifically look at comparable sales from both owned and managed STKs to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 37% and 30% of our food and beverage costs for the six months ended June 30, 2018 and 2017, respectively.

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

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

Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services and commissions paid to event staff for banquet sales.

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

Depreciation and amortization. Depreciation and amortization consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. Because we intend to support our growth initiatives with an increasing number of managed and licensed restaurant openings, depreciation and amortization is not expected to increase significantly in the near future.

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

Until the fourth quarter of 2017, we accounted for a 10% effective ownership in One 29 Park, LLC (“One 29 Park”) under the equity method of accounting based on our assessment that we had significant influence over One 29 Park’s operations. One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, we believed that we no longer had significant influence over the operations of One 29 Park and accounted for our investment in One 29 Park under the cost method of accounting. In March 2018, we sold our 10% interest in One 29 Park to the new ownership group for $0.6 million and recorded a gain of $0.2 million.

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

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance, because they provide a clear picture of our operating results by eliminating non-cash expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our units. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to the table on page 27 for our reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	$15,520	$14,683	$30,596	$28,911
Owned food, beverage and other net revenues	2,083	2,431	4,088	6,316
Total owned revenues	17,603	17,114	34,684	35,227
Management, license and incentive fee revenue	2,708	2,784	5,144	5,098
Total revenues	20,311	19,898	39,828	40,325

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,037	3,838	8,071	7,714
Owned restaurant operating expenses	9,399	9,408	18,777	18,777
Total owned operating expenses	13,436	13,246	26,848	26,491
Owned food, beverage and other expenses	2,025	2,315	3,714	5,252
Total owned operating expenses	15,461	15,561	30,562	31,743
General and administrative (including stock-based compensation of $344, $324, $668 and $544, respectively)	2,615	3,291	5,670	6,212
Settlements	-	795	-	795
Depreciation and amortization	901	805	1,679	1,671
Lease termination expense and asset write-offs	90	208	90	481
Pre-opening expenses	671	722	881	1,192
Transaction costs	-	254	-	254
Equity in (income) loss of investee companies	(134)	153	(111)	108
Other income, net	(66)	(130)	(177)	(118)
Total costs and expenses	19,538	21,659	38,594	42,338

Income (loss) from operations	773	(1,761)	1,234	(2,013)

Interest expense, net of interest income	290	220	608	479

Income (loss) from continuing operations before provision for income taxes	483	(1,981)	626	(2,492)

Provision for income taxes	169	203	194	186

Income (loss) from continuing operations	314	(2,184)	432	(2,678)

Loss from discontinued operations, net of taxes	-	-	-	(106)

Net income (loss)	314	(2,184)	432	(2,784)
Less: net income (loss) attributable to noncontrolling interest	133	116	20	(82)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$181	$(2,300)	$412	$(2,702)

Currency translation adjustment	141	139	66	83
Comprehensive income (loss)	$322	$(2,161)	$478	$(2,619)

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	76.4%	73.8%	76.8%	71.7%
Owned food, beverage and other net revenues	10.3%	12.2%	10.3%	15.7%
Total owned revenues	86.7%	86.0%	87.1%	87.4%
Management, license and incentive fee revenue	13.3%	14.0%	12.9%	12.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	26.0%	26.1%	26.4%	26.7%
Owned restaurant operating expenses (1)	60.6%	64.1%	61.4%	64.9%
Total owned operating expenses (1)	86.6%	90.2%	87.8%	91.6%
Owned food, beverage and other expenses (2)	97.2%	95.2%	90.9%	83.2%
Total owned operating expenses (3)	87.8%	90.9%	88.1%	90.1%
General and administrative (including stock-based compensation of 1.7%, 1.6%, 1.7% and 1.3%, respectively)	12.9%	16.5%	14.2%	15.4%
Settlements	0.0%	4.0%	0.0%	2.0%
Depreciation and amortization	4.4%	4.0%	4.2%	4.1%
Lease termination expense and asset write-offs	0.4%	1.0%	0.2%	1.2%
Pre-opening expenses	3.3%	3.6%	2.2%	3.0%
Transaction costs	0.0%	1.3%	0.0%	0.6%
Equity in (income) loss of investee companies	(0.7)%	0.8%	(0.3)%	0.3%
Other income, net	(0.3)%	(0.7)%	(0.4)%	(0.3)%
Total costs and expenses	96.2%	108.9%	96.9%	105.0%

Income (loss) from operations	3.8%	(8.9)%	3.1%	(5.0)%

Interest expense, net of interest income	1.4%	1.1%	1.5%	1.2%

(Loss) income from continuing operations before provision for income taxes	2.4%	(10.0)%	1.6%	(6.2)%

Income tax provision	0.8%	1.0%	0.5%	0.5%

Loss from continuing operations	1.5%	(11.0)%	1.1%	(6.6)%

Loss from discontinued operations, net of taxes	0.0%	0.0%	0.0%	(0.3)%

Net loss	1.5%	(11.0)%	1.1%	(6.9)%
Less: net loss attributable to noncontrolling interest	0.7%	0.6%	0.1%	(0.2)%
Net loss attributable to The ONE Group Hospitality, Inc.	0.9%	(11.6)%	1.0%	(6.7)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues, net:
Owned net revenues	$15,520	$2,083	$-	$17,603	$14,683	$2,431	$-	$17,114
Management, license and incentive fee revenue	-	-	2,708	2,708	-	-	2,784	2,784
Total revenue	15,520	2,083	2,708	20,311	14,683	2,431	2,784	19,898

Cost and expenses:
Owned operating expenses:
Cost of sales	4,037	-	-	4,037	3,838	-	-	3,838
Other operating expenses	9,399	-	-	9,399	9,408	-	-	9,408
Owned food, beverage and other expenses	-	2,025	-	2,025	-	2,315	-	2,315
Total owned operating expenses	13,436	2,025	-	15,461	13,246	2,315	-	15,561

Segment income	$2,084	$58	$2,708	4,850	$1,437	$116	$2,784	4,337

General and administrative				2,615				3,291
Depreciation and amortization				901				805
Interest expense, net of interest income				290				220
Equity in income of investee companies				(134)				153
Other				695				1,849
Income (loss) from continuing operations before provision for income taxes				$483				$(1,981)

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues, net:
Owned net revenues	$30,596	$4,088	$-	$34,684	$28,911	$6,316	$-	$35,227
Management, license and incentive fee revenue	-	-	5,144	5,144	-	-	5,098	5,098
Total revenue	30,596	4,088	5,144	39,828	28,911	6,316	5,098	40,325

Cost and expenses:
Owned operating expenses:
Cost of sales	8,071	-	-	8,071	7,714	-	-	7,714
Other operating expenses	18,777	-	-	18,777	18,777	-	-	18,777
Owned food, beverage and other expenses	-	3,714	-	3,714	-	5,252	-	5,252
Total owned operating expenses	26,848	3,714	-	30,562	26,491	5,252	-	31,743

Segment income	$3,748	$374	$5,144	9,266	$2,420	$1,064	$5,098	8,582

General and administrative				5,670				6,212
Depreciation and amortization				1,679				1,671
Interest expense, net of interest income				608				479
Equity in income (loss) of investee companies				(111)				108
Other				794				2,604
Income (loss) from continuing operations before provision for income taxes				$626				$(2,492)

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss) attributable to The ONE Group Hospitality, Inc.	$181	$(2,300)	$412	$(2,702)
Net income (loss) attributable to noncontrolling interest	133	116	20	(82)
Net income (loss)	314	(2,184)	432	(2,784)
Interest expense, net of interest income	290	220	608	479
Income tax provision	169	203	194	186
Depreciation and amortization	901	805	1,679	1,671

EBITDA	1,674	(956)	2,913	(448)

Deferred rent (1)	(69)	(16)	(89)	(54)
Pre-opening expenses	671	722	881	1,192
Lease termination expense and asset write-offs (2)	90	208	90	481
Loss from discontinued operations, net of taxes	-	-	-	106
Transaction costs (3)	-	254	-	254
Stock-based compensation	344	391	668	544
Settlements	-	795	-	795
Equity share of settlement costs	-	270	-	270

Adjusted EBITDA	2,710	1,668	4,463	3,140
Adjusted EBITDA attributable to noncontrolling interest	206	198	164	61
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$2,504	$1,470	$4,299	$3,079

(1)	Deferred rent is included in owned restaurant operating expenses and general and administrative expenses on the statement of operations and comprehensive income (loss).
(2)	Lease termination expense and asset write-offs is related to the costs associated with closed or abandoned locations.
(3)	Transaction costs relate to the evaluation of strategic alternatives, liquidity improvements options and capital raising activities.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $0.8 million, or 5.7%, from $14.7 million for the three months ended June 30, 2017 to $15.5 million for the three months ended June 30, 2018. This increase was primarily due to increased sales at our New York, Atlanta (Georgia) and Orlando (Florida) locations, but all our locations had net sales increases over the prior year periods. Comparable owned STK unit sales increased 6.2% and average check increased 2.5% for the three months ended June 30, 2018. To drive revenue, we have recently begun opening our restaurants earlier to take advantage of happy hour/pre-dinner time frames.

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $0.3 million, or -14.3%, from $2.4 million for the three months ended June 30, 2017 to $2.1 million for the three months ended June 30, 2018. The decrease was primarily due to a decrease in dining and banquet sales at our STK restaurant in Beverly Hills, California as well as a decrease in outside other revenue.

Management, license and incentive fee revenues. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees that we earn. Management, license and incentive fee revenues decreased $0.1 million, or 2.7%, from $2.8 million for the three months ended June 30, 2017 to $2.7 million for the three months ended June 30, 2018. The decrease was primarily due to decreased revenues from our operations in London (United Kingdom) and Milan (Italy) due to the timing and estimation of incentive fee revenue in the prior year, partially offset by an increase in our management and incentive fee revenue at other locations.

Costs and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.2 million, or 5.2%, from $3.8 million for the three months ended June 30, 2017 to $4.0 million for the three months ended June 30, 2018. This increase was primarily due to increased sales at our owned locations. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.1% for the three months ended June 30, 2017 to 26.0% for the three months ended June 30, 2018. The decrease in the percentage of food and beverage costs as a percentage of food and beverage sales was due to selective price increases that we implemented in January 2018. Food revenues as a percentage of total food and beverage revenues were approximately 63% and 59% for the three months ended June 30, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses remained flat at $9.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was primarily due to our cost savings at all locations, including venues that have been open for over eighteen months as well as more recently opened locations. Our cost saving initiatives are aimed to offset minimum wage increases. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 350 basis points from 64.1% for the three months ended June 30, 2017 to 60.6% for the three months ended June 30, 2018. This improvement was due to the leverage of comparable sales growth, price negotiations with existing vendors, and a continued focus on labor and spending efficiency.

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $0.3 million, or 12.5%, from $2.3 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. As a percentage of owned food, beverage and other net revenues, the related expenses increased 200 basis points from 95.2% for the three months ended June 30, 2017 to 97.2% for the three months ended June 30, 2018. This increase was primarily due to the deleveraging impact of reduced revenues on the operation’s fixed costs.

General and administrative. General and administrative costs decreased $0.7 million, or 20.5%, from $3.3 million for the three months ended June 30, 2017 to $2.6 million for the three months ended June 30, 2018. The decrease was due to savings related to a reduction in payroll expenses resulting from reduced corporate headcount of approximately $0.3 million, reduced marketing charges of approximately $0.3 million and savings in outside services of approximately $0.1 million. General and administrative expenses as a percentage of total revenues decreased to 12.9% for the three months ended June 30, 2018 from 16.5% for the three months ended June 30, 2017.

Settlements. For the three months ended June 30, 2017, we recorded $0.8 million of settlements. These settlements related to two class action lawsuits that were brought against our equity investees and represent our portion of the overall settlement.

Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 11.9%, from $0.8 million for the three months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018. The increase was primarily due to $0.6 million of assets additions over the past twelve months. We expect depreciation expense to increase in future periods due to assets being placed in service at our new STK restaurant in San Diego, California.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, were for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. As of June 30, 2018, we have accrued for approximately $1.5 million of future lease payments, net of expected sublease income.

Pre-opening expenses. Pre-opening expenses for the three months ended June 30, 2018 were $0.7 million compared to pre-opening expenses of $0.7 million in the prior year period. Preopening expenses in the second quarter of 2018 were primarily due to the development of our restaurant at the Andaz Hotel in San Diego, California, which opened in July 2018.

Transaction costs. Transaction costs were $0.3 million for the three months ended June 30, 2017. These costs included professional and other expenses related to the evaluation of strategic alternatives and capital raising activities. The evaluation was completed in 2017.

Interest expense, net of interest income. Interest expense, net of interest income, increased $0.1 million from $0.2 million for the three months ended June 30, 2017 to $0.3 million for the three months ended June 30, 2018, primarily due to the capitalization of interest to our development projects.

Provision for income taxes. Our effective income tax rate was 35.0% for the three months ended June 30, 2018, compared to an effective tax rate of 10.2% for the three months ended June 30, 2017. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes.

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA included:

· A one-time tax on the deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”);

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

In the fourth quarter of 2017, we recorded an adjustment of $2.9 million to revalue our net deferred tax asset based on a 21% corporate tax rate, which was entirely offset by a reduction in our valuation allowance. Additionally, we recorded a provisional amount of $1.9 million to account for the deemed repatriation of E&P. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. We used the retained earnings of our foreign subsidiaries as a proxy to estimate the one-time tax on the deemed repatriation of E&P because we believe that typical E&P adjustments for items such as depreciation, certain reserves and tax-exempt income and other nondeductible expenses will be immaterial. We will conduct a comprehensive E&P analysis before filing its 2017 tax return. Only after the completion of that analysis will we be able to determine with certainty the tax effect of the deemed E&P repatriation. Any adjustment to the provisional amount will be included as a tax adjustment to continuing operations in 2018.

FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can elect to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred and expect to incur no tax for the year ended December 31, 2018 due to the availability of foreign tax credits and net operating losses.

Net loss attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2018, respectively. Our noncontrolling interests relate to outside ownerships of a restaurant and outdoor rooftop operation in New York City.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $1.7 million, or 5.8%, from $28.9 million for the six months ended June 30, 2017 to $30.6 million for the six months ended June 30, 2018. This increase was primarily due to increased sales at our New York, Orlando and Atlanta locations, partially offset by decreased sales at our Denver, Colorado location. Comparable owned STK unit sales increased 7.4% and average check increased 1.7% for the six months ended June 30, 2018. We believe that sales at our Denver location have decreased due to higher than normal sales volume for the six months ended June 30, 2017. Our Denver location opened in January 2017. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (referred to in the restaurant industry as the “honeymoon” period). To drive revenue, we have recently begun opening our restaurants earlier to take advantage of happy hour/pre-dinner time frames.

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $2.2 million, or 35.3%, from $6.3 million for the six months ended June 30, 2017 to $4.1 million for the six months ended June 30, 2018. In 2017, we hosted a party for the Super Bowl. The party contributed $1.8 million of revenue in 2017. We did not have a similar event in 2018. The remaining decrease can be attributed to decreased restaurant and banquet revenue from our operation in Beverly Hills, California.

Management, license and incentive fee revenues. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees that we earn. Management, license and incentive fee revenues remained flat at $5.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2018 as an increase in our management and incentive fee revenue at our STK in Las Vegas (Nevada) was offset by decreased revenue from our operations in London (United Kingdom) and Milan (Italy) due to the timing and estimation of incentive fee revenue in the prior year.

Costs and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.4 million, or 4.6%, from $7.7 million for the six months ended June 30, 2017 to $8.1 million for the six months ended June 30, 2018. This increase was primarily due to increased sales at our owned locations. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.7% for the six months ended June 30, 2017 to 26.4% for the six months ended June 30, 2018. The decrease in the percentage of food and beverage costs as a percentage of food and beverage sales was due to selective price increases that we implemented in January 2018. Food revenues as a percentage of total food and beverage revenues were approximately 63% and 59% for the six months ended June 30, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses remained flat at $18.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 350 basis points from 64.9% for the six months ended June 30, 2017 to 61.4% for the six months ended June 30, 2018. This improvement was due to the leverage of comparable sales growth and a continued focus on labor and spending efficiency. Our cost saving initiatives are aimed to offset minimum wage increases

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $1.5 million, or 29.3%, from $5.3 million for the six months ended June 30, 2017 to $3.7 million for the six months ended June 30, 2018. This decrease was primarily due to costs associated with the Super Bowl event that we held in 2017 that we did not hold in 2018.

General and administrative. General and administrative costs decreased $0.5 million, or 8.7% from $6.2 million for the six months ended June 30, 2017 to $5.7 million for the six months ended June 30, 2018. The decrease was due primarily to payroll savings of $0.9 million resulting from 2017 reductions in headcount, partially offset by increased professional fees associated with the completion of the 2017 annual financial statement audit of approximately $0.5 million. General and administrative costs as a percentage of total revenues decreased from 15.4% for the six months ended June 30, 2017 to 14.2% for the six months ended June 30, 2018. General and administrative expenses before audit-related fees were 13.0% of revenue for the six months ended June 30, 2018.

Settlements. For the six months ended June 30, 2017, we recorded $0.8 million of settlements. These settlements related to two class action lawsuits that were brought against our equity investees and represent our portion of the overall settlement.

Depreciation and amortization. Depreciation and amortization expense remained flat at $1.7 million for the six months ended June 30, 2018 and the six months ended June 30, 2018.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $0.5 million and $0.1 million for the six months ended June 30, 2017 and June 30, 2018, respectively, were for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. As of June 30, 2018, we have accrued for approximately $1.5 million of future lease payments, net of expected sublease income.

Pre-opening expenses. Pre-opening expenses for the six months ended June 30, 2018 were $0.9 million compared to pre-opening expenses of $1.2 million in the prior year period. Preopening expenses were primarily due to the development of our restaurants at the Andaz Hotel in San Diego, California, which opened in July 2018, and the opening of our restaurant in Denver, Colorado in January 2017.

Transaction costs. Transaction costs were $0.3 million for the six months ended June 30, 2017. These costs included professional and other expenses related to the evaluation of strategic alternatives and capital raising activities. The evaluation was completed in 2017.

Other income. For the six months ended June 30, 2018, we recorded a gain of $0.2 million on the sale of our 10% interest in One 29 Park. One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY.

Interest expense, net of interest income. Interest expense, net of interest income, increased $0.1 million from $0.5 million for the six months ended June 30, 2017 to $0.6 million for the six months ended June 30, 2018 due primarily to the capitalization of interest towards our development projects.

Provision for income taxes. Our effective income tax rate was 31.0% for the six months ended June 30, compared to an effective tax rate of -7.5% for the six months ended March 31, 2017. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes owed.

Please refer to Note 11 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the impacts of the TCJA on our financial position and results of operations.

Income (loss) from discontinued operations, net of taxes. Prior to 2015, we decided to cease operations in six of our locations. Expenses for these operations are presented as loss from discontinued operations and represent the winding down of these operations. Income from discontinued operations was $0.1 million for the six months ended June 30, 2017.

Net income (loss) attributable to noncontrolling interest. Net income attributable to our noncontrolling interests was approximately $20,000 for the six months ended June 30, 2018 compared to a net loss attributable to our noncontrolling interests of $0.1 million for the six months ended June 30, 2017. Our noncontrolling interests primarily relate to outside ownerships of a restaurant and outdoor rooftop operation in New York City.

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

We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of June 30, 2018, we had cash and cash equivalents of approximately $0.9 million.

We expect that our capital expenditures during fiscal 2018 will be significantly less than prior years because we plan to open only one to two new owned STK restaurants. We currently anticipate our total capital expenditures for 2018, inclusive of all maintenance expenditures, will be approximately $3.0 million.

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$2,333	$4,815
Investing activities	(1,326)	(3,925)
Financing activities	(1,638)	(1,018)
Effect of exchange rate changes on cash	16	71
Net decrease in cash and cash equivalents	$(615)	$(57)

Operating Activities

Net cash provided by operating activities was $2.3 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively. We attribute a majority of this change to the payment of accounts payable and the reduction of accrued expenses for the six months ended June 30, 2018, which we paid with the proceeds from a stock offering completed late in 2017 and improved cash flows at our restaurants.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $1.3 million. We purchased $1.9 million of fixed assets, primarily in connection with the construction of our new STK at the Andaz Hotel in San Diego, California. These purchases were partially offset by $0.6 million that we received for the sale of our interest in a restaurant and rooftop bar located in a New York City hotel.

Net cash used in investing activities for the six months ended June 30, 2017 was $3.9 million, consisting primarily of property and equipment purchases related to the construction of new restaurants and general capital expenditures at existing restaurants.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $1.6 million, which related to scheduled debt payments on our outstanding debt.

Net cash used in financing activities for the six months ended June 30, 2017 was $1.0 million. We received $1.0 million in proceeds from a short-term loan agreement. These proceeds were partially offset by third party debt payments of $2.0 million.

Covenants

We are subject to a number of customary covenants under our term loan agreements, including limitations on additional borrowings and requirements to maintain certain financial ratios. As of June 30, 2018, we were in compliance with all debt covenants.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase from the amounts described in “Investing Activities” above. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider a variety of operating models as new opportunities arise. We have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing units will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our units.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations and equipment financing, depending upon the timing of these expenditures and cash availability.

We typically seek to lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements, with a limited number of renewal options. Our rent structure varies from lease to lease, but our leases generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 3, recent accounting pronouncements, to the consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements. See Note 8 to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding the adoption of Accounting Standard Codification Topic 606 “Revenue from Contracts With Customers”. There were no other material changes from what was previously disclosed in Note 2 to our consolidated financial statements set forth in Item 8 of our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our 2017 Form 10-K, our management concluded that our internal control over financial reporting was not effective at December 31, 2017. Our internal control over financial reporting was also not effective as of June 30, 2018.

Remedial Measures

We are in the process of remediating the identified deficiencies in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.

We are taking appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing, will continue throughout 2018, although the material weakness in our internal controls will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Controls

During the quarter ended June 30, 2018, the Company transitioned its accounting and accounts payable transaction processing functions to an outside service provider. There have been no other changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our licensees, employees, former employees and others. We do not believe that any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 6, 2014).

3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2018; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ Linda Siluk
Linda Siluk
Interim Chief Financial Officer

