Form 10-Q
period 2018-09-30
ONE Group Hospitality, Inc.
filed 2018-11-13
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 9, 2018:  28,293,902

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(unaudited) September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$968	$1,548
Accounts receivable	6,129	5,514
Inventory	1,194	1,402
Other current assets	1,600	1,299
Due from related parties, net	27	—
Total current assets	9,918	9,763

Property & equipment, net	38,476	37,811
Investments	2,612	2,957
Deferred tax assets, net	72	69
Other assets	598	384
Security deposits	2,091	2,031
Total assets	$53,767	$53,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,855	$5,329
Accrued expenses	6,625	6,987
Deferred license revenue	241	115
Deferred gift card revenue and other	1,196	999
Due to related parties, net	—	256
Current portion of long-term debt	3,196	3,241
Total current liabilities	17,113	16,927

Deferred license revenue, long-term	1,663	1,222
Due to related parties, long-term	1,197	1,197
Deferred rent and tenant improvement allowances	17,072	17,001
Long-term debt, net of current portion	7,877	10,115
Total liabilities	44,922	46,462

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,293,902 and 27,152,101 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	43,235	41,007
Accumulated deficit	(31,927)	(31,979)
Accumulated other comprehensive loss	(1,660)	(1,556)
Total The One Group Hospitality, Inc stockholders’ equity	9,651	7,475
Noncontrolling interests	(806)	(922)
Total stockholders’ equity	8,845	6,553
Total Liabilities and Stockholders’ Equity	$53,767	$53,015

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except earnings per share and related share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	$15,312	$13,189	$45,908	$42,100
Owned food, beverage and other net revenues	1,960	2,144	6,048	8,460
Total owned revenues	17,272	15,333	51,956	50,560
Management, license and incentive fee revenue	2,688	2,479	7,832	7,577
Total revenues	19,960	17,812	59,788	58,137

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,050	3,436	12,121	11,150
Owned restaurant operating expenses	9,779	8,911	28,556	27,688
Total owned operating expenses	13,829	12,347	40,677	38,838
Owned food, beverage and other expenses	2,068	2,044	5,782	7,296
Total owned operating expenses	15,897	14,391	46,459	46,134
General and administrative (including stock-based compensation of $337, $200, $1,005 and $744, respectively)	2,266	2,267	7,937	8,479
Settlements	—	500	—	1,295
Depreciation and amortization	896	950	2,575	2,621
Lease termination expense and asset write-offs	78	402	168	883
Pre-opening expenses	449	94	1,330	1,286
Transaction costs	—	—	—	254
Equity in (income) of investee companies	—	(264)	(111)	(156)
Other income, net	38	(19)	(139)	(137)
Total costs and expenses	19,624	18,321	58,219	60,659

Income (loss) from operations	336	(509)	1,569	(2,522)

Interest expense, net of interest income	294	325	902	804

Income (loss) from continuing operations before provision for income taxes	42	(834)	667	(3,326)

Income tax provision	251	179	445	365

(Loss) income from continuing operations	(209)	(1,013)	222	(3,691)

(Loss) from discontinued operations, net of taxes	—	—	—	(106)

Net (loss) income	(209)	(1,013)	222	(3,797)
Less: net income attributable to noncontrolling interest	96	153	116	71
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(305)	$(1,166)	$106	$(3,868)
Currency translation adjustment	(170)	107	(104)	190
Comprehensive (loss) income	$(475)	$(1,059)	$2	$(3,678)

Basic (loss) earnings per share:
Continuing operations	$(0.01)	$(0.05)	$0.00	$(0.15)
Discontinued operations	$—	$—	$—	$—
Attributed to The ONE Group Hospitality, Inc.	$(0.01)	$(0.05)	$0.00	$(0.15)

Diluted (loss) earnings per share:
Continuing operations	$(0.01)	$(0.05)	$0.00	$(0.15)
Discontinued operations	$—	$—	$—	$—
Attributed to The ONE Group Hospitality, Inc.	$(0.01)	$(0.05)	$0.00	$(0.15)

Weighted average number of common shares outstanding
Basic	27,751,632	25,228,288	27,437,269	25,141,933
Diluted	27,751,632	25,228,288	27,499,645	25,141,933

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Stockholders'	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interest	Total
Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553

Adoption of ASC 606 “Revenue from contract with customers”	—	—	—	(54)	—	(54)	—	(54)

Stock based compensation expense	49,179	—	1,005	—	—	1,005	—	1,005

Vesting of restricted shares	342,622	—	—	—	—	—	—	—

Exercise of warrants	750,000	—	1,223	—	—	1,223	—	1,223

Foreign currency translation, net	—	—	—	—	(2)	(2)	—	(2)

Reclassification of realized gains	—	—	—	—	(102)	(102)	—	(102)

Net income	—	—	—	106	—	106	116	222

Balance at September 30, 2018	28,293,902	$3	$43,235	$(31,927)	$(1,660)	$9,651	$(806)	$8,845

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$222	$(3,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,575	2,621
Amortization of discount on warrants	150	136
Deferred rent and tenant improvement allowances	306	885
Deferred taxes	(1)	1
(Income) from equity method investments	(111)	(156)
Gain on disposition of cost method investment	(185)	—
Stock-based compensation	1,005	744
Changes in operating assets and liabilities:
Accounts receivable	(532)	(206)
Inventory	209	140
Prepaid expenses and other current assets	(301)	95
Due from related parties, net	(208)	375
Security deposits	(59)	(12)
Other assets	(213)	235
Accounts payable	496	3,117
Accrued expenses	(423)	1,603
Deferred revenue	477	801
Net cash provided by operating activities	3,407	6,582

Investing activities:
Purchase of property and equipment	(3,238)	(4,114)
Distribution from equity method investment	40	—
Proceeds from disposition of cost method investment	600	—
Net cash used in investing activities	(2,598)	(4,114)

Financing activities:
Proceeds from business loan and security agreement	—	1,000
Repayment of term loan	(2,108)	(2,121)
Repayment of equipment financing agreement	(264)	(248)
Repayment of business loan and security agreement	(62)	(648)
Issuance of common stock	1,223	—
Distributions to non-controlling interests	—	(410)
Net cash used in financing activities	(1,211)	(2,427)

Effect of exchange rate changes on cash	(178)	160

Net (decrease) increase in cash and cash equivalents	(580)	201
Cash and cash equivalents, beginning of period	1,548	1,598

Cash and cash equivalents, end of period	$968	$1,799
Supplemental disclosure of cash flow data:
Interest paid	$722	$747
Income taxes paid	$458	$—

Noncash investing and financing activities:
Noncash debt issuance costs	$—	$35

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited consolidated financial statements of The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month and nine month periods ended September 30, 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in this Form 10-Q reflects all adjustments (consisting only of normal recurring accruals and adjustments), which are, in the Company’s opinion, necessary to fairly state the interim operating results for the respective periods.

The Company is a global hospitality company that develops, owns, operates and manages upscale restaurants and lounges. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the same quality of food and service as that of a traditional upscale steakhouse. As of September 30, 2018, the Company owns, operates or manages twenty-one venues across seven states and seven countries.

The Company also provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized per the requirements of the client. As of September 30, 2018, under various management agreements, the Company services thirteen venues throughout the United States and Europe.

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

Note 2 - Liquidity

As of September 30, 2018, the Company's accumulated deficit was $31.9 million and the Company's cash and cash equivalents was $1.0 million. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it continues as a going concern. The Company expects to finance its operations, including the costs of opening planned restaurants, for at least the next twelve months following the issuance of its consolidated financial statements through cash provided by operations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings or warrant or option exercises. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effects of ASU 2018-13 on its consolidated financial statements but does not expect the adoption of ASU 2018-13 to be material.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

Note 4 - Inventory

Inventory consists of the following (in thousands) as of:

	September 30, 2018	December 31, 2017

Food	$206	$246
Beverages	988	1,156
Totals	$1,194	$1,402

Note 5 – Other current assets

Other current assets consists of the following (in thousands) as of:

	September 30,	December 31,
	2018	2017

Prepaid taxes	$276	$255
Landlord receivable	258	258
Prepaid expenses	480	421
Insurance	217	90
Other	369	275
Totals	$1,600	$1,299

Note 6 – Accrued expenses

Accrued expenses consists of the following (in thousands) as of:

	September 30, 2018	December 31, 2017
VAT and Sales taxes	$624	$739
Payroll and related	1,431	847
Income taxes	267	610
Due to hotels	778	1,168
Rent	1,461	1,471
Legal, professional and other services	1,140	1,007
Insurance	152	103
Other	772	1,042
Totals	$6,625	$6,987

Note 7 - Related party transactions

Net amounts due to related parties amounted to $1.2 million as of September 30, 2018 and $1.5 million as of December 31, 2017, respectively. The Company has not reserved any related party receivables as of September 30, 2018 and December 31, 2017.

The Company incurred approximately $0 and $26,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $42,000 and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively, of legal fees to The Giannuzzi Group, a law firm owned by a former director of the Company who resigned in 2017. The Company also receives rental income for office space subleased to this entity. Rental income of approximately $50,000 was recorded from this entity for each of the three months ended September 30, 2018 and 2017. Rental income of approximately $0.2 million was recorded from this entity for each of the nine months ended September 30, 2018, and 2017. Amounts due to related parties, net at September 30, 2018 and December 31, 2017, included approximately $0.1 million and $0.3 million, respectively, due to this entity for legal services.

The Company incurred approximately $44,000 and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.3 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, for construction services to an entity owned by family members of one of the Company’s stockholders, who is also a former employee of the Company. Included in amounts due from related parties, net at September 30, 2018 and December 31, 2017, is a balance due to this entity of approximately $58,000 and $27,000, respectively.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. Included in due to related parties, long term at September 30, 2018 and December 31, 2017 is a balance due to the Liquidation Trust of approximately $1.2 million.

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

Under ASC 606, the Company has determined that the services it provides under its licensing agreements are primarily for initial license fees and upfront fees and do not contain separate and distinct performance obligations from the license right; therefore, these fees will be recognized on a straight-line basis over the term of the license agreement. Under previous guidance, initial license fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened. These fees will continue to be recorded as a component of management, license and incentive fee revenue on the consolidated statement of operations and comprehensive (loss) income. ASC 606 requires sales-based royalties to continue to be recognized as licensee restaurant sales occur.

The impact of adopting ASC 606 as compared to the previous recognition guidance on our consolidated statement of operations and comprehensive (loss) income was as follows (in thousands):

	For the three months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenues	$2,688	$3,014	$(326)

Net (loss) income	$(209)	$117	$(326)

	For the nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenues	$7,832	$8,101	$(269)

Net income	$222	$491	$(269)

Contract balances

The following table provides information about receivables and contract liabilities (deferred license fees) from contracts with customers (in thousands):

September 30, 2018
Receivables (a)	$281
Deferred license fees	$1,904

(a)	Receivables are included in accounts receivable on the September 30, 2018 consolidated balance sheet.

Significant changes in deferred license fees are as follows (in thousands):

For the
Nine Months Ended
September 30, 2018
Deferred license fees - January 1, 2018 (a)	$1,391
Additions to deferred revenue	694
Revenue recognized during the period	(181)
Deferred license fees - September 30, 2018	$1,904

(a)	Includes the cumulative effect of adopting ASC 606

The following table reflects the estimated license fees to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2018 (in thousands):

Remainder of 2018 (a)	$60
2019	241
2020	241
2021	241
2022	241
Thereafter	880
Total	$1,904

(a)	Represents license fees expected to be recognized for the remainder of 2018.

Note 9 - Stock-based Compensation

As of September 30, 2018, the Company had 597,608 shares available for issuance under the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”).

Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income. Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $1.0 million and $0.7 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income. The Company has not granted any stock options in 2018.

The Company granted 49,179 shares of its common stock to independent members of the Board of Directors (the “Board”) in June 2018 as part of their compensation for serving on the Board. The Company recorded the $0.1 million of expense associated with these grants as a component of stock-based compensation expense.

Stock Option Activity

Changes in outstanding stock options for 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2017	2,315,035	3.41
2018 Grants	—	—
Exercised	—	—
Forfeited	(285,527)	4.19
Outstanding at September 30, 2018	2,029,508	3.30	7.13	$1,743,600
Exercisable at September 30, 2018	940,357	4.41	5.81	$242,080

A summary of the status of the Company’s non-vested stock options as of September 30, 2018 and changes for the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2017	1,424,651	$0.99
Granted	—	—
Vested	(265,000)	1.27
Forfeited	(70,500)	1.10
Non-vested shares at September 30, 2018	1,089,151	$0.92

As of September 30, 2018, there are 579,402 options outstanding that vest based on the achievement of Company and individual objectives as set by the Board.

As of September 30, 2018, there is approximately $1.0 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.4 years.

Restricted Stock Award Activity

The fair value of restricted stock awards is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of restricted stock awards and changes for the six months ended September 30, 2018 is presented below:

	Shares	Weighted Average Grant Date Per Share Fair Value

Non-vested at December 31, 2017	985,000	$2.26
Granted	126,781	2.71
Vested	(342,622)	1.85
Forfeited	(15,000)	2.73
Non-vested at September 30, 2018	754,159	$2.51

As of September 30, 2018, 150,000 restricted shares subject to performance-based vesting were still outstanding. As of September 30, 2018, the Company had approximately $1.9 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 2.5 years.

Note 10 – Nonconsolidated variable interest entities

As of September 30, 2018 and December 31, 2017, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)
•	10.00% interest in One 29 Park, LLC (“One 29 Park”) as of December 31, 2017 (0% as of September 30, 2018)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. The Company accounts for its investments in these entities under the equity method of accounting based on management’s assessment that although it is not the primary beneficiary of these entities because it does not have the power to direct their day to day activities, the Company is able to exercise influence over these entities. The Company has provided no additional types of support to these entities than what is contractually required.

One 29 Park, formed in 2009, operates a restaurant and manages the rooftop of a hotel located in New York, NY. Until the fourth quarter of 2017, the Company accounted for its investment in One 29 Park under the equity method of accounting based on management’s assessment that the Company had significant influence over One 29 Park’s operations. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, the Company believed that it no longer had significant influence over the operations of One 29 Park, and subsequently began accounting for its investment in One 29 Park under the cost method of accounting. In March 2018, the Company sold its 10% interest in One 29 Park to the new ownership group for $0.6 million and recorded a gain of $0.2 million on the sale as a component of “other expenses, net” on the consolidated statement of operations and comprehensive (loss) income.

At September 30, 2018 and December 31, 2017, the carrying values of these investments were (in thousands):

	September 30, 2018	December 31, 2017
Bagatelle Investors	$47	$33
Bagatelle NY	2,565	2,509
One 29 Park	—	415
Totals	$2,612	$2,957

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Equity in (income) of investee companies	$—	$(264)	$(111)	$(156)

The Company has entered into a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of approximately $42,000 and $47,000 for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of $0.1 million was recorded from this entity for each of the three months ended September 30, 2018 and 2017, respectively and $0.4 million was recorded from this entity for each of the nine months ended September 30, 2018 and 2017. The Company has provided no additional types of support to Bagatelle NY than what is contractually required.

The Company has also entered into a management agreement with One 29 Park. Under this agreement, the Company recorded management fee revenue of $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively and $0.3 million and $0.3 million for the six months ended September 30, 2018 and 2017, respectively. The management agreement with One 29 Park terminated on September 30, 2018.

Net receivables of $0.2 million and $0.1 million from Bagatelle NY and One 29 Park are included in due to related parties, net on the September 30, 2018 and December 31, 2017 consolidated balance sheets, respectively. These amounts, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

Note 11 – Income taxes

The Company’s effective income tax rate was 66.7% for the nine months ended September 30, 2018, compared to -11.0% for the nine months ended September 30, 2017. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes owed.

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

In the fourth quarter of 2017, the Company recorded an adjustment of $2.9 million to revalue its net deferred tax asset based on a 21% corporate tax rate, which was entirely offset by a reduction in the Company’s valuation allowance. Additionally, the Company recorded a provisional amount of $1.9 million to account for the deemed repatriation of E&P. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 allows companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. For its 2017 tax return, the Company conducted a comprehensive E&P analysis which reported a $1.4 million deemed repatriation of E&P. The adjustment to the provisional amount has been included in the tax provision for continuing operations in 2018. The impact of recording the finalized E&P is zero given the Company’s foreign tax credits, net operating loss carryforward and a full valuation allowance on domestic net deferred tax assets.

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

Note 12 – (Loss) earnings per share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except earnings per share and related share information)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(305)	$(1,166)	$106	$(3,868)

Basic weighted average shares outstanding	27,751,632	25,228,288	27,437,269	25,141,933
Dilutive effect of stock options, warrants and restricted share units	-	-	62,376	-
Diluted weighted average shares outstanding	27,751,632	25,228,288	27,499,645	25,141,933

Net (loss) income available to common stockholders per share - Basic	$(0.01)	$(0.05)	$0.00	$(0.15)
Net (loss) income available to common stockholders per share - Diluted	$(0.01)	$(0.05)	$0.00	$(0.15)

For the three and nine months ended September 30, 2017 and for the three months ended September 30, 2018, all equivalent shares underlying options, warrants and restricted share units were excluded from the calculation of diluted earnings per share as the Company was in a net loss position. For the nine months ended September 30, 2018, 1.9 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share for discontinued operations was $0.00 for each of the three and nine months ended September 30, 2018 and 2017.

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

Note 14 – Segment reporting

The Company’s Chief Executive Officer (“CEO”), who began serving as the Company’s CEO on October 30, 2017 and has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenues less operating expenses) related to the Company’s three sources of revenue, which are presented in their entirety within the consolidated statements of operations and comprehensive (loss) income. Beginning with the period ended December 31, 2017, the Company revised its segments to align with how it manages the business. Prior period segments have been restated to conform to the current segment presentation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Owned restaurants	$15,312	$13,189	$45,908	$42,100
Owned food, beverage and other operations	1,960	2,144	6,048	8,460
Managed and licensed operations	2,688	2,479	7,832	7,577
	$19,960	$17,812	$59,788	$58,137

Segment Profits:
Owned restaurants	$1,483	$842	$5,231	$3,262
Owned food, beverage and other operations	(108)	100	266	1,164
Managed and licensed operations	2,688	2,479	7,832	7,577

Total segment profit	4,063	3,421	13,329	12,003

General and administrative	2,266	2,267	7,937	8,479
Depreciation and amortization	896	950	2,575	2,621
Interest expense, net of interest income	294	325	902	804
Equity in income of investee companies	-	(264)	(111)	(156)
Other, net	565	977	1,359	3,581

Income (loss) from continuing operations before provision for income taxes	$42	$(834)	$667	$(3,326)

	September 30, 2018	December 31, 2017
Total assets:
Owned restaurants	$41,025	$40,570
Owned food, beverage and other operations*	7,067	7,385
Managed and licensed operations	5,675	5,060
Total	$53,767	$53,015
* Includes corporate assets

	Nine Months Ended
	September 30,
	2018	2017
Capital asset additions:
Owned restaurants	$2,792	$3,382
Owned food, beverage and other operations **	446	732
Managed and licensed operations	-	-
Total	$3,238	$4,114
** Includes corporate asset additions

Note 15 – Geographic information

The following table contains certain financial information by geographic location for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues

United States:
Owned restaurants	$15,312	$13,189	$45,908	$42,100
Owned food, beverage and other operations	1,960	2,144	6,048	8,460
Managed and licensed operations	1,469	1,330	4,797	4,521
Total United States revenues	$18,741	$16,663	$56,753	$55,081

Foreign:
Owned restaurants	$-	$-	$-	$-
Owned food, beverage and other operations	-	-	-	-
Managed and licensed operations	1,219	1,149	3,035	3,056
Total foreign revenues	$1,219	$1,149	$3,035	$3,056

Total revenues	$19,960	$17,812	$59,788	$58,137

	September 30, 2018	December 31, 2017
Long-lived Assets

United States:
Owned restaurants	$38,215	$37,907
Owned food, beverage and other operations	5,164	5,088
Managed and licensed operations	84	109
Total United States long-lived assets	$43,463	$43,104

Foreign:
Owned restaurants	$-	$-
Owned food, beverage and other operations	83	-
Managed and licensed operations	303	148
Total foreign long-lived assets	$386	$148

Total long-lived assets	$43,849	$43,252

Note 16 – Stockholders’ Equity

On July 18, 2018, an investor of the Company exercised 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.63 per share. The Company received proceeds of $0.4 million in connection with this transaction.

On September 13, 2018, an investor of the Company exercised 500,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.63 per share. The Company received proceeds of $0.8 million in connection with this transaction.

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

As of September 30, 2018, our operations were spread across 34 venues as follows:

	Venues
	STK	STK Rooftop	Bagatelle*	F&B Hospitality**	Total
Company-owned	9	2	-	-	11
Managed	6	-	-	13	19
Licensed	2	1	-	-	3
Other	-	-	1	-	1
	17	3	1	13	34

* Unconsolidated subsidiary accounted for under the equity method of accounting.

** Effective October 1, 2018, we ceased managing three F&B Hospitality venues associated with a terminated management agreement.

Net loss for the three months ended September 30, 2018 was $0.2 million ($0.01 per share) compared to a net loss for the three months ended September 30, 2017 of $1.0 million (-$0.05 per share). Net income for the nine months ended September 30, 2018 was $0.1 million ($0.00 per share) compared to a net loss for the nine months ended September 30, 2017 of $3.8 million (-$0.15 per share). Our net loss for the nine months ended September 30, 2017 included a loss from discontinued operations of $0.1 million, which reflects the winding down of operations that we have exited.

In July 2018, we opened an owned STK restaurant at the Andaz Hotel in San Diego, California and our second licensed STK restaurant in Dubai at the Address Downtown Hotel. We followed these openings with the opening of our first licensed STK restaurant in Mexico City at Presidente Masaryk Avenue, the first of four restaurants we target to license in Mexico. We expect that our growth in 2018 will continue with the planned opening of a licensed location in Doha (Qatar) and a food & beverage operation in Europe. We foresee that our growth in 2019 will come from our development pipeline, with the potential opening of a domestic owned venue, a managed or licensed location in Texas and additional licensed locations in Puerto Rico and Mexico.

In March 2018, we sold our 10% interest in One 29 Park for $0.6 million. One 29 Park, which was accounted for under the cost method of accounting, operated a restaurant and managed the rooftop bar and food and beverage services of a hotel located in New York, NY. Our management agreement with One 29 Park terminated on September 30, 2018.

In 2017, we hosted a party for the Super Bowl that contributed $1.8 million of revenue in 2017. We did not have a similar event during the nine months ended September 30, 2018. Revenues and expenses associated with this event were recorded within our “owned food, beverage and other” segment.

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

Expansion through New Food and Beverage Hospitality Projects. We believe that we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our food and beverage hospitality projects, which traditionally have provided us with revenue through management and incentive revenue while requiring minimal capital expenditures from us. We continue to receive inquiries regarding new services at new hospitality venues globally and continue to work with existing hospitality clients to identify and develop additional opportunities at their venues. In the future, we expect to target at least one to two new F&B hospitality projects every twelve months. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration or whether we will be able to enter into food and beverage agreements with respect to such opportunities. We did not enter into any new food and beverage agreements for the nine months ended September 30, 2018.

Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items. We expect company-owned same store sales to grow in 2018, at a mid-single digit pace. For the three months ended September 30, 2018, our company-owned same store sales increased 7.7% compared to the same prior year period. For the nine months ended September 30, 2018, our company-owned same store sales increased 7.5% compared to the same prior year period. We consider an owned unit to be comparable in the first full quarter following its 18th month of operation to remove the impact of new unit openings in comparing the operations of existing units. Our comparable unit base of owned restaurants consisted of seven units for the three and nine months ended September 30, 2018.

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

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We have opened three restaurants in 2018: a company-owned restaurant located in the Andaz Hotel in San Diego, California; a licensed STK in Dubai; and a licensed STK in Mexico City.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a given time period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the three months ended September 30, 2018 was $94.30 compared to $90.65 for the three months ended September 30, 2017. Our average check for comparable restaurants was $95.62 for the nine months ended September 30, 2018 compared to $92.72 for the nine months ended September 30, 2017.

Average Comparable Unit Volume. Average comparable unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable unit volume for the three months ended September 30, 2018 and September 30, 2017 was $2.0 million and $1.9 million, respectively. Our average comparable unit volume for the nine months ended September 30, 2018 was $6.4 million compared to $6.0 million for the nine months ended September 30, 2017.

Comparable sales. Comparable sales represent total food and beverage sales at owned and managed units opened for at least a full 18-month period. This measure includes total revenue from our owned and managed STK locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure. Domestic comparable sales (comparable sales within the United States) increased 7.7% for the three months ended September 30, 2018 and increased 7.5% for the nine months ended September 30, 2018, in each case compared to the prior year periods. We estimate that Hurricane Irma, which made landfall in September 2017, resulted in a favorable impact to our comparable sales by 2.2% for the three months ended September 30, 2018 and by 0.7% for the nine months ended September 30, 2018.

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

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the trailing twelve months ended September 30, 2018, beverage sales comprised 37% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 63%. This indicator assists management in understanding the trends in gross margins of the units.

Owned food, beverage and other net revenues. Owned food, beverage and other net revenues include the sales generated by the STK restaurant at the W Hotel in Los Angeles, California and any ancillary food and beverage hospitality services at the same location. Revenues from offsite banquet opportunities also are reflected in this segment.

Management, license and incentive fee revenues. Management, license and incentive fee revenues includes: (1) management fees received pursuant to management and license agreements that are calculated based on a fixed percentage of revenues at the managed or licensed location; (2) incentive fees based on the operating profitability of a particular venue, as defined in each agreement; and (3) recognition of license fee related revenues, which are recognized over the term of the license.

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

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 38% and 36% of our food and beverage costs for the nine months ended September 30, 2018 and 2017, respectively.

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

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the cost or equity method of accounting for entities that are not consolidated.

Included in this amount is our ownership in Bagatelle New York for which we effective ownership of approximately 51%, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through two of our subsidiaries.

Until the fourth quarter of 2017, we accounted for a 10% effective ownership in One 29 Park, LLC (“One 29 Park”) under the equity method of accounting based on our assessment that we had significant influence over One 29 Park’s operations. One 29 Park operated a restaurant and managed the rooftop bar and food and beverage services of a hotel located in New York, NY. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of this ownership change, we believed that we no longer had significant influence over the operations of One 29 Park and accounted for our investment in One 29 Park under the cost method of accounting. In March 2018, we sold our 10% interest in One 29 Park to the new ownership group for $0.6 million and recorded a gain of $0.2 million.

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

Please refer to the table on page 27 for our reconciliation of net (loss) income to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	$15,312	$13,189	$45,908	$42,100
Owned food, beverage and other net revenues	1,960	2,144	6,048	8,460
Total owned revenues	17,272	15,333	51,956	50,560
Management, license and incentive fee revenue	2,688	2,479	7,832	7,577
Total revenues	19,960	17,812	59,788	58,137

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,050	3,436	12,121	11,150
Owned restaurant operating expenses	9,779	8,911	28,556	27,688
Total owned operating expenses	13,829	12,347	40,677	38,838
Owned food, beverage and other expenses	2,068	2,044	5,782	7,296
Total owned operating expenses	15,897	14,391	46,459	46,134
General and administrative (including stock-based compensation of $337, $200, $1,005 and $744, respectively)	2,266	2,267	7,937	8,479
Settlements	-	500	-	1,295
Depreciation and amortization	896	950	2,575	2,621
Lease termination expense and asset write-offs	78	402	168	883
Pre-opening expenses	449	94	1,330	1,286
Transaction costs	-	-	-	254
Equity in income of investee companies	-	(264)	(111)	(156)
Other expense (income), net	38	(19)	(139)	(137)
Total costs and expenses	19,624	18,321	58,219	60,659

Income (loss) from operations	336	(509)	1,569	(2,522)

Interest expense, net of interest income	294	325	902	804

Income (loss) from continuing operations before provision for income taxes	42	(834)	667	(3,326)

Provision for income taxes	251	179	445	365

(Loss) income from continuing operations	(209)	(1,013)	222	(3,691)

Loss from discontinued operations, net of taxes	-	-	-	(106)

Net (loss) income	(209)	(1,013)	222	(3,797)
Less: net income attributable to noncontrolling interest	96	153	116	71
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(305)	$(1,166)	$106	$(3,868)

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned restaurant net revenues	76.7%	74.0%	76.8%	72.4%
Owned food, beverage and other net revenues	9.8%	12.0%	10.1%	14.6%
Total owned revenues	86.5%	86.1%	86.9%	87.0%
Management, license and incentive fee revenue	13.5%	13.9%	13.1%	13.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	26.4%	26.1%	26.4%	26.5%
Owned restaurant operating expenses (1)	63.9%	67.6%	62.2%	65.8%
Total owned operating expenses (1)	90.3%	93.6%	88.6%	92.3%
Owned food, beverage and other expenses (2)	105.5%	95.3%	95.6%	86.2%
Total owned operating expenses (3)	92.0%	93.9%	89.4%	91.2%
General and administrative (including stock-based compensation of 1.7%, 1.1%, 1.7% and 1.3%, respectively)	11.4%	12.7%	13.3%	14.6%
Settlements	0.0%	2.8%	0.0%	2.2%
Depreciation and amortization	4.5%	5.3%	4.3%	4.5%
Lease termination expense and asset write-offs	0.4%	2.3%	0.3%	1.5%
Pre-opening expenses	2.2%	0.5%	2.2%	2.2%
Transaction costs	0.0%	0.0%	0.0%	0.4%
Equity in income of investee companies	0.0%	(1.5)%	(0.2)%	(0.3)%
Other expense (income), net	0.2%	(0.1)%	(0.2)%	(0.2)%
Total costs and expenses	98.3%	102.9%	97.4%	104.3%

Income (loss) from operations	1.7%	(2.9)%	2.6%	(4.3)%

Interest expense, net of interest income	1.5%	1.8%	1.5%	1.4%

Income (loss) from continuing operations before provision for income taxes	0.2%	(4.7)%	1.1%	(5.7)%

Income tax provision	1.3%	1.0%	0.7%	0.6%

(Loss) income from continuing operations	(1.0)%	(5.7)%	0.4%	(6.3)%

(Loss) from discontinued operations, net of taxes	0.0%	0.0%	0.0%	(0.2)%

Net (loss) income	(1.0)%	(5.7)%	0.4%	(6.5)%
Less: net loss attributable to noncontrolling interest	0.5%	0.9%	0.2%	0.1%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(1.5)%	(6.5)%	0.2%	(6.7)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.
25

The following tables show our operating results by segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total

Revenues, net:
Owned net revenues	$15,312	$1,960	$-	$17,272	$13,189	$2,144	$-	$15,333
Management, license and incentive fee revenue	-	-	2,688	2,688	-	-	2,479	2,479
Total revenue	15,312	1,960	2,688	19,960	13,189	2,144	2,479	17,812

Cost and expenses:
Owned operating expenses:
Cost of sales	4,050	-	-	4,050	3,436	-	-	3,436
Other operating expenses	9,779	-	-	9,779	8,911	-	-	8,911
Owned food, beverage and other expenses	-	2,068	-	2,068	-	2,044	-	2,044
Total owned operating expenses	13,829	2,068	-	15,897	12,347	2,044	-	14,391

Segment income (loss)	$1,483	$(108)	$2,688	4,063	$842	$100	$2,479	3,421

General and administrative				2,266				2,267
Depreciation and amortization				896				950
Interest expense, net of interest income				294				325
Equity in (income) of investee companies				-				(264)
Other				565				977
Income (loss) from continuing operations before provision for income taxes				$42				$(834)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total

Revenues, net:
Owned net revenues	$45,908	$6,048	$-	$51,956	$42,100	$8,460	$-	$50,560
Management, license and incentive fee revenue	-	-	7,832	7,832	-	-	7,577	7,577
Total revenue	45,908	6,048	7,832	59,788	42,100	8,460	7,577	58,137

Cost and expenses:
Owned operating expenses:
Cost of sales	12,121	-	-	12,121	11,150	-	-	11,150
Other operating expenses	28,556	-	-	28,556	27,688	-	-	27,688
Owned food, beverage and other expenses	-	5,782	-	5,782	-	7,296	-	7,296
Total owned operating expenses	40,677	5,782	-	46,459	38,838	7,296	-	46,134

Segment income	$5,231	$266	$7,832	13,329	$3,262	$1,164	$7,577	12,003

General and administrative				7,937				8,479
Depreciation and amortization				2,575				2,621
Interest expense, net of interest income				902				804
Equity in (income) of investee companies				(111)				(156)
Other				1,359				3,581
Income (loss) from continuing operations before provision for income taxes				$667				$(3,326)

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(305)	$(1,166)	$106	$(3,868)
Net income attributable to noncontrolling interest	96	153	116	71
Net (loss) income	(209)	(1,013)	222	(3,797)
Interest expense, net of interest income	294	325	902	804
Income tax provision	251	179	445	365
Depreciation and amortization	896	950	2,575	2,621

EBITDA	1,232	441	4,144	(7)

Deferred rent (1)	(52)	14	(141)	(39)
Pre-opening expenses	449	94	1,330	1,286
Lease termination expense and asset write-offs (2)	78	402	168	883
Loss from discontinued operations, net of taxes	-	-	-	106
Transaction costs (3)	-	-	-	254
Stock-based compensation	337	200	1,005	744
Settlements	-	500	-	1,295
Equity share of settlement costs	-	-	-	270
Other	145	-	145	-

Adjusted EBITDA	2,189	1,651	6,651	4,792
Adjusted EBITDA attributable to noncontrolling interest	153	208	317	269
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$2,036	$1,443	$6,334	$4,523

(1)	Deferred rent is included in owned restaurant operating expenses and general and administrative expenses on the statement of operations and comprehensive (loss) income.
(2)	Lease termination expense and asset write-offs is related to the costs associated with closed or abandoned locations.
(3)	Transaction costs relate to the evaluation of strategic alternatives, liquidity improvements options and capital raising activities.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $2.1 million, or 16.1%, from $13.2 million for the three months ended September 30, 2017 to $15.3 million for the three months ended September 30, 2018. This increase was primarily due to the opening of our restaurant in San Diego (California) and increased sales at existing locations. Comparable owned STK unit sales increased 7.7% and average check increased 4.0% for the three months ended September 30, 2018. To drive revenue, we have recently begun opening our restaurants earlier to take advantage of happy hour/pre-dinner time frames. We are also now open during lunch hours in several venues. For the three months ended September 30, 2017, we temporarily suspended business at our Florida venues due to Hurricane Irma. We estimate that Hurricane Irma, which made landfall in September 2017, resulted in a favorable impact to our comparable sales by 2.2% for the three months ended September 30, 2018.

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $0.2 million, or -8.6%, from $2.1 million for the three months ended September 30, 2017 to $2.0 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease in dining and banquet sales at our STK restaurant in Beverly Hills, California.

Management, license and incentive fee revenues. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees we earn. Management, license and incentive fee revenues increased $0.2 million, or 8.4%, from $2.5 million for the three months ended September 30, 2017 to $2.7 million for the three months ended September 30, 2018. The increase was primarily due to increased revenues from our operations in Las Vegas, London (United Kingdom) and Milan (Italy) and from managed and licensed locations opened in the past twelve months, including locations in Dubai and Mexico City.

Costs and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.6 million, or 17.9%, from $3.4 million for the three months ended September 30, 2017 to $4.1 million for the three months ended September 30, 2018. This increase was primarily due to increased sales at our owned locations and the opening of our restaurant in San Diego, California in July 2018. As a percentage of owned restaurant net revenues, cost of sales increased from 26.1% for the three months ended September 30, 2017 to 26.4% for the three months ended September 30, 2018. The increase in the percentage of food and beverage costs as a percentage of food and beverage sales was due to product mix changes due to the introduction of happy hour menus as well as the increase in new store cost of sales due to promotions and other factors impacting a new location in its initial opening months. Food revenues as a percentage of total food and beverage revenues were approximately 66% and 59% for the three months ended September 30, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $0.9 million, or 9.7%, from $8.9 million for the three months ended September 30, 2017 to $9.8 million for the three months ended September 30, 2018. This increase was primarily related to the San Diego opening and the increase in variable expenses related to the increase in comparable sales. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 370 basis points from 63.9% for the three months ended September 30, 2017 to 60.6% for the three months ended September 30, 2018. This improvement was due to the leverage of comparable sales growth, price negotiations with existing vendors, and a continued focus on labor and spending efficiency.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.1 million, or 12.5%, from $2.0 million for the three months ended September 30, 2017 to $2.1 million for the three months ended September 30, 2018. As a percentage of owned food, beverage and other net revenues, the related expenses increased 1020 basis points from 95.3% for the three months ended September 30, 2017 to 105.5% for the three months ended September 30, 2018. This increase was primarily due to the deleveraging impact of reduced revenues on the operation’s fixed costs.

General and administrative. General and administrative costs were $2.3 million for each of the three months ended September 30, 2018 and September 30, 2017. Stock-based compensation expense, a non-cash charge, was $0.3 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. General and administrative expenses as a percentage of total revenues decreased to 11.4% for the three months ended September 30, 2018 from 12.7% for the three months ended September 30, 2017 as a demonstration of the continued leverage gained from sales increases and a focus on cost control.

Settlements. For the three months ended September 30, 2017, we recorded $0.5 million of settlement expense related to an arrangement with a management agreement partner to resolve a dispute.

Depreciation and amortization. Depreciation and amortization expense was $0.9 million for the three months ended September 30, 2018 and $1.0 million for the three months ended September 30, 2017. Despite increases in fixed assets, certain assets at our older locations have become fully depreciated. In July 2018, we began depreciating the assets at our new STK restaurant in San Diego as they have now been placed in service.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, were for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. As of September 30, 2018, we have accrued for approximately $1.5 million of future lease payments, net of expected sublease income.

Pre-opening expenses. Pre-opening expenses for the three months ended September 30, 2018 were $0.4 million compared to pre-opening expenses of $0.1 million for the three months ended September 30, 2017. Preopening expenses in the third quarter of 2018 were primarily due to the development of our restaurant at the Andaz Hotel in San Diego, California, which opened in July 2018.

Interest expense, net of interest income. Interest expense, net of interest income, was $0.3 million for each of the three month periods ending September 30, 2018 and September 30, 2017.

Provision for income taxes. Our effective tax rate was 597.6% for the three months ended September 30, 2018, compared to an effective tax rate of -21.5% for the three months ended September 30, 2017. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes.

Please refer to Note 11 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the impacts of the TCJA on our financial position and results of operations.

Net loss attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2018, respectively. Our noncontrolling interests relate to outside ownerships of a restaurant and outdoor rooftop operation in New York City.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $3.8 million, or 9.0%, from $42.1 million for the nine months ended September 30, 2017 to $45.9 million for the nine months ended September 30, 2018. This increase was primarily due to the opening of our restaurant in San Diego, California in July 2018 and increased sales at our existing locations. Comparable owned STK unit sales increased 7.5% and average check increased 3.0% for the nine months ended September 30, 2018. We estimate that Hurricane Irma, which made landfall in September 2017, resulted in a favorable impact to our comparable sales by 0.7% for the nine months ended September 30, 2018. Our Denver location opened in January 2017 and is now considered a comparable location. To drive revenue, we have recently begun opening our restaurants earlier to take advantage of happy hour/pre-dinner time frames. We are also now open during lunch hours in several locations.

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $2.4 million, or 28.5%, from $8.5 million for the nine months ended September 30, 2017 to $6.0 million for the nine months ended September 30, 2018. In 2017, we hosted a party for the Super Bowl. The party contributed $1.8 million of revenue in 2017. We did not have a similar event in 2018. The remaining decrease can be attributed to decreased restaurant and banquet revenue from our operation in Beverly Hills, California.

Management, license and incentive fee revenues. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees that we earn. Management, license and incentive fee revenues increased $0.3 million, or 3.4%, to $7.8 million for the three months ended September 30, 2018 compared to $7.6 million for the nine months ended September 30, 2017 due to increases in revenue and profitability at existing locations and new locations that have opened over the past twelve months.

Costs and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $1.0 million, or 8.7%, from $11.2 million for the nine months ended September 30, 2017 to $12.1 million for the nine months ended September 30, 2018. This increase was primarily due to increased sales at our owned locations and the opening of our restaurant in San Diego, California in July 2018. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.5% for the nine months ended September 30, 2017 to 26.4% for the nine months ended September 30, 2018. The decrease in the percentage of food and beverage costs as a percentage of food and beverage sales was due to selective price increases that we implemented in January 2018. Food revenues as a percentage of total food and beverage revenues were approximately 65% and 59% for the nine months ended September 30, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $0.9 million, or 3.1%, from $27.7 million for the nine months ended September 30, 2017 to $28.6 million for the nine months ended September 30, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 360 basis points from 65.8% for the nine months ended September 30, 2017 to 62.2% for the nine months ended September 30, 2018. This improvement was due to the leverage of comparable sales growth and a continued focus on labor and spending efficiency. Our cost saving initiatives are aimed to offset minimum wage increases.

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $1.5 million, or 20.8%, from $7.3 million for the nine months ended September 30, 2017 to $5.8 million for the nine months ended September 30, 2018. This decrease was primarily due to costs associated with the Super Bowl event that we held in 2017 that we did not hold in 2018.

General and administrative. General and administrative costs decreased $0.5 million, or 6.4% from $8.5 million for the nine months ended September 30, 2017 to $7.9 million for the nine months ended September 30, 2018. The decrease was due primarily to payroll savings of $0.9 million resulting from 2017 reductions in headcount, partially offset by increased professional fees associated with the completion of the 2017 annual financial statement audit of approximately $0.5 million. General and administrative costs as a percentage of total revenues decreased from 14.6% for the nine months ended September 30, 2017 to 13.3% for the nine months ended September 30, 2018. General and administrative expenses before audit-related fees were 12.4% of revenue for the nine months ended September 30, 2018.

Settlements. For the nine months ended September 30, 2017, we recorded $1.3 million of settlements. $0.8 million of these settlement expense related to two class action lawsuits that were brought against our equity investees and represent our portion of the overall settlement. The remaining $0.5 million related to an arrangement with a management agreement partner to resolve a dispute.

Depreciation and amortization. Depreciation and amortization expense was $2.6 million for each of the nine-month periods ended September 30, 2018 and September 30, 2017.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs of approximately $0.2 million and $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, were for charges we incurred for the development of future company-owned restaurants that we decided to not pursue further as we have decided to move forward with a capital light strategy. In 2017, the Company determined that it would not open venues in Austin and Dallas, Texas. As of September 30, 2018, we have accrued for approximately $1.5 million of future lease payments, net of expected sublease income.

Pre-opening expenses. Pre-opening expenses for the nine months ended September 30, 2018 were $1.3 million compared to pre-opening expenses of $1.3 million in the prior year period. Preopening expenses were primarily due to the development of our restaurants at the Andaz Hotel in San Diego, California, which opened in July 2018, and the opening of our restaurant in Denver, Colorado in January 2017.

Transaction costs. Transaction costs were $0.3 million for the nine months ended September 30, 2017. These costs included professional and other expenses related to the evaluation of strategic alternatives and capital raising activities. The evaluation was completed in 2017.

Other income. For the six months ended June 30, 2018, we recorded a gain of $0.2 million on the sale of our 10% interest in One 29 Park. One 29 Park operates a restaurant and manages the rooftop of a hotel located in New York, NY.

Interest expense, net of interest income. Interest expense, net of interest income, increased $0.1 million from $0.8 million for the nine months ended September 30, 2017 to $0.9 million for the nine months ended September 30, 2018. The increase is due primarily to the capitalization of interest in 2017 towards our development projects.

Provision for income taxes. Our effective income tax rate was 66.7% for the nine months ended September 30 compared to an effective tax rate of -11.0% for the nine months ended September 30, 2017. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily for the following reasons: 1) availability of U.S. carryforward NOLs, which results in no federal or state taxes; 2) a full valuation allowance on the U.S. net deferred tax asset; 3) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and 4) New York City taxes owed.

Please refer to Note 11 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the impacts of the TCJA on our financial position and results of operations.

Income (loss) from discontinued operations, net of taxes. Prior to 2015, we decided to cease operations in six of our locations. Expenses for these operations are presented as loss from discontinued operations and represent the winding down of these operations. Income from discontinued operations was $0.1 million for the nine months ended September 30, 2017.

Net income (loss) attributable to noncontrolling interest. Net income attributable to our noncontrolling interests was approximately $0.1 million for the nine months ended September 30, 2018 compared to net income attributable to our noncontrolling interests of $71,000 for the nine months ended September 30, 2017. Our noncontrolling interests primarily relate to outside ownerships of a restaurant and outdoor rooftop operation in New York City.

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

We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of September 30, 2018, we had cash and cash equivalents of approximately $1.0 million.

We expect that our capital expenditures during fiscal 2018 will be less than prior years because we plan to open only one to two new owned STK restaurants. We currently anticipate our total capital expenditures for 2018, inclusive of all maintenance expenditures, will be approximately $3.5 million. We plan a similar level of expenditure in 2019.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$3,407	$6,582
Investing activities	(2,598)	(4,114)
Financing activities	(1,211)	(2,427)
Effect of exchange rate changes on cash	(178)	160
Net (decrease) increase in cash and cash equivalents	$(580)	$201

Operating Activities

Net cash provided by operating activities was $3.4 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. We attribute a majority of this change to the payment of accounts payable and the reduction of accrued expenses for the nine months ended September 30, 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $2.6 million. We purchased $3.2 million of fixed assets, primarily in connection with the construction of our new STK at the Andaz Hotel in San Diego, California. These purchases were partially offset by $0.6 million that we received for the sale of our interest in a restaurant and rooftop bar located in a New York City hotel.

Net cash used in investing activities for the nine months ended September 30, 2017 was $4.1 million, consisting primarily of property and equipment purchases related to the construction of new restaurants and general capital expenditures at existing restaurants.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $1.2 million. We made $2.4 million of scheduled debt payments on our outstanding debt. These debt payments were partially offset by $1.2 million in proceeds received from shareholders who exercised their outstanding warrants to purchase our common stock.

Net cash used in financing activities for the nine months ended September 30, 2017 was $2.4 million. We received $1.0 million in proceeds from a short-term loan agreement. These proceeds were partially offset by third party debt payments of $3.0 million and we made $0.4 million in distributions to our partners at our downtown New York location.

Covenants

We are subject to a number of customary covenants under our term loan agreements, including limitations on additional borrowings and requirements to maintain certain financial ratios. As of September 30, 2018, we were in compliance with all debt covenants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our 2017 Form 10-K, our management concluded that our internal control over financial reporting was not effective at December 31, 2017. Our internal control over financial reporting was also not effective as of September 30, 2018.

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

Changes in Internal Controls

No changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims and legal actions in the ordinary course of business, including claims by or against our licensees, employees, former employees and others. We do not believe that any currently pending or threatened matter would have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).

3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited); (iii) Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2018; (iv) Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited) and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2018

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ Linda Siluk
Linda Siluk
Interim Chief Financial Officer

