Form 10-K
period 2018-12-31
ONE Group Hospitality, Inc.
filed 2019-03-28
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $30,813,909.

Number of shares of Common Stock outstanding as of March 26, 2019:  28,626,880

DOCUMENTS INCORPORATED BY REFERENCE

None

Cautionary Note Regarding Forward-Looking Statements:

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include, but are not limited to, the risk factors discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business as a result of Federal and State legislation, future litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “year ended” refers to the entire calendar year, unless the context otherwise indicates.

Item 1. Business

The ONE Group Hospitality, Inc., a Delaware corporation, develops, owns and operates, manages or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We define turn-key food and beverage (“F&B”) services as services that can be scaled and implemented by us at a particular hospitality venue and customized for our clients. We became The ONE Group Hospitality, Inc. through a reverse merger completed in October 2013. Our stock trades on the NASDAQ under the symbol “STKS”.

The Company was established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining.” Our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York City and as of December 31, 2018, we owned, operated, managed or licensed 27 venues including 17 STKs in major metropolitan cities in North America, Europe and the Middle East. In addition, we provided food and beverage services in four hotels and casinos. We generate management and incentive fee revenue (profit sharing) from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

The table below reflects our venues by restaurant brand and geographic location as of December 31, 2018:

	Venues
	STK(1)	Bagatelle	Radio	Hideout	Marconi	Heliot	F&B Services	Total
Domestic
Owned	9	—	—	1	—	—	1	11
Managed	1	1	—	—	—	—	—	2
Licensed	—	—	—	—	—	—	—	—
Total domestic	10	1	—	1	—	—	1	13
International
Owned	—	—	—	—	—	—	—	—
Managed	3	—	2	—	1	1	3	10
Licensed	4	—	—	—	—	—	—	4
Total international	7	—	2	—	1	1	3	14
Total venues	17	1	2	1	1	1	4	27
(1)	Locations with an STK and STK Rooftop are considered one venue location. Previously, our three STK Rooftops were reported as independent venue locations. This includes the rooftop in San Diego, CA, which is a licensed location.

We expect to continue to expand our operations domestically and internationally primarily through a mix of licensed and managed restaurants using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants. We currently anticipate that our expansion plans will require capital expenditures, net of improvement allowances, of $1.0 million to $1.5 million over the next 12 months.

STK

STK is a global steakhouse restaurant concept with locations in major metropolitan cities. STK artfully blends the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality and service of a traditional upscale steakhouse. Each STK location features a large, open restaurant and bar area with a DJ playing music throughout the restaurant, offering our customers a high-energy, fun “destination” environment that encourages social interaction. We believe this Vibe Dining concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic. We operate nine owned, four managed and four licensed STK restaurants in major metropolitan cities, including Atlanta, Chicago, Denver, Dubai, Ibiza, Las Vegas, London, Los Angeles, Mexico City, Miami, Milan, New York, Orlando and Toronto. Additionally, in the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar.

We expect to continue to grow in 2019 with the planned openings of licensed STK locations in Puerto Rico and Guadalajara, Mexico and a managed STK location in Scottsdale, Arizona.

Our STK restaurants average approximately 10,000 square feet and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2018, the average restaurant volume, domestic check average and beverage mix for owned and managed STK restaurants that have been open 18 months at December 31, 2018 were $11.0 million, $106.96 and 36%, respectively.

We are focused on expanding our global footprint. We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concepts and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future.

We expect to open as many as three to five STKs annually primarily through licensing and management agreements, provided that we have sufficient interest from prospective licensees and management deal partners, acceptable locations and quality restaurant managers available to support that pace of growth. From time to time, based on the financial quality of the opportunity (relatively low investment cost and high financial return, we may open one or more company-owned restaurants.

Bagatelle

Bagatelle NY is a fine French bistro in New York, New York offering modern Mediterranean cuisine in an opulent atmosphere and is known for its lively brunch scene. In addition to a management agreement with Bagatelle NY, we have a 51.13% ownership interest in the restaurant which is reflected as an equity method investment.

Radio

Radio Rooftop is a premier rooftop restaurant and lounge bar concept with two signature locations on top of the ME London and ME Milan hotels. Each location boasts striking city views and offers a glamourous atmosphere with extensive food and cocktail menus.

Hideout

The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California. Our poolside concept complements our owned STK and F&B hospitality services also offered with the W Hotel in Westwood.

Marconi

The Marconi Lounge is a stylish and sophisticated lounge bar offering an extensive cocktail menu in an upbeat atmosphere. The Marconi Lounge is an additional venue concept we manage within the ME London hotel.

Heliot

Heliot Steak House is an award-winning steakhouse and bar located within the Hipprodrome Casino in London. Heliot offers impressive views of the main casino gambling floor while providing a luxurious, fine dining experience.

F&B Hospitality Services Business

We believe that through our developmental and operational know-how, we are able to provide attractive, comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banqueting, catering, private dining rooms, room service and mini bars on a contract basis. Currently we are operating under four F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

Our F&B hospitality contracts generate revenues for us through management fees, which are typically calculated as a percentage of the operation’s revenues, and we earn additional milestone and incentive fees based on the operation’s profitability. We typically target F&B hospitality service opportunities where we believe we can generate at least $500,000 of annual pre-tax income. We expect our food and beverage hospitality services business to be an important driver of our growth and profitability, enabling us to generate management fee income with minimal capital expenditures.

We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into one to two new F&B hospitality agreements annually. In 2019, we plan to add two hotel managed F&B locations in London, England, both pursuant to one management agreement, and one managed F&B location in Florence, Italy.

Sourcing and Supply Chain

We seek to ensure that consistently high-quality food and beverages are served at all of our properties through the coordination and cooperation of our purchasing and culinary departments. Our culinary and purchasing teams establish product specifications on a global basis, which are then disseminated to all locations through recipe books for all dishes served at our properties.

We maintain consistent pricing standards and procedures for all top volume purchases at our restaurants. Suppliers are selected and pricing is negotiated on a national level in each country where one or more of our restaurants operate. We test new suppliers on a regional basis for an extended period before using them on a national basis. We periodically review supplier consistency and satisfaction with our location chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high-quality specifications. We also utilize purchasing software at some of our locations to facilitate a bidding process on local purchases. In markets where we do not use this software, we require local chefs to seek bids from multiple suppliers to ensure competitive pricing. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program imposes guidelines for ordering beverage products at our properties. We provide beverage managers at each location with national guidelines for standardized products. We utilize a third-party company to conduct beverage inventory and cost reviews. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2018, the sale of beverages accounted for approximately 36% of restaurant revenues.

On a company-wide basis, no supplier of food accounts for more than 30% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of our alcohol purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of a supplier would not have a material adverse effect on our costs of supplies.

Advertising and Marketing

Our marketing efforts are designed to strengthen our brand recognition in markets where we currently operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong internal public relations team to increase the frequency with which our existing customers visit our facilities and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. The primary focus of our marketing is to increase awareness of our brand and our overall reputation for quality, service and delivering a high-energy experience. For example, our “Not Your Daddy’s Steakhouse” branding campaign for STK is integrated into marketing communications including digital, radio, print and outdoor advertisement. Additional marketing functions include the use of our website, www.STKsteakhouse.com, to facilitate online reservations and gift card sales to drive revenue.

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Del Frisco’s, Flemings, Mastro’s and The Capital Grille, and local upscale steakhouses. There is also competition from other Vibe Dining restaurants such as Nobu, Lavo and Tao and other high-end hospitality services companies such as the Gerber Group, Lettuce Entertain You and Esquared Hospitality. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our second and fourth quarters have higher sales volume than other quarters of the year.

Intellectual Property

Our rights in our registered and unregistered intellectual property, including trademarks and service marks, are significant to our business. We own the U.S. federal registration rights to the “STK,” “Cucina Asellina” and “Asellina” marks, and several related word marks and design marks related to our brands. We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We license the rights to use certain trademarks we own or license to our licensees in connection with their operations. We also own several other trademarks and service marks. It is our policy to defend our marks against encroachment by others.

Employees

As of December 31, 2018, we employed 32 corporate employees within our corporate offices and an aggregate of 99 full-time salaried employees at all of our locations. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average head count for employees in our domestic restaurants is 86. Combining full-time and part-time employees, we employ and manage approximately 2,000 persons worldwide. We have never experienced a work stoppage, and none of our employees are represented by labor organization.

Government Regulation

Our operations are subject to extensive federal, state and local governmental regulation, including health, safety, labor, sanitation, building and fire agencies in the state, county, municipality or jurisdiction in which the restaurant is located. In certain states, our restaurants are subject to “dram shop” statutes, which generally provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state labor laws govern our relationship with our employees and affect operating costs. The development and construction of additional restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of restaurants for an indeterminate period of time, fines or third-party litigation.

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

Item 1A. Risk Factors

RISK FACTORS

Ownership of our common stock involves certain risks. Holders of our common stock and prospective investors should carefully consider the following risks and other information contained in this document, including our historical financial statements and related notes included herein. The following risk factors could materially adversely affect our business, consolidated financial condition and results of operations. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. The risks and uncertainties below are all those that we have identified as material but may not be the only risks and uncertainties facing us. Our business is subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions.

Our business is dependent on discretionary spending patterns, business travel and general economic conditions.

We depend on consumer discretionary spending, business travel and the overall economic environment. Disruptions in the economy, including recessions, high unemployment, foreclosures, bankruptcies and other economic impacts, could affect consumers’ ability and willingness to spend discretionary dollars. Reductions in business travel and dining, which we believe accounts for a majority of our weekday revenues at our hotel-based restaurants and food and beverage services operations, would adversely affect our revenues. Reductions in discretionary income and spending also would impact our casino-based restaurants and food and beverage services operations. If uncertain economic conditions were to persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new location openings, close locations and delay any re-modeling of existing locations. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

We have a limited number of venues and we operate multiple venues in some cities and are therefore sensitive to economic and other trends and developments in these cities.

We have a relatively small number of restaurants and F&B service locations, and we operate multiple venues in some cities. We typically operate one to three venues in the cities where we operate. Accordingly, particularly in cities where we have multiple venues, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, and changes in customer preferences or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations compared to some of our competitors that may have less restaurant concentration or that do not operate in our markets. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests and licensees. Our key strategies are to:

•	Drive same store sales;
•	Improve operational efficiency at our restaurants;
•	Reduce corporate general and administrative expenses; and
•	Grow our portfolio through licensing and management deals.

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

Our success in growing our business through the opening of new restaurants and F&B hospitality locations is dependent upon a number of factors, including our ability to: cost-effectively operate in markets that we are not familiar with, find suitable license and food and beverage partners, find suitable locations, reach acceptable lease terms, have adequate capital, find acceptable contractors, obtain licenses and permits, manage construction and development costs, recruit and train appropriate staff and properly manage the new venue. Unanticipated costs or delays in the development or construction of future restaurants could impede our ability to open new restaurants timely and cost-effectively, which could have a negative impact on our business, financial condition and results of operations. Specifically, some of the factors that adversely affect the cost and time associated with the development and construction of our restaurants include: labor disputes, shortages of materials or skilled labor, adverse weather conditions, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design, and other unanticipated increases in cost.

Additionally, our venues are expensive to build, and we and our licensees incur significant capital and pre-opening expense. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends. New locations may not be profitable, and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for certain buildout costs and pre-opening expenses incurred in connection with opening such operations.

Competition in the restaurant industry is intense.

The restaurant and hospitality industry is intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. The industry is also characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, trends and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, and other factors affecting the restaurant and hospitality industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef in general, which are significant components of our concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

A substantial number of national and regional restaurant chains, as well as independently owned restaurants, compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Del Frisco’s, Mastro’s, Fleming’s Prime Steakhouse and Wine Bar and The Capital Grille, as well as local upscale steakhouses. There is also competition from non-steak but upscale and high-energy restaurants, and other high-end hospitality services companies and high-energy nightlife concepts. To the extent that our restaurants and F&B hospitality services operations are in hotels, casinos, resorts and similar client locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

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

We may also need to evolve our concepts to compete with popular new restaurant or F&B hospitality services operation formats, concepts or trends that emerge from time to time, and we cannot provide any assurance that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability.

We face a variety of risks associated with doing business with licensees.

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2018, we operate four licensed STK restaurants, and we are currently working with other licensees to open additional restaurants in Puerto Rico, Qatar and Guadalajara, Mexico. Our licensees are required to operate our restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws. In addition, if our licensees fail to make investments necessary to maintain or improve the restaurants, guest preference for our brand could suffer. Our licensees are subject to business risks similar to those we face such as competition; customer acceptance; fluctuations in the cost, quality and availability of raw ingredients; increased labor costs; difficulty obtaining acceptable site leases; and difficulty obtaining proper financing. Failure of licensed restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation and our business.

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

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh, quality products, including beef, seafood, produce and related items, from reliable sources in accordance with our specifications. We currently purchase our food products from various suppliers. We have elected to purchase our beef from a limited number of suppliers. If there were any shortages, interruptions or significant price fluctuations in beef or seafood or if our suppliers were unable to perform adequately or fail to distribute products or supplies to our restaurants, or terminate or refuse to renew any contract with us, this could cause a short-term increase of our costs or cause us to remove certain items from our menu, increase the price of certain offerings or temporarily close a location, which could adversely affect our business and results of operations.

In addition, we purchase beer, wine and spirits from distributors who own the exclusive rights to sell such alcoholic beverage products in the geographic areas in which our locations reside. Our continued ability to purchase certain brands of alcoholic beverages depends upon maintaining our relationships with those distributors, of which there can be no assurance. If any of our alcohol beverage distributors cease to supply us, we may be forced to offer brands of alcoholic beverage which have less consumer appeal or that do not match our brand image, which could adversely affect our business and results of operations.

Increases in commodity prices would adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef typically represents approximately 35% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results, because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

Failure to protect food supplies and adhere to food safety standards could result in food borne illnesses and adversely affect our business.

Failure to protect our food supply or enforce food safety policies, such as proper food temperature and adherence to shelf life dates, could result in food-borne illnesses to our guests. Also, our reputation of providing high-quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce the demand for certain or all of our menu offerings. If any of our guest become ill from consuming our products, the affected restaurants may be forced to close and we may be subject to legal liability. An instance of food contamination from one of our restaurants or suppliers could have far-reaching effects, as the contamination, or the perception of contamination could affect any or all of our restaurants. Publicity related to either product contamination, recalls, or food-borne illness, including Bovine-Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, and hepatitis A, listeria, salmonella and e-coli may also injure our brand and may affect the selection of our restaurants by our guests or licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our licensees.

We face the risk of adverse publicity in connection with our operations, including as a result of increased social media usage.

The quality of our food and our facilities are two of our competitive strengths. Therefore, adverse publicity, whether accurate or not, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our venues or those operated by others could negatively impact us. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or health concerns or otherwise, would make our locations less appealing and could reduce customer traffic and/or impose practical limits on pricing.

The use of social media platforms allows individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish content from their subscribers and participants, often without filters or checks on the accuracy of the content posted. Information concerning our company may be posted on such platforms at any time. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, this information can be immediately and broadly disseminated. This information may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business.

We face the risk of litigation in connection with our operations.

We are, from time to time, the subject of complaints or litigation from our consumers alleging, among other things, illness, injury or other food quality, health or operational concerns. The inappropriate use of social media by our employees or customers could lead to litigation and result in negative publicity that could damage our reputation. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. A significant increase in the number of these claims or in the number of such claims that are successful could materially adversely affect our brand, financial condition or operating results. Like most employee practices liability insurance policies, our policy does not provide protection against hour and wage claims, and therefore litigation in the area could adversely impact our financial condition. We settled a class action wage and hour claim in California in 2017 and in New York in 2018.

We occupy most of our restaurants and some of our food and beverage hospitality services locations under long-term non-cancelable leases under which we may remain obligated to perform even if we close those operations, and we may be unable to renew leases at the end of their terms.

Most of our restaurants and some of our food and beverage hospitality operations are located in premises that we lease. Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from 1 to 5 years. We believe that future leases that we enter into will be on substantially similar terms. Fixed payments and/or minimum percentage rent payments under our operating leases and management agreements account for a significant portion of our operating expenses. This may increase our vulnerability to general adverse economic and industry conditions, limit our ability to obtain additional financing, and limit our flexibility in planning for or reacting to changes in our business.

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

In addition, if adverse weather conditions or natural disasters such as fires and hurricanes affect our restaurants, we could experience closures, repair and restoration costs, food spoilage, and other significant reopening costs, any of which would adversely affect our business. For example, we believe that the poor weather conditions in the New York City area at the end of 2014 and the beginning of 2015, and Hurricane Irma in Florida in 2017, had a negative impact on our sales and results of operations. We could also experience shortages or delayed shipments at our restaurants if adverse weather or natural disasters affect our distribution network, which could adversely affect our restaurants and our business as a whole. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, we may experience a reduction in customer traffic, which could adversely affect our restaurants and our business as a whole. Weather conditions are impossible to predict as is the negative impact on our business that such conditions might cause. Catastrophic weather conditions are likely to affect the supply of and costs for food products. If we do not anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, our operating margins would likely deteriorate.

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

We estimate that approximately 75% our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants. With this liability shift, any restaurant or merchant that is not using an approved chip-and-pin point-of-sale device would be liable for counterfeit or fraudulent charges.

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

Each of our venues is subject to licensing and regulation by the health, sanitation, safety, labor, building environmental (including disposal, pollution, and the presence of hazardous substances) and fire agencies of the respective states, counties, cities, and municipalities in which it is located, as well as under federal law. These regulations govern the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. Alcoholic beverage control regulations govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically, our locations’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and our results of operations.

Government regulation can also affect customer traffic at our locations. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the Affordable Care Act establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The Food and Drug Administration is also permitted to require additional nutrient disclosures, such as trans-fat content. We are not currently subject to requirements to post nutritional information on our menus or in our locations though there can be no assurance that we will not become subject to these requirements in the future. Our compliance with the Affordable Care Act or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

Our foreign operations are subject to all of the same risks as our domestic restaurants and food and beverage hospitality services operations, and additional risks that include, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source fresh ingredients and other commodities in a cost-effective manner and the availability of experienced management.

We are subject to governmental regulation in the domestic and international jurisdictions where we operate, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA PATRIOT Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Changes to wage, immigration and labor laws could increase our costs substantially.

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2018, approximately 32% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Our success depends substantially on the contributions and abilities of key executives and other employees, and on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high-quality restaurant employees to maintain our current business and support our projected growth could adversely affect our business and financial results.

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

As disclosed in Item 9A and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management identified material weaknesses in our internal control over financial reporting related to a lack of an effective financial statement close and reporting process to assess whether our consolidated financial statements are in compliance with accounting principles generally accepted in the United States of America (“GAAP”), improper segregation of duties and other design gaps in our information technology environment, including the ability of accounting and finance employees who have custody over cash accounts to process and record transactions within our accounting system and an inadequate level of review of journal entries, including improper segregation of duties within our journal entry process. These material weaknesses were primarily due to an insufficient complement of finance and accounting resources within the organization. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective for the year ended December 31, 2016 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework issued in 2013. During 2017, we initiated a formal remediation plan designed to address these material weaknesses, which we have implemented. As of December 31, 2018, management believes that these material weaknesses have been remediated.

During 2018, management believes that its efforts have remediated the material weaknesses identified as of December 31, 2017, but cannot, however, be certain that any measures we undertake will successfully remediate the material weaknesses or that additional material weaknesses will not be discovered in the future. If our remedial measures are insufficient to address these material weaknesses, or if other material weaknesses are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in a loss of investor confidence or delisting and adversely affect the market price of our common stock.

We may need to secure additional financing to support our operations and fund growth.

We expect to rely on our cash flow from operations, tenant improvement allowances and other third-party financing to support our operations and growth. If our cash flow is insufficient to fund further expansion, we may need to secure additional funding, including sales of additional shares of our capital stock and the incurrence of third-party debt or equity to fund our growth. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, investor appetite, lender and investor sentiment and our ability to incur additional debt in compliance with other contractual restrictions such as financial covenants under our existing credit facility or other debt documents. These factors may make the timing, amount, terms and conditions of additional financings unattractive.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and an estimate of the impact was recognized in our tax expense for 2017. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin 118 (“SAB 118”) allowed companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. The Company included adjustments to the provisional estimates in 2018. The Company will continue to assess the impact of the recently enacted tax law on its consolidated financial statements, the impact of which could adversely affect our business and financial condition.

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

As of December 31, 2018, our locations that we lease under operating lease agreements are as follows:

Venue	Location	Ownership	Square Feet (1)	Lease Expiration (2)
STK Atlanta	Atlanta, GA	100.00%	12,000	12/31/2026
STK Chicago	Chicago, Illinois	100.00%	9,300	9/30/2025
STK Denver	Denver, Colorado	100.00%	7,000	6/30/2026
STK Downtown (3)	New York City, NY	61.22%	24,000	4/30/2025
STK Miami Beach	Miami Beach, FL	100.00%	11,400	10/31/2027
STK Midtown	New York City, NY	100.00%	13,400	8/23/2031
STK Nashville (4)	Nashville, TN	100.00%	9,500	9/30/2029
STK Orlando (3)	Orlando, Florida	100.00%	16,300	11/30/2030
STK San Diego	San Diego, California	100.00%	8,400	4/30/2026
STK Westwood (5)	Los Angeles, California	100.00%	11,200	4/30/2025
(1)	Approximate
(2)	Lease expiration date is based on term of lease as specified in applicable operating lease agreement without taking into account renewal options.
(3)	Includes rooftop lounge.
(4)	Lease currently in effect. Anticipated to open during first quarter of 2019, and the lease expiration is based on the expected restaurant opening.
(5)	In addition to our restaurant, we manage the pool bar and overall hospitality services for the attached hotel.

As of December 31, 2018, locations that we operate under management and licensing agreements, but in which we have no direct ownership interest, are:

Venue	Hotel/Casino	Location	Square Feet (1)	Agreement Expiration (2)
Managed:
STK Las Vegas	The Cosmopolitan	Las Vegas, NV	10,000	1/28/2020
STK London	ME London	London, England	8,000	12/31/2022
STK Milan	ME Milan	Milan, Italy	7,200	5/11/2025
STK Rooftop San Diego (4)	Andaz Hotel	San Diego, CA	8,000	4/30/2026
STK Toronto	—	Toronto, Canada	9,800	7/30/2030
Heliot	Hippodrome Casino	London, England	4,900	7/12/2022
Marconi	ME London	London, England	1,900	12/31/2022
Radio Rooftop Bar (Lounge)	ME London	London, England	5,500	12/31/2022
Radio Rooftop Bar (Lounge)	ME Milan	Milan, Italy	5,200	5/11/2025
Licensed:
STK Dubai Marina	Jumeirah Beach Residence	Dubai, UAE	10,000	12/4/2027
STK Dubai Downtown	Address Downtown Hotel	Dubai, UAE	11,200	12/4/2027
STK Ibiza (3)	Ibiza Corso Hotel & Spa	Illes Balears, Spain	13,330	12/31/2021
STK Mexico City	—	Mexico City, Mexico	5,000	8/31/2028
(1)	Approximate
(2)	Management/License agreement expiration date is based on original term as specified in applicable agreement without taking into account renewal options.
(3)	In 2018, we terminated the original license agreement which expired in July 2026. In the first quarter of 2019, we entered into a new agreement that expires in December 2021.
(4)	The STK Rooftop San Diego, a licensed location, and STK San Diego, an owned location, are presented as one venue within our total venue count.

In addition to these locations, we lease approximately 13,800 square feet in New York City, New York for our corporate headquarters. This lease expires in August 2019. Additionally, as of December 31, 2018, we lease approximately 1,300 square feet of office space in London, England and approximately 2,900 square feet of office space in Denver, Colorado. These leases expire in August 2023 and June 2024, respectively.

Item 3. Legal Proceedings

We are subject to claims common to our industry and in the ordinary course of our business. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accrual for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, the resolution of lawsuits is difficult to predict. A significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

For information regarding legal settlements that we made in 2017 and 2018, refer to Note 16. “Litigation” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". The following table sets forth the high and low sale prices for our common stock for each calendar quarter indicated:

	Common Stock
	2018		2017
	High	Low	High	Low
First Quarter	$3.10	$2.17	$2.29	$1.47
Second Quarter	2.78	2.18	2.41	1.83
Third Quarter	3.59	2.24	2.19	1.33
Fourth Quarter	$3.68	$1.87	$2.64	$1.31

Source: NASDAQ Capital Market

Holders

As of March 26, 2019, we estimate that there were 97 holders of record of our common stock.

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

Overview

We are a hospitality company that develops, owns and operates, or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We opened our first restaurant in January 2004 in New York City and as of December 31, 2018, we owned, operated, or managed or licensed 27 venues including 17 STKs in major metropolitan cities in North America, Europe and the Middle East.

Our primary restaurant brand and growth vehicle is STK, a steakhouse concept that features a high-energy, fun environment that encourages social interaction. In 2018, the average restaurant volume, domestic check average and beverage mix for owned and managed STK restaurants that have been open 18 months at December 31, 2018 were $11.0 million, $106.96 and 36%, respectively.

In addition to operating stand-alone restaurants, we operate turn-key F&B services at high-end hotels and casinos, which, in some cases, include upscale restaurants such as STK. Currently we are operating under four F&B hospitality management agreements with hotels and casinos in the United States and Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

Our diversified portfolio of differentiated, high-energy F&B hospitality solutions provides landlords and owners the option of having one or several of our concepts and/or services in their venues. These locations are typically operated under our management agreements under which we earn a management fee based on revenue and an incentive fee based on the profitability of the underlying operations. We typically target F&B hospitality service opportunities where we believe we can generate at least $500,000 of annual pre-tax income.

Our income from continuing operations before income taxes was $4.6 million for the year ended December 31, 2018 compared to a loss from continuing operations before income taxes of $3.8 million for the year ended December 31, 2017. Net income for the year ended December 31, 2018 was $3.9 million compared to a net loss of $4.0 million for the year ended December 31, 2017. Our net loss for the year ended December 31, 2017 included income from discontinued operations of $0.4 million, which reflects the winding down of operations that we exited in 2017.

The increase in income from continuing operations before income taxes as well as the increase in net income in 2018 compared to 2017 is primarily due to overall sales growth and profitability improvements from existing restaurants, new owned restaurants and managed and licensed locations combined with a continued focus on labor and spending efficiency.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of licensed and managed restaurants using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants. Under our capital light strategy, we expect to open as many as three to five STK restaurants annually primarily through management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar. We expect to continue to grow in 2019 with the planned openings of licensed STK locations in Puerto Rico and Guadalajara, Mexico and a managed STK location in Scottsdale, Arizona.

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

We did not enter into any new F&B hospitality agreements for the year ended December 31, 2018. In 2019, we plan to add two hotel managed F&B locations in London, England, both pursuant to one management agreement, and one managed F&B location in Florence, Italy. Going forward, we expect to enter into one to two new F&B hospitality agreements annually. However, we cannot control the timing and number of acceptable opportunities that will be offered to us for our consideration or whether we will be able to enter into food and beverage agreements with respect to such opportunities.

Increase Our Operating Efficiency and Increase Same Store Sales. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items.

We expect domestic STK same store sales (“SSS”) to grow in 2019 between 3 % and 4%. For the year ended December 31, 2018, our SSS increased 9.4% compared to the same prior year period. We consider a domestic owned or managed restaurant to be comparable in the first full quarter following its 18th month of operation to remove the impact of new restaurant openings in comparing the operations of existing restaurants. Our comparable restaurant base for SSS consisted of eight domestic restaurants for the year ended December 31, 2018.

We believe that our operating margins will improve through growth in SSS and a reduction of store-level operating expenses. Our store-level margins for owned STK locations increased 400 basis points for the year ended December 31, 2018. Furthermore, as our footprint continues to increase, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We will continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We opened three restaurants in 2018: a company-owned restaurant located in the Andaz Hotel in San Diego, California; a licensed STK in Dubai, United Arab Emirates; and a licensed STK in Mexico City, Mexico.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the year ended December 31, 2018 was $106.96 compared to $104.50 for the year ended December 31, 2017.

Average Comparable Restaurant Volume. Average comparable restaurant volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable restaurant volume for the year ended December 31, 2018 and December 31, 2017 was $11.0 million and $10.1 million, respectively.

Same Store Sales. SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period. This measure includes total revenue from our owned and managed STK locations, and it excludes revenues from our owned F&B services locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure. Domestic SSS increased 9.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: “Owned restaurants,” “Owned food, beverage and other,” and “Managed and Licensed operations.” Our Owned restaurants segment consists of leased restaurant locations and competes in the full-service dining industry. Our Owned food, beverage and other segment consists of hybrid operations, such as where we have a leased restaurant location and also have a food and beverage agreement at the same location, typically a hotel, and our offsite banquet offerings. The primary component of this segment is our operations at the W Hotel in Beverly Hills, California. Our Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

See Note 20 to our consolidated financial statements set forth in Item 8 of the Annual Report on Form 10-K for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the year ended December 31, 2018, beverage sales comprised 36% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 64%. This indicator assists management in understanding the trends in gross margins of the restaurants.

Owned food, beverage and other net revenue. Owned food, beverage and other net revenues include the sales generated by the STK restaurant at the W Hotel in Los Angeles, California and any ancillary food and beverage hospitality services at the same location. Revenues from offsite banquet services also are reflected in this segment.

Management, license and incentive revenue. Management, license and incentive fee revenues includes: (1) management fees received pursuant to management and license agreements that are calculated based on a fixed percentage of revenues at the managed or licensed location; (2) incentive fees based on the operating profitability of a particular venue, as defined in each agreement; and (3) recognition of license fee related revenues, which are recognized over the term of the license.

We evaluate the performance of our managed and licensed properties based on sales growth, a key driver for management and license fees, and on improvements in operating profitability margins, which, combined with sales, drives incentive fee growth.

Our primary restaurant brand is STK and we specifically look at comparable sales from both owned and managed STKs to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 35% and 33% of our food and beverage costs for the years ended December 31, 2018 and 2017, respectively. See “Item 1A. Risk Factors — Increases in commodity prices would adversely affect our results of operations.”

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

Repairs and maintenance. Repairs and maintenance consists of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 18 months of a restaurant’s operations.

General and administrative. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain centrally managed general and administrative expenses are allocated specifically to restaurant locations and are reflected in owned restaurant operating expenses and include shared services such as reservations, events and marketing. We expect general and administrative expenses to be leveraged as we grow, become more efficient, and continue to focus on best practices and cost savings measures.

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

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK restaurant at either a leased or F&B location. Pre-opening expenses are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. We expect these costs to decrease as we focus our growth towards our capital light model. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Equity in (income) loss of subsidiaries. This represents the income or loss that we record under the cost or equity method of accounting for entities that are not consolidated.

Included in this amount is our approximate 51% ownership of Bagatelle New York, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through two of our subsidiaries.

Until the fourth quarter of 2017, we accounted for a 10% effective ownership in One 29 Park, LLC (“One 29 Park”) under the equity method of accounting based on our assessment that we had significant influence over One 29 Park’s operations. One 29 Park operated a restaurant and managed the rooftop bar and food and beverage services of a hotel located in New York, NY. In the fourth quarter of 2017, the majority ownership of One 29 Park changed. As a result of the change, we believed that we no longer had significant influence over the operations of One 29 Park and accounted for our investment in One 29 Park under the cost method of accounting. In March 2018, we sold our 10% interest in One 29 Park for $0.6 million and recorded a gain of $0.2 million.

Other Items

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, deferred rent, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation and results from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period, but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance, because they eliminate non-cash expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key measure used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income (loss), to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to table on page 28 for our reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the years ended December 31,
	2018	2017
Revenues:
Owned restaurant net revenues	$65,896	$58,654
Owned food, beverage and other net revenues	8,137	10,227
Total owned revenue	74,033	68,881
Management, license and incentive fee revenue	11,568	10,779
Total revenues	85,601	79,660
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	17,220	15,544
Owned restaurant operating expenses	39,599	37,076
Total owned restaurant expenses	56,819	52,620
Owned food, beverage and other expenses	7,865	9,400
Total owned operating expenses	64,684	62,020
General and administrative (including stock-based compensation of $1,313 and $1,052, respectively)	11,119	11,893
Settlements	—	1,245
Depreciation and amortization	2,824	3,051
Lease termination expense and asset write-offs	213	2,225
Pre-opening expenses	1,365	1,595
Transaction costs	—	421
Equity in income of investee companies	(182)	(168)
Other (income) expense, net	(235)	36
Total costs and expenses	79,788	82,318
Operating income (loss)	5,813	(2,658)
Other expenses, net:
Interest expense, net of interest income	1,193	1,167
Total other expenses, net	1,193	1,167
Income (loss) from continuing operations before provision for income taxes	4,620	(3,825)
Provision for income taxes	713	600
Income (loss) from continuing operations	3,907	(4,425)
Income from discontinued operations	—	397
Net income (loss)	3,907	(4,028)
Less: net income attributable to noncontrolling interest	633	188
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$3,274	$(4,216)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	For the years ended December 31,
	2018	2017
Revenues:
Owned restaurant net revenues	77.0%	73.7%
Owned food, beverage and other net revenues	9.5%	12.8%
Total owned revenue	86.5%	86.5%
Management, license and incentive fee revenue	13.5%	13.5%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	26.1%	26.5%
Owned restaurant operating expenses (1)	60.1%	63.2%
Total owned restaurant expenses (1)	86.2%	89.7%
Owned food, beverage and other expenses (2)	96.7%	91.9%
Total owned operating expenses (3)	87.4%	90.0%
General and administrative (including stock-based compensation of 1.5% and 1.3%, respectively)	13.0%	14.9%
Settlements	—%	1.6%
Depreciation and amortization	3.3%	3.8%
Lease termination expense and asset write-offs	0.2%	2.8%
Pre-opening expenses	1.6%	2.0%
Transaction costs	—%	0.5%
Equity in income of investee companies	(0.3)%	(0.2)%
Other (income) expense, net	(0.2)%	—%
Total costs and expenses	93.2%	103.3%
Operating loss	6.8%	(3.3)%
Other expenses, net:
Interest expense, net of interest income	1.4%	1.5%
Total other expenses, net	1.4%	1.5%
Loss from continuing operations before provision for income taxes	5.4%	(4.8)%
Provision for income taxes	0.8%	0.8%
Loss from continuing operations	4.6%	(5.6)%
Income (loss) from discontinued operations	—%	0.5%
Net loss	4.6%	(5.1)%
Less: net income attributable to noncontrolling interest	0.7%	0.2%
Net loss attributable to The ONE Group Hospitality, Inc.	3.8%	$(5.3)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the year ended December 31, 2018
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$65,896	$8,137	$—	$73,792
Management, license and incentive fee revenue	—	—	11,568	11,568
Total revenues	65,896	8,137	11,568	85,601

Cost and expenses:
Owned operating expenses:
Cost of sales	17,220	—	—	17,220
Other operating expenses	39,599	—	—	39,599
Owned food, beverage and other expenses	—	7,865	—	7,865
Total owned operating expenses	56,819	7,865	—	64,684
Segment income	$9,077	$272	$11,568	$20,917

General and administrative				11,119
Depreciation and amortization				2,824
Interest expense, net of interest income				1,193
Equity in income of investee companies				(182)
Other				1,343
Income from continuing operations before provision for income taxes				$4,620

	For the year ended December 31, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$58,654	$10,227	$—	$68,881
Management, license and incentive fee revenue	—	—	10,779	10,779
Total revenues	58,654	10,227	10,779	79,660

Cost and expenses:
Owned operating expenses:
Cost of sales	15,544	—	—	15,544
Other operating expenses	37,076	—	—	37,076
Owned food, beverage and other expenses	—	9,400	—	9,400
Total owned operating expenses	52,620	9,400	—	62,020
Segment income	$6,034	$827	$10,779	$17,640

General and administrative				11,893
Depreciation and amortization				3,051
Interest expense, net of interest income				1,167
Equity in income of investee companies				(168)
Other				5,522
Loss from continuing operations before provision for income taxes				$(3,825)

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the years ended December 31,
	2018	2017
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$3,274	$(4,216)
Net income attributable to noncontrolling interest	633	188
Net income (loss)	3,907	(4,028)
Interest expense, net of interest income	1,193	1,167
Provision for income taxes	713	600
Depreciation and amortization	2,824	3,051
EBITDA	8,637	790
Deferred rent (1)	(289)	(71)
Pre-opening expenses	1,365	1,595
Lease termination expense and asset write-offs (2)	213	2,225
Income from discontinued operations	—	(397)
Transaction costs (3)	—	421
Stock based compensation	1,313	1,052
Settlements	—	1,245
Equity share of settlement costs	—	270
Other nonrecurring charges	145	332
Adjusted EBITDA	11,384	7,462
Adjusted EBITDA attributable to noncontrolling interest	880	456
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,504	$7,006

(1) Deferred rent is included in owned restaurant operating expenses and general and administrative expense on the statement of operations and comprehensive income (loss).

(2) Lease termination expense and asset write-offs is related to the costs associated with closed or abandoned locations.

(3) Transaction costs relate to the evaluation of strategic alternatives, liquidity improvement options and capital raising activities.

Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $7.2 million, or 12.3%, from $58.7 million for the year ended December 31, 2017 to $65.9 million for the year ended December 31, 2018. This increase was primarily due to the opening of our restaurant in San Diego, California in July 2018 and increased sales at our existing locations. SSS increased 9.4% and average check increased 2.4% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Our Denver location opened in January 2017 and is now considered a comparable location. To drive revenue, among several strategies, we have recently begun opening our restaurants earlier to take advantage of happy hour/pre-dinner time frames. We are also now open during lunch hours in several locations.

Owned food, beverage and other revenues. Owned food, beverage and other revenues decreased $2.1 million, or 20.4%, from $10.2 million for the year ended December 31, 2017 to $8.1 million for the year ended December 31, 2018. Approximately $1.8 million of the decrease in revenue related to a 2017 Super Bowl party for which there was not a similar event in 2018. The remaining decrease related to reduced restaurant and banquet revenues from our operation in Westwood, California.

Management and license fee revenue. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees that we earn. Management and license fee revenues increased $0.8 million, or 7.3%, from $10.8 million for the year ended December 31, 2017 to $11.6 million for the year ended December 31, 2018. Approximately $0.4 million of the increase was attributable to the accelerated recognition of deferred revenue related to the termination of a license agreement for our operations in Ibiza, Spain. During the first quarter of 2019, we executed a new license agreement for the STK Ibiza location. The remaining increase was primarily related to new locations that opened during 2018 as well as an increase in revenue and profitability at existing locations.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $1.7 million, or 10.8%, from $15.5 million for the year ended December 31, 2017 to $17.2 million for the year ended December 31, 2018. This increase was primarily due to increased sales at our owned locations and the opening of our restaurant in San Diego, California in July 2018. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.5% for the year ended December 31, 2017 to 26.1% for the year ended December 31, 2018. The decrease in the percentage of food and beverage costs as a percentage of food and beverage sales was due to selective price increases that we implemented in January 2018. Food revenues as a percentage of total food and beverage revenues were approximately 64% and 64% for the year ended December 31, 2018 and 2017, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $2.5 million, or 6.8%, from $37.1 million for the year ended December 31, 2017 to $39.6 million for the year ended December 31, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 310 basis points from 63.2% for the year ended December 31, 2017 to 60.1% for the year ended December 31, 2018. This improvement was due to the leverage of SSS growth and a continued focus on labor and spending efficiency.

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $1.5 million, or 16.3%, from $9.4 million for the year ended December 31, 2017 to $7.9 million for the year ended December 31, 2018. The decrease primarily related to the 2017 Super Bowl party for which there was not a similar event in 2018.

General and administrative. General and administrative costs decreased $0.8 million, or 6.5% from $11.9 million for the year ended December 31, 2017 to $11.1 million for the year ended December 31, 2018. The decrease was primarily due to reduced payroll and employee related expenses of $0.9 million as a result of reductions in headcount in 2018 compared to 2017. General and administrative costs as a percentage of total revenues decreased from 14.9% for the year ended December 31, 2017 to 13.0% for the year ended December 31, 2018.

Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.2 million, or 7.4%, from $3.1 million for the year ended December 31, 2017 to $2.8 million for the year ended December 31, 2018.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs were approximately $0.2 million and $2.2 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Pre-opening expenses. Pre-opening expenses for the year ended December 31, 2018 were $1.4 million compared to pre-opening expenses of $1.6 million for the year ended December 31, 2017. In 2017 and in 2018, preopening expenses were primarily related to the development of our restaurants at the Andaz Hotel in San Diego, California, which opened in July 2018. Additionally, pre-opening expenses incurred in 2017 related to the opening of our restaurant in Denver, Colorado in January 2017.

Transaction costs. Transaction costs were $0.4 million for the year ended December 31, 2017. These costs included professional and other expenses related to the evaluation of strategic alternatives and capital raising activities. The evaluation was completed in 2017, and as a result we did not incur any comparable transaction costs in the year ended December 31, 2018.

Equity in income of investee companies. Equity in income of investee companies was $0.2 million for the each of the years ended December 31, 2018 and 2017.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $1.2 million for each of the years ending December 31, 2018 and December 31, 2017.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2018 was tax expense of $0.7 million and $0.6 million, respectively. Our annual effective tax rate was 15.4% and (15.7%) for the years ended December 31, 2018 and 2017. Our 2017 taxes were impacted by the enactment of the TCJA in December 2017, which, amongst other things, reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the TCJA, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of foreign earnings and profits of $3.8 million. No tax liability was recorded due to the available net operating loss carryforwards. Because of the newly enacted corporate tax rate, this resulted in a net reduction of deferred tax assets and a corresponding reduction in valuation allowance of $1.1 million; and,
•	A reduction of net deferred tax assets and a corresponding reduction of the valuation allowance of $2.9 million, primarily for the re-measurement of our deferred tax assets at the newly enacted tax rate of 21%.

Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the tax provision for the year ended December 31, 2017. In 2018, we conducted an earnings and profit study to calculate the exact amount of deemed repatriation which was included in our 2017 income tax filing. The adjustment between the estimated and the actual amount was included as an adjustment to the tax provision for the year ended December 31, 2018. The adjustment was fully absorbed by our net operating loss carryforward.

Income from discontinued operations, net of taxes. Prior to 2015, we decided to cease operations in six of our locations. Winding down of operations for these locations was completed in 2017. Income from discontinued operations was $0.4 million for the year ended December 31, 2017 and was the result of a $0.5 million sales tax settlement previously accrued for one of our discontinued operations partially offset by $0.1 million in miscellaneous expenses.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased by $0.4 million from $0.6 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017.

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

We cannot be sure that these sources will be sufficient to finance our operations throughout this period and beyond, however, and we may seek additional financing in the future, which may or may not be available on terms and conditions satisfactory to us, or at all. As of December 31, 2018, we had cash and cash equivalents of approximately $1.6 million.

We expect that our capital expenditures during fiscal 2019 will be less than prior years because we plan to open only one new owned STK restaurant. We currently anticipate our total capital expenditures for 2019, inclusive of all maintenance expenditures, will be approximately $3.5 million.

We expect to fund our anticipated capital expenditures for fiscal 2019 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Under our current capital light strategy, we plan to enter into management and license agreements for the operation of STKs where we are not required to contribute significant capital upfront. We expect to rely on our cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2019.

Our operations have not required significant working capital and, like many restaurant companies, we have negative working capital. Revenues are received primarily in credit card or cash receipts and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2018 and December 31, 2017 (in thousands):

	For the years ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$6,444	$5,987
Investing activities	(3,462)	(4,334)
Financing activities	(2,184)	(938)
Effect of exchange rate changes on cash	(754)	(85)
Net increase in cash and cash equivalents	$44	$630

Operating Activities

Net cash provided by operating activities was $6.4 million for the year ended December 31, 2018 compared to $6.0 million for the year ended December 31, 2017. The increase was primarily attributable to increase in net income, partially offset by changes within our working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $3.5 million compared to $4.3 million for the year ended December 31, 2017. The decrease in net cash used in investing activities was attributable to reduced capital expenditures for purchases of property and equipment, primarily related to the construction of new restaurants and general capital expenditures of existing restaurants, as well as the receipt of proceeds related to the sale of our interest in One 29 Park, a restaurant and rooftop bar located in a New York City hotel, which occurred in the first quarter of 2018.

Financing Activities

Net cash used in financing activities increased $1.2 million from $0.9 million for the year ended December 31, 2017 compared to $2.2 million for the year ended December 31, 2018. The increase in net cash used in financing activity was primarily related to a $1.3 million decrease in proceeds received from the sale of common stock and warrants as well as a increase of $0.1 million of net repayments on long-term debt. This was partially offset by a $0.2 million decreased in distributions made to non-controlling interests in the year ended December 31, 2018 compared the year ended December 31, 2017.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase from the amounts described in “Investing Activities” above. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations.

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

Loan Agreements

As of December 31, 2018, our long-term debt consisted of term loans, promissory notes and equipment financing agreements for which no additional financing was available. In 2018, we made principal payments of approximately $3.2 million towards our long-term debt. As of December 31, 2018, we had approximately $10.3 million of outstanding debt to third parties.

Our term loan agreements with BankUnited contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants in these agreements require us to maintain a certain adjusted tangible net worth and a debt service coverage ratio. We were in compliance with all of our financial covenants under the BankUnited term loan agreements as of December 31, 2018. Based on current projections, we believe that we will continue to comply with such covenants throughout the twelve months following the issuance of the financial statements.

See contractual obligations below and Note 7 and Note 12 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K for further information on our long-term debt and commitments and contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$10,830	$3,201	$7,629	$—	$—
Expected interest payments (1)	1,819	770	1,049	—	—
Operating leases	102,846	6,432	13,718	13,209	69,487
Total	$115,495	$10,403	$22,396	$13,209	$69,487
(1)	Represents estimated future cash interest payments based on borrowings outstanding as of December 31, 2018 at the expected interest rate over the period outstanding.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K for a detailed description of recent accounting pronouncements. The adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations. With the exception of new lease accounting guidance, for which we are still evaluating the financial statement impact, we expect that the accounting guidance not yet adopted will not have a significant impact on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and operating expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various assumptions that we believe to be reasonable under the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies require us to make difficult, subjective or complex judgements that could have a material impact on our financial statements.

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

As of December 31, 2018, we have recorded a valuation allowance of $10.8 million on our deferred tax assets. We have also recorded a liability for unrecognized tax benefits of $0.8 million. The recording of these amounts require significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. We believe that our estimates are reasonable; however, actual results could differ from these results.

Our 2018 taxes were impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Pursuant to the TCJA, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of foreign earnings and profits of $3.8 million. No tax liability was recorded due to the available net operating loss carryforwards. Because of the newly enacted corporate tax rate. this resulted in a net reduction of deferred tax assets and a corresponding reduction in valuation allowance of $1.1 million; and,
•	A reduction of net deferred tax assets and a corresponding reduction of the valuation allowance of $2.9 million, primarily for the re-measurement of our deferred tax assets at the newly enacted tax rate of 21%.

Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the tax provision for the year ended December 31, 2017. In 2018, we conducted an earnings and profit study to calculate the exact amount of deemed repatriation which was included in our 2017 income tax filing. The adjustment between the estimated and the actual amount was included as an adjustment to the tax provision for the year ended December 31, 2018. The adjustment was fully absorbed by our net operating loss carryforward.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual venue asset group level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset’s exceed its fair value. Fair value is determined by discounting a restaurant’s identifiable future cash flows.

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

For the year ended December 31, 2018, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant assets were impaired. For the year ended December 31, 2017, we recorded impairments, net of related liabilities, of $0.6 million.

Leases

We currently lease all of our restaurant locations under leases classified as operating leases. Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. The difference between rent expense and actual cash payments is classified as deferred rent in our consolidated balance sheets. Lease terms begin on the date we take possession under the lease and include option periods where failure to exercise such options would result in an economic penalty.

Certain of our leases also provide for contingent rent, which is determined as a percentage of sales in excess of specified, minimum sales targets. The Company recognizes contingent rent expense prior to the achievement of the specified sales target provided achievement of the sales target is considered probable.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; incremental borrowing rates; and the term over which leasehold improvements for each restaurant are depreciated. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Stock-Based Compensation

We used the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, the risk-free interest rate, future volatility and dividend yield. The Company’s assumptions are as follows:

•	Expected Term – The expected term of options is based upon evaluations of historical and expected future exercise behavior with consideration of both the vesting period and contractual terms of the instruments.

•	Risk Free Interest Rate – The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.

•	Implied Volatility – Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.

•	Dividend Yield – The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in the United Kingdom, Italy, Canada, Mexico and the Middle East. If foreign currency exchange rates depreciate in these countries or regions, or any other country or region in which we may operate in the future, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Assessment on Internal Control Over Financial Reporting,” we have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

Changes in Internal Control over Financial Reporting

We have mitigated the material weakness in our internal controls over financial reporting that were reported in our annual report on Form 10-K for the year ended December 31, 2017. We completed and tested our remediation efforts in the fourth quarter of 2018. Components of the remediation plan that was implemented in 2018 included:

•	Processes and procedures supporting the monthly reporting of our financial results of all business units. The results are presented to management after a thorough analysis and review of the business units’ financial information.
•	Implementation and use of a comprehensive financial statement close and reporting checklist, which requires that qualified accounting and finance personnel perform timely and detailed reviews of account balances, disclosures, transactions and reconciliation schedules for all business units.
•	Detailed and robust review of all tax provision work, including reconciliation of all income tax accounts.
•	Processes and assignments were changed to address segregation of duties issues. Additionally, we have outsourced a significant portion of accounting and transaction processing.

There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Dated: March 28, 2019

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ LINDA SILUK
Linda Siluk
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 28, 2019
Emanuel Hilario	(Principal Executive Officer)

/s/ LINDA SILUK	Interim Chief Financial Officer	March 28, 2019
Linda Siluk	(Principal Financial and Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 28, 2019
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 28, 2019
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 28, 2019
Eugene Bullis

/s/ MICHAEL SERRUYA	Director	March 28, 2019
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of October 16, 2013, by and among the Registrant, CCAC Acquisition Sub, LLC, The ONE Group, LLC, and Samuel Goldfinger, as Company Representative. (Incorporated by reference to Form 8-K filed on October 16, 2013).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.2	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.5	Form of Senior Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.6	Form of Subordinated Indenture (Incorporated by reference to Form S-3 filed on April 15, 2015).
4.7	Common Stock Purchase Agreement dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
4.8	Common Stock Purchase Warrant dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
4.9	Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10.2	Escrow Agreement, dated October 16, 2013, by and among the Registrant, The ONE Group, LLC, Samuel Goldfinger, as Company Representative, the Liquidating Trust and Continental Stock Transfer & Trust Company, as Escrow Agent. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.3	Second Term Loan Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.4	Second Term Note of The ONE Group, LLC to BankUnited, N.A., dated June 2, 2015, in the principal amount of $6,000,000. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.5	Grant of Security Interest (Trademarks), dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.6	Second Amended and Restated Pledge Agreement, dated June 2, 2015, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.7	Fifth Amended and Restated Security Agreement, dated June 2, 2015, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami) LLC, STK Westwood, LLC, and STK Denver, LLC, and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).
10.8	Guarantee Agreement, dated June 2, 2015, by and between The ONE Group Hospitality, Inc. and BankUnited, N.A. (Incorporated by reference to Form 10-Q filed on August 14, 2015).

10.9	Term Loan Agreement, dated December 17, 2014, by and between The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, CA Aldwych Limited, HIP Hospitality Limited, STK Chicago, LLC, STK Denver, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, STK Westwood, LLC, T.O.G. (Aldwych) Limited, T.O.G. (UK) Limited, TOG Biscayne, LLC, and WSATOG (Miami) LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.10	Term Note of The ONE Group, LLC to BankUnited, N.A., dated December 17, 2014, in the principal amount of $7,475,000.07. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.11	Grant of Security Interest (Trademarks), dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.12	Amended and Restated Pledge Agreement, dated December 17, 2014, by and between The ONE Group, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.13	Fourth Amended and Restated Security Agreement, dated December 17, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago, LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando, LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC, STK Denver, LLC and BankUnited, N.A. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.14	Guarantee Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.15	Pledge Agreement, dated October 25, 2013, by and between the Registrant and BankUnited, N.A. (Incorporated by reference to Form 8-K filed on October 29, 2013).
10.16

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

10.17	Third Amended and Restated Security Agreement, dated October 31, 2014, by and among The ONE Group, LLC, One 29 Park Management, LLC, STK-Las Vegas, LLC, STK Atlanta, LLC, STK Chicago LLC, STK-LA, LLC, STK Miami, LLC, STK Miami Service, LLC, STK Midtown Holdings, LLC, STK Midtown, LLC, STK Orlando LLC, TOG Biscayne, LLC, WSATOG (Miami), LLC, STK Westwood, LLC and BankUnited, N.A. (formerly Herald National Bank). (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.18	Grant of Security Interest (Trademarks), dated October 31, 2014, by and between The ONE Group, LLC and Herald National Bank. (Incorporated by reference to Form 10-K/A filed on April 1, 2015).
10.19†	Separation Agreement, dated April 21, 2017, by and between Samuel Goldfinger and the Company. (Incorporated by reference to Quarterly Report on Form 10-Q filed on May 15, 2017).
10.20†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.21†	Employment Agreement, dated October 30, 2017, by and between The One Group Hospitality, Inc. and Emanuel Hilario (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.22	Securities Purchase Agreement, dated November 15, 2017, among The ONE Group Hospitality, Inc. and certain investors (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.23	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Celeste Fierro. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.24	Transfer Agreement, dated January 1, 2012, by and between The ONE Group, LLC and Modern Hotels (Holdings), Limited. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.25†	2013 Employee, Director and Consultant Equity Incentive Plan. (Incorporated by reference to Form 8-K filed on November 27, 2013).
10.26†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.27	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).
10.28	Unsecured Promissory Note dated as of August 11, 2016 (Incorporated by reference to Form 8-K filed on August 16, 2016).

10.29	Loan Agreement by and between The ONE Group Hospitality, Inc. and Anson Investments Master Fund L.P., dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.30	Unsecured Promissory Note dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
10.31	Business Loan and Security Agreement by and among STK Midtown, LLC, Little West 12th LLC, STK Miami, LLC, STK Atlanta, LLC, STK Westwood, LLC, STK Chicago LLC, STK Orlando LLC and American Express Bank, FSB, dated as of February 17, 2017 (Incorporated by reference to Form 8-K filed on March 28, 2017).
14.1	Code of Business and Ethics (Incorporated by reference to Form 10-K filed on April 1, 2014).
21.1*	List of Subsidiaries.
23.1*	Consent of Plante Moran, PC
23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Linda Siluk, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Linda Siluk, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The ONE Group Hospitality, Inc. (the “Company”) as of December 31, 2018, the related consolidated statement of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2018 and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante Moran, PC

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of The ONE Group Hospitality, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2012 to 2017.

New York, New York

April 17, 2018

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$1,548
Accounts receivable	7,029	5,514
Inventory	1,404	1,402
Other current assets	1,471	1,299
Due from related parties, net	45	—
Total current assets	11,541	9,763

Property and equipment, net	39,347	37,811
Investments	2,684	2,957
Deferred tax assets, net	38	69
Other assets	349	384
Security deposits	2,020	2,031
Total assets	$55,979	$53,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,408	$5,329
Accrued expenses	8,093	6,987
Deferred license revenue	171	115
Deferred gift card revenue and other	947	999
Due to related parties, net	—	256
Current portion of long-term debt	3,201	3,241
Total current liabilities	17,820	16,927

Deferred license revenue, long-term	1,008	1,222
Due to related parties, long-term	1,197	1,197
Deferred rent and tenant improvement allowances	16,774	17,001
Long-term debt, net of current portion	7,118	10,115
Total liabilities	43,917	46,462

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,313,017 and 27,152,101 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	43,543	41,007
Accumulated deficit	(28,722)	(31,979)
Accumulated other comprehensive loss	(2,310)	(1,556)
Total stockholders’ equity	12,514	7,475
Noncontrolling interests	(452)	(922)
Total equity	12,062	6,553
Total liabilities and equity	$55,979	$53,015

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except earnings per share and related share information)

	For the years ended December 31,
	2018	2017
Revenues:
Owned restaurant net revenues	$65,896	$58,654
Owned food, beverage and other net revenues	8,137	10,227
Total owned revenue	74,033	68,881
Management, license and incentive fee revenue	11,568	10,779
Total revenues	85,601	79,660
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	17,220	15,544
Owned restaurant operating expenses	39,599	37,076
Total owned restaurant expenses	56,819	52,620
Owned food, beverage and other expenses	7,865	9,400
Total owned operating expenses	64,684	62,020
General and administrative (including stock-based compensation of $1,313 and $1,052, respectively)	11,119	11,893
Settlements	—	1,245
Depreciation and amortization	2,824	3,051
Lease termination expense and asset write-offs	213	2,225
Pre-opening expenses	1,365	1,595
Transaction costs	—	421
Equity in income of investee companies	(182)	(168)
Other expense (income), net	(235)	36
Total costs and expenses	79,788	82,318
Operating income (loss)	5,813	(2,658)
Other expenses, net:
Interest expense, net of interest income	1,193	1,167
Total other expenses, net	1,193	1,167
Income (loss) from continuing operations before provision for income taxes	4,620	(3,825)
Provision for income taxes	713	600
Income (loss) from continuing operations	3,907	(4,425)
Income from discontinued operations	—	397
Net income (loss)	3,907	(4,028)
Less: net income attributable to noncontrolling interest	633	188
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$3,274	$(4,216)
Currency translation adjustment	(754)	(12)
Comprehensive income (loss)	$2,520	$(4,228)

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) from continuing operations per share	$0.12	$(0.18)
Basic net income from discontinued operations per share	0.00	0.02
Basic net income (loss) per share	$0.12	$(0.17)

Diluted net income (loss) from continuing operations per share	$0.12	$(0.18)
Diluted net income from discontinued operations per share	0.00	0.02
Diluted net income (loss) per share	$0.12	$(0.17)

Shares used in computing basic earnings (loss) per share	27,653,827	25,402,330
Shares used in computing diluted earnings (loss) per share	28,122,445	25,402,330

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Stockholders'	Noncontrolling
	Shares	Par value	capital	deficit	income (loss)	equity	interests	Total
Balance at December 31, 2016	25,050,628	$3	$37,384	$(27,763)	$(1,544)	$8,080	$(701)	$7,379
Stock-based compensation	169,723	—	1,052	—	—	1,052	—	1,052
Issuance of stock	1,750,000	—	2,183	—	—	2,183	—	2,183
Issuance of detachable warrants	—	—	388	—	—	388	—	388
Vesting of restricted shares	181,750	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(409)	(409)
Loss on foreign currency translation, net	—	—	—	—	(12)	(12)	—	(12)
Net (loss) income	—	—	—	(4,216)	—	(4,216)	188	(4,028)
Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553
Adoption of ASC 606 “Revenue from contracts with customers”	—	—	—	(17)	—	(17)	—	(17)
Stock-based compensation	49,179	—	1,313	—	—	1,313	—	1,313
Exercise of warrants	750,000	—	1,223	—	—	1,223	—	1,223
Vesting of restricted shares	361,737	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Loss on foreign currency translation, net	—	—	—	—	(754)	(754)	—	(754)
Net income	—	—	—	3,274	—	3,274	633	3,907
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2018	2017
Operating activities:
Net income (loss)	$3,907	$(4,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,824	3,051
Amortization of discount on warrants	207	197
Deferred rent	193	830
Deferred taxes	31	(25)
Income from equity method investments	(182)	(168)
Gain on disposition of cost method investment	(185)	—
Stock-based compensation	1,313	1,052
Impairments	—	559
Changes in operating assets and liabilities:
Accounts receivable	(1,209)	(684)
Inventory	(2)	(94)
Other current assets	(430)	443
Due to related parties, net	(301)	662
Security deposits	11	169
Other assets	35	262
Accounts payable	79	1,627
Accrued expenses	911	1,631
Deferred revenue	(758)	503
Net cash provided by operating activities	6,444	5,987

Investing activities:
Purchase of property and equipment	(4,102)	(4,610)
Distribution from equity investment	40	276
Proceeds from disposition of costs method investment	600	—
Net cash used in investing activities	(3,462)	(4,334)

Financing activities:
Proceeds from business loan and security agreement	—	1,000
Repayment of term loan	(2,828)	(2,828)
Repayment of equipment financing agreement	(354)	(334)
Repayment of business loan and security agreement	(62)	(938)
Issuance of common stock	1,223	2,183
Issuance of warrants	—	388
Distributions to non-controlling interests	(163)	(409)
Net cash (used in) provided by financing activities	(2,184)	(938)
Effect of exchange rate changes on cash	(754)	(85)
Net increase in cash and cash equivalents	44	630
Cash and cash equivalents, beginning of year	1,548	918
Cash and cash equivalents, end of year	$1,592	$1,548
Supplemental disclosure of cash flow data:
Interest paid	$996	$1,180
Income taxes paid	797	99
Non-cash amortization of debt issuance costs	$19	$35

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to the Consolidated Financial Statements

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations globally. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse.

As of December 31, 2018, we owned, operated, managed or licensed 27 venues including 17 STKs in major metropolitan cities in North America, Europe and the Middle East and including F&B services provided to four hotels and casinos in the United States and Europe.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly. Valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. There were no significant transfers between levels during any period presented.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2018 and 2017.

Accounts Receivable

The majority of the Company’s receivables arise primarily from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2018 and 2017.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company has not reserved any inventory as of December 31, 2018 and 2017.

Property and Equipment

Additions to property and equipment, including leasehold improvements, are recorded at cost. Costs incurred to repair and maintain the Company’s operations and equipment are expensed as incurred. Restaurant smallwares are capitalized during the initial year of operation of a particular restaurant. All restaurant supplies purchased subsequent to the first year are expensed as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts, and any gain or loss on retirements is reflected in operating income in the year of disposition.

After the asset has been placed into service, depreciation is based on the estimated useful life of the asset using the straight-line method for financial statement purposes. Computer and equipment as well as furniture and fixtures are depreciated over their useful lives from five to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the associated lease. Lease terms begin on the date the Company takes possession under the lease and include option periods where failure to exercise such options would result in an economic penalty.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual venue asset group level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset’s exceed its fair value. Fair value is determined by discounting a restaurant’s identifiable future cash flows.

For the year ended December 31, 2018, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired. For the year ended December 31, 2017, the Company recorded impairments, net of related liabilities, of $0.6 million.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the term of the related debt agreement using the straight-line method, which approximates the effective interest method. The Company has recorded debt issuance costs as an offset to long-term debt, net of current portion on the consolidated balance sheets.

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. If the Company determines that a deferred tax asset or liability could be realized in a greater or lesser amount than recorded, the deferred tax asset or liability is adjusted and a corresponding adjustment is made to the provision for income taxes in the consolidated statements of operations and comprehensive income (loss) in the period during which the determination is made.

The Company reduces its deferred tax assets by a valuation allowance if it determines that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, the Company considers various qualitative and quantitative factors, such as:

•	the level of historical taxable income;
•	the projection of future taxable income over periods in which the deferred tax assets would be deductible;
•	events within the restaurant industry;
•	the health of the economy; and,
•	historical trending.

As of December 31, 2018 and 2017, the Company had a valuation allowance of approximately $10.8 million and $11.6 million, respectively, established against its deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the provision for income taxes in the consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. Results for the year ended December 31, 2018 are presented under the new revenue recognition standard, while the prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods. Refer to Note 11 for additional details related to the impact of adopting ASC 606.

Revenue is derived from restaurant sales, management services and license related operations.

The Company recognizes restaurant revenues, net of discounts, when goods and services are provided. Sales tax amounts collected from customers that are remitted to governmental authorities are excluded from net revenue.

The Company’s management agreements typically call for a management fee based on a percentage of revenue, a monthly marketing fee based on a percentage of revenues and an incentive fee based on a managed venue’s net profits. Similarly, royalties from the licensee in license agreements are generally based on a percentage of the licensed restaurant’s revenue. These management, license and incentive fees are recognized as revenue in the period the restaurant’s sales occur.

The Company also recognizes revenue for initial license fees and upfront fees related to its management and license agreements. For the year ended December 31, 2018, initial license fees and upfront fees were recognized straight-line over the term of the related agreement. For the year ended December 31, 2017, prior to the adoption of ASC 606, initial license fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened.

Gift Certificates

Proceeds from the sale of gift certificates are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift certificates and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift certificates presented for payment, it may determine the likelihood of redemption to be remote for certain gift certificates due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift certificate balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income (loss) as a component of owned food, beverage and other net revenues.

For the year ended December 31, 2018, the Company recognized $0.2 million in revenue from gift certificate breakage. The Company recorded no revenue from gift certificate breakage for the year ended December 31, 2017.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2018 and 2017 were $1.3 million and $1.6 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense amounted to $2.2 million and $3.6 million in 2018 and 2017, respectively.

Leases and Deferred Rent

The Company leases all of its restaurant locations under leases classified as operating leases. The Company also leases equipment under operating leases. Minimum base rent for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. As such, an equal amount of rent expense is attributed to each period during the term of the lease regardless of when actual payments occur. The difference between rent expense and actual cash payments is recorded as deferred rent in the Company’s consolidated balance sheets. Lease terms begin on the date the Company takes possession under the lease and includes option periods where failure to exercise such options would result in an economic penalty.

Certain of the Company’s leases also provide for contingent rent, which is determined as a percentage of sales in excess of specified, minimum sales targets. The Company recognizes contingent rent expense prior to the achievement of the specified sales target provided achievement of the sales target is considered probable.

Incentive payments received from landlords, generally in the form of tenant improvement allowances, are recorded as an increase to deferred rent in the Company’s consolidated balance sheet and are amortized on a straight-line basis over the lease term as a reduction to rent expense.

As of December 31, 2018 and 2017, the Company had $16.8 million and $17.0 million, respectively, of long-term deferred rent and tenant improvement allowances on the consolidated balance sheets.

Stock-Based Compensation

The Company maintains an equity incentive compensation plan under which it may grant options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services to the Company. Restricted stock and restricted stock units (“RSUs”) are valued using the closing stock price on the date of grant. The fair value of an option award or warrant is determined using the Black-Scholes option pricing model. The Black-Scholes model requires estimates of the expected term of the option, the risk-free interest rate, future volatility and dividend yield. The Company’s assumptions are as follows:

•	Expected Term – The expected term of options is based upon evaluations of historical and expected future exercise behavior with consideration of both the vesting period and contractual terms of the instruments.
•	Risk Free Interest Rate – The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.
•	Implied Volatility – Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.
•	Dividend Yield – The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

Under the plan, vesting of awards can either be based on the passage of time or on the achievement of performance goals. For awards that vest on the passage of time, compensation cost is recognized over the vesting period. For performance-based awards, the Company recognizes compensation costs over the requisite service period when conditions for achievement become probable. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ or are expected to differ. These estimates, which are currently at 10%, are based on historical forfeiture behavior exhibited by employees of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. Earnings (loss) per share for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amount may not equal the total. Refer to Note 13 for the calculations of basic and diluted earnings (loss) per share.

Concentrations of Credit Risk

The Company maintains cash and cash equivalent balances with financial institutions that, at times, may exceed federally insured limits. As of December 31, 2018 and 2017, the Company had $1.1 million and $1.6 million, respectively, of cash deposited that is in excess of federally insured limits. The Company has not experienced any losses related to these balances and management believes its credit risk to be minimal.

The Company’s accounts receivable balance includes credit card receivables. Management believes that concentrations of credit risk with respect to these credit card receivables are limited. Credit card receivables are anticipated to be collected within three business days of the transaction.

Segment Reporting

The Company operates in three segments: owned restaurants, owned food, beverage and other operations and managed and licensed operations. These reportable segments are supported by the Company’s corporate unit. The Company’s owned restaurant segment consists of leased restaurant locations that compete in the full-service dining industry and have similar investment criteria and economic and operating characteristics. The Company’s owned food, beverage and other operations segment includes entities where the Company leases a restaurant and provides additional ancillary food and beverage services, such as managing pool bars and providing full hospitality services for a hotel. The Company’s managed and licensed operations segment consists of management agreements in which the Company operates the food and beverage services in hotels or casinos and could include an STK, which the Company refers to as managed locations, and license agreements in which the Company has licensed the use of one of the Company’s brands. Revenues within the managed and licensed operations segment are generated from management fees based on the net revenue at each location, incentive fees based on profitability at each location and license fees.

Information regarding the revenues and costs for each business segment has been reported in Note 20 for the years ended December 31, 2018 and 2017.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or (losses) are recorded in accumulated other comprehensive loss within stockholders' equity and amounted to approximately ($0.8) million and ($12.0) thousand during the years ended December 31, 2018 and 2017, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly-owned subsidiaries of the Company.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 has been subsequently modified with various amendments, clarifications, and scope improvements. ASU 2016-02 requires a lessee to recognize most leases, with the exception of leases with terms of less than one year, on the balance sheet as a right-of-use asset and liability. ASU 2016-02 also requires certain disclosures about the amount, timing and uncertainty of cash flows arising from leases.

The Company will adopt the requirements of ASU 2016-02 effective January 1, 2019 using the optional transition method. The optional transition method allows entities to record the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and does not require application of the standard to the comparative periods presented in the financial statements. The Company has also elected to adopt the practical expedient transition package, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs. Additionally, the Company has elected the practical expedients that permit the accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The Company has also elected the accounting policy for short-term lease exceptions, and therefore the Company will not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining the lease term and impairment of right-of-use assets, or the portfolio approach practical expedient, which permits applying the standard to a portfolio of leases with similar characteristics.

The adoption of ASU 2016-02 will have a significant impact to the consolidated balance sheets with the recording of material assets and obligations related to the Company’s restaurants which operate under lease agreements. These restaurant leases comprise the majority of the Company’s material lease agreements. Although the Company is finalizing its evaluation of the effect on its consolidated financial statements and disclosures, the Company expects to record operating lease liabilities as of January 1, 2019 ranging from approximately $61.0 million to $70.0 million based on the present value of the remaining minimum rental payments. Additionally, the Company expects to record corresponding right-of-use assets ranging from approximately $44.0 million to $53.0 million based on the operating lease liabilities adjusted for deferred rent and lease incentives existing as of the effective date. This estimate may change as the Company enters into new lease agreements and completes its implementation, including finalizing the evaluation of potential embedded leases.

The Company does not expect a material impact on its consolidated results of operations or its consolidated statements of cash flows. The Company is finalizing the impact of ASU 2016-02 on its accounting policies and processes, potential embedded leases, and internal control over financial reporting. The Company expects expanded qualitative and quantitative financial statement disclosures regarding the Company’s leasing arrangements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies the accounting and reporting for share-based payments issued to non-employees by expanding the scope of Accounting Standard Codification 718, “Compensation – Stock Compensation”, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for annual and interim periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on its consolidated financial statements but does not expect the adoption of ASU 2018-07 to be material.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is evaluating the effects of this pronouncement on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 states that indirect interests held through related parties in common control arrangements should be considered on a proportional basis to determine whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a variable interest entity. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities are required to adopt the new guidance retrospectively with a cumulative adjustment to retained earnings at the beginning of the earliest period presented. The Company is evaluating the effects of this pronouncement on its consolidated financial statements.

Note 3 - Inventory

Inventory consists of the following (in thousands):

	December 31,
	2018	2017
Food	$300	$246
Beverages	1,104	1,156
Total	$1,404	$1,402

Note 4 – Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid taxes	$503	$255
Landlord receivable	195	258
Prepaid expenses	680	421
Other	93	365
Total	$1,471	$1,299

Note 5 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Furniture, fixtures and equipment	$10,425	$10,073
Leasehold improvements	43,890	41,261
Less: accumulated depreciation and amortization	(16,969)	(18,832)
Subtotal	37,346	32,502
Construction in progress	336	3,828
Restaurant supplies	1,665	1,481
Total	$39,347	$37,811

Depreciation and amortization related to property and equipment amounted to $2.8 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies. As of December 31, 2017, furniture, fixtures and equipment included $1.4 million of assets not yet put into service or classified as held for sale.

For the year ended December 31, 2018, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired. For the year ended December 31, 2017, the Company recorded impairments, net of related liabilities, of $0.6 million.

Note 6 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Payroll and related	$1,794	847
Rent, including disputed amounts	1,766	1,471
VAT and sales taxes	1,028	$739
Legal, professional and other services	645	1,007
Income taxes	685	610
Due to hotels	203	1,168
Insurance	212	103
Other	1,760	1,042
Total	$8,093	$6,987

Note 7 - Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2018	2017
Term loan agreements	$3,828	$6,657
Promissory notes	6,250	6,250
Equipment financing agreements	752	1,094
Business loan and security agreement	—	62
Total long-term debt	10,830	14,063
Less: current portion of long-term debt	(3,201)	(3,241)
Less: discounts on warrants, net	(479)	(654)
Less: debt issuance costs	(32)	(53)
Total long-term debt, net of current portion	$7,118	$10,115

Future minimum loan payments:
2019		$3,201
2020		1,272
2021		6,357
2022		—
2023		—
Total		$10,830

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

On June 2, 2015, the Company entered into a second term loan agreement with BankUnited, under which BankUnited agreed to make multiple advances to the Company in the aggregate principal amount of up to $6.0 million (the "Second Term Loan Agreement").

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

The First Term Loan Agreement and the Second Term Loan Agreement are secured by substantially of the Company’s assets. The First Term Loan Agreement and the Second Term Loan Agreement contain certain affirmative and negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. As of December 31, 2018, the Company is in compliance with all of its financial covenants under the First Term Loan Agreement and the Second Term Loan Agreement.

At December 31, 2018, the outstanding balance under the First Term Loan Agreement and the Second Term Loan Agreement was $1.5 million and $2.3 million, respectively.

Promissory Notes

2235570 Ontario Limited

On June 27, 2016 the Company entered into a $1.0 million loan agreement with 2235570 Ontario Limited (“Ontario Noteholder”) through an unsecured promissory note (the “Ontario Note”). The Ontario Note bears interest at a rate of 10.0% per annum, payable in quarterly installments beginning September 30, 2016. The entire balance of the Ontario Note is due on its maturity date of June 27, 2021. In connection with the issuance of the Ontario Note, the Company issued warrants to the Ontario Noteholder with a fair value of $0.1 million (refer to Note 14), which was recorded by the Company as a reduction to the principal balance of the Ontario Note and is being amortized to interest expense over the term of the Ontario Note. As of December 31, 2018, the amount outstanding under the Ontario Note was $1.0 million and the unamortized discount related to the Ontario Warrant was $62.5 thousand.

Anson Investments Master Fund LP

On August 11, 2016 the Company entered into a $3.0 million loan agreement with Anson Investments Master Fund LP (“Anson”) through an unsecured promissory note (the “Anson August Note”). The Anson August Note bears interest at a rate of 10% per annum, payable in quarterly installments beginning September 30, 2016. The entire balance of the Anson August Note is due on its maturity date of August 11, 2021. In connection with the issuance of the Anson August note, the Company issued warrants to Anson with a fair value of $0.4 million (refer to Note 14), which was recorded as a reduction to the principal balance of the Anson August Note and is being amortized to interest expense over the term of the Anson August Note. As of December 31, 2018, the amount outstanding under the Anson August Note was $3.0 million and the unamortized discount related to the Anson August Warrant was $196.3 thousand.

On October 24, 2016, the Company entered into a $2.25 million loan agreement with Anson through an unsecured promissory note (the “Anson October Note”). The Anson October Note bears interest at a rate of 10% per annum, payable in quarterly installments beginning December 31, 2016. The entire balance of the Anson October Note is due on its maturity date of October 24, 2021. In connection with the issuance of the Anson October Note, the Company issued warrants to Anson with a fair value of $0.4 million (refer to Note 14), which was recorded as a reduction to the principal balance of the Anson October Note and is being amortized to interest expense over the term of the Anson October Note. As of December 31, 2018, the amount outstanding under the Anson October Note was $2.25 million and the unamortized discount related to the Anson October Warrant was $220.0 thousand

Equipment Financing Agreements

On June 5, 2015, the Company entered into a $1.0 million financing agreement with Sterling National Bank (“Sterling”) to purchase equipment for the STKs in Orlando and Chicago (the “First Sterling Agreement”). The First Sterling Agreement bears interest at a rate of 5% per annum, payable in equal monthly installments of $19,686 plus accrued interest beginning on July 1, 2015. The First Sterling Agreement is secured by the equipment purchased with the proceeds of the First Sterling Agreement. As of December 31, 2018, the amount outstanding under the First Sterling Agreement was approximately $0.3 million.

On August 16, 2016, the Company entered into a $0.7 million financing agreement with Sterling to purchase equipment for STKs in San Diego, Denver and Orlando (the "Second Sterling Agreement"). The Second Sterling Agreement bears interest at a rate of 5% per annum, payable in equal monthly installments of $13,769 plus accrued interest beginning on September 1, 2016. The Second Sterling Agreement is secured by the equipment purchased with the proceeds of the Second Sterling Agreement. As of December 31, 2018, the amount outstanding under the Second Sterling Agreement was approximately $0.4 million.

Business Loan and Security Agreement

On February 17, 2017, the Company entered into a financing agreement with American Express Bank, FSB (“American Express”) in the amount of $1.0 million (the “AMEX Agreement”). In consideration of the loan amount, the Company granted American Express a security interest in certain accounts receivable, as defined in the AMEX Agreement. Pursuant to the terms of the AMEX Agreement, the Company has agreed to pay a loan fee equal to 3.5% of the original principal balance of the loan amount and a repayment rate of 6% of daily American Express credit card receipts pursuant to a repayment schedule as defined in the AMEX Agreement. The loan is subordinate to the agreements with BankUnited. During 2018, the entire balance of the loan amount was paid.

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.0 million for each of the years ended December 31, 2018 and 2017. Additionally, the Company capitalized interest of $0.2 million for the year ended December 31, 2017. No interest was capitalized for the year ended December 31, 2018.

As of December 31, 2018, the Company had $1.3 million in letters of credit outstanding for certain restaurants. These letters of credit, which are cash collateralized, are recorded as a component of security deposits on the consolidated balance sheet for December 31, 2018.

Note 8 - Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of December 31, 2018.

The Company’s long-term debt, including the current portion, is carried at cost on the consolidated balance sheets. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and maturities. The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows:

	December 31,
	2018	2017
Carrying amount of long-term debt, including current portion (1)	$10,830	14,063
Fair value of long-term debt, including current portion	7,648	6,801
(1)	Excludes the discounts on warrants, net and debt issuance costs

Note 9 - Nonconsolidated Variable Interest Entities

As of December 31, 2018 and 2017, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)
•	10.00% interest in One 29 Park, LLC (“One 29 Park”)

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

As of December 31, 2018 and 2017, the carrying values of these investments  were (in thousands):

	December 31,
	2018	2017
Bagatelle Investors	$56	$33
Bagatelle NY	2,628	2,509
One 29 Park	—	415
Total	$2,684	$2,957

For the each of the years ended December 31, 2018 and 2017, the equity in income of investee companies for the equity method investments discussed above was $0.2 million.

Additionally, the Company has entered into a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of $0.6 million and $0.5 million was recorded from this entity for the year ended December 31, 2018 and 2017, respectively.

The Company had also entered into a management agreement with One 29 Park. Under this agreement, the Company recorded management fee revenue of $0.3 million and $0.5 million for the year ended December 31, 2018 and 2017, respectively. The management agreement with One 29 Park terminated on September 30, 2018.

Net receivables from the Bagatelle Entities included in due from related parties, net were approximately $0.1 million for each of the years ended December 31, 2018 and 2017. These receivables, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

Summarized financial data for these investments is presented below (in thousands):

	For the year ended December 31, 2018
	Bagatelle Investors	Bagatelle NY
Revenues	$—	$10,927
Gross profit	—	8,229
Income (loss) from continuing operations	74	346
Net income (loss)	$74	$346

	For the year ended December 31, 2017
	Bagatelle Investors	Bagatelle NY	One 29 Park (1)
Revenues	$—	$13,641	$5,093
Gross profit	—	9,826	3,969
Income (loss) from continuing operations	85	504	(875)
Net income (loss)	$85	$504	$(875)

(1) For the nine months ended September 30, 2017.

Note 10 - Related Party Transactions

Net amounts due to related parties were $1.2 million and $1.5 million as of December 31, 2018 and 2017, respectively. Additionally, during the year ended December 31, 2017, the Company wrote off related party receivables of $0.4 million. The Company has not reserved any related party receivables as of December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, the Company incurred approximately $51.0 thousand and $0.5 million, respectively, of legal fees to The Giannuzzi Group, a law firm owned by a former director of the Company who resigned in 2017. The Company also receives rental income for office space subleased to this entity. Rental income of approximately $0.2 million was recorded from this entity for each of the years ended December 31, 2018, and 2017. Amounts due from related parties, net as of December 31, 2018 included approximately $0.1 million due to this entity for legal services. As of December 31, 2017, amounts due to related parties, net included $0.3 million due to this entity for legal services.

The Company incurred approximately $0.3 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively, for construction services to an entity owned by family members of one of the Company’s stockholders, who is also a former employee of the Company. As of December 31, 2017, approximately $27.0 thousand was included in due to related parties, net related to construction services provided by this entity. There was no balance remaining as of December 31, 2018.

Additionally, in 2016, the Company incurred approximately $57.0 thousand for design services by an entity owned by one of the Company’s stockholders. As of December 31, 2017, approximately $9.5 thousand was included in due to related parties, net related to the design services provided by this entity. There was no balance remaining as of December 31, 2018.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. For each of the years ended December 31, 2018 and 2017, the balance due to the Liquidation Trust included in due to related parties, long-term was approximately $1.2 million.

Note 11 - Income Taxes

The components of income (loss) from continuing operations before provision for income taxes for the periods were as follows (in thousands):

	For the years ended December 31,
	2018	2017
Domestic	$2,089	$(6,532)
Foreign	2,531	2,707
Total	$4,620	$(3,825)

The components of the Company’s provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2018	2017
Current:
Federal	$—	$—
State and local	52	38
Foreign	630	580
Total current provision for income taxes	682	618
Deferred:
Federal	—	—
State and local	—	—
Foreign	31	(18)
Total deferred provision for income taxes	31	(18)
Total provision for income taxes	$713	$600

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2018	2017
Income tax benefit at federal statutory rate	21.0%	34.0%
State and local taxes – current	0.9%	(0.6)%
State and local taxes – deferred	10.3%	13.4%
FICA tip credit	(17.1)%	16.9%
Foreign rate differential	0.3%	8.6%
Change in valuation allowance	(15.5%)	(87.4)%
Global intangible low-taxed income (“GILTI”)	9.2%	—%
Other items, net	6.3%	(0.6)%
Total income tax expense	15.4%	(15.7)%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2018	2017
Deferred tax assets:
Deferred rent liabilities	$2,524	$2,637
Lease incentives	1,577	1,484
Stock compensation	417	458
FICA tip credit carryforward	4,255	3,224
Net operating loss	3,705	5,129
Goodwill	1,652	1,839
Inventory	12	13
Charitable contributions carryforward	39	37
Foreign tax credit carryforward	336	566
Deferred revenue	335	383
State and local tax credit carryforward	445	346
Expenses not deductible until paid	283	—
Total deferred tax assets	15,580	16,116
Deferred tax liabilities:
Depreciation and amortization	(4,031)	(3,661)
Basis in LLC interest	(526)	(592)
ASC 740-10 liability	(190)	(233)
Total deferred tax liabilities	(4,747)	(4,486)
Valuation allowance	(10,795)	(11,561)
Net deferred tax assets	$38	$69

As of December 31, 2018, the Company has federal net operating loss (“NOL”) carryforwards of $13.6 million. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. The federal and state NOLs will expire at various dates from 2033 to 2037.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2018	2017
Balance, beginning of year	$685	$674
Increase related to prior period positions	—	—
Increase related to current year positions	219	203
Decrease related to prior period positions	(97)	(192)
Balance, end of year	$807	$685

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2015 through 2017. The IRS conducted an examination into tax year 2015 and did not proposed any changes. The Company’s state and local tax filings remain subject to examination for tax years 2015 through 2017. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

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

The TCJA imposes a one-time mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes. The Company intends to repatriate these earnings from time to time and it estimates that it will not incur significant additional taxes related to such amounts, however the estimates are provisional and subject to further analysis.

Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed companies to record provisional estimates of the impacts of the TCJA during a measurement period of up to one year from the enactment date. In order to estimate the impact of the one-time transition tax on accumulated foreign earnings, we used the retained earnings of our foreign subsidiaries as a proxy to calculate E&P for the tax provision for the year ended December 31, 2017. In 2018, we conducted an earnings and profit study to calculate the exact amount of deemed repatriation which was included in our 2017 income tax filing. The adjustment between the estimated and the actual amount was included as an adjustment to the tax provision for the year ended December 31, 2018. The adjustment was fully absorbed by our net operating loss carryforward.

Note 12 – Revenue from contracts with customers

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. Results for the year ended December 31, 2018 are presented under the new revenue recognition standard, while the prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods.

The Company recorded a net increase to opening accumulated deficit of approximately $17.0 thousand as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the licensing of our restaurants and the amortization of fees associated with license agreements. The changes were as follows (in thousands):

	December 31, 2017	ASC 606 Adjustments	January 1, 2018 (1)
Assets
Accounts receivable	$5,514	$306	$5,820
Liabilities
Deferred license revenue	$115	$273	$388
Deferred license revenue, long-term	$1,222	$50	$1,272
Equity
Accumulated deficit	$(31,979)	$(17)	$(31,996)

Under ASC 606, the Company has determined that the services it provides under its licensing agreements are primarily the rights to access and derive benefit from our symbolic intellectual property. As a result, the initial license fees and upfront fees are recognized on a straight-line basis over the term of the license agreement. Under previous guidance, initial license fees were recognized when the related services had been provided, which was generally upon the opening of the restaurant, and upfront fees were recognized on a pro-rata basis as restaurants under the development agreement were opened. These fees will continue to be recorded as a component of management, license and incentive fee revenue on the consolidated statement of operations and comprehensive income (loss). ASC 606 requires sales-based royalties to continue to be recognized as licensee restaurant sales occur.

The impact of adopting ASC 606 as compared to the previous recognition guidance on the Company’s consolidated statement of operations and comprehensive income (loss) was as follows (in thousands):

	For the year ended December 31, 2018
	As Reported	Balances without ASC 606 Adoption	Adoption Impact of ASC 606
Revenues
Management, license and incentive fee revenue	$11,568	$11,873	$(305)
Net income (loss)	$3,907	$4,212	$(305)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred license revenue) from contracts with customers (in thousands):

December 31, 2018
Receivables (1)	$174
Deferred license revenue (2)	1,179
Deferred gift certificate revenue (3)	$491

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the consolidated balance sheets.

Significant changes in deferred license revenue for the year ended December 31, 2018 are as follows (in thousands):

Deferred license revenue, as of January 1, 2018 (1)	$1,660
Additions to deferred license revenue	538
Revenue recognized during the period	(1,019)
Deferred license revenue, as of December 31, 2018	$1,179

(1)	Includes the cumulative effect of adopting ASC 606.

As of December 31, 2018, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2018 were as follows for each year ending (in thousands):

2019	$171
2020	154
2021	154
2022	154
2023	154
Thereafter	392
Total future estimated deferred license revenue	$1,179

Significant changes in deferred gift certificate revenue for the year ended December 31, 2018 are as follows (in thousands):

Deferred gift certificates revenue, as of January 1, 2018 (1)	$757
Additions to deferred certificates revenue	983
Revenue recognized during the period related to redemptions	(1,047)
Revenue recognized during the period related to breakage	(202)
Deferred gift certificate revenue, as of December 31, 2018	$491
(1)	There was no cumulative effect of adopting ASC 606 for deferred gift certificates.

Note 13 - Commitments and Contingencies

Operating leases

The Company leases office space, restaurant space and certain equipment under operating leases having terms that expire at various dates through 2036. The restaurant leases have renewal clauses of 1 to 5 years at the Company’s option. Some of the Company’s leases also have provisions for contingent rent based upon a percentage of gross sales, as defined in the leases. Rent expense for the years ended December 31, 2018 and 2017 was $8.2 million and $9.5 million, which was inclusive of contingent rent of $1.5 million and $1.2 million, respectively.

As of December 31, 2018, future minimum lease payments for each year ending were as follows (in thousands):

2019	$6,432
2020	6,852
2021	6,866
2022	6,521
2023	6,688
Thereafter	69,487
Total future minimum lease payments	$102,846

The Company subleases a portion of its office space to a related party on leases where it does not need the entire space for its operations (refer to Note 9). As of December 31, 2018, minimum sublease rentals to be received in the future under non-cancelable subleases were $1.6 million. The Company’s sublease income, which was recorded as an offset to rent expense, was $0.8 million and $0.7 million for the years ended December 31, 2018 and 2017.

Note 14 – Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. Earnings (loss) per share for continuing operations and discontinued operations are computed independently. As a result, the sum of per share amount may not equal the total.

For the years ended December 31, 2018 and 2017, the earnings (loss) per share was calculated as follows (in thousands, except earnings (loss) per share and related share data):

	Years ended December 31,
	2018	2017
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$3,274	$(4,216)

Basic weighted average shares outstanding	27,653,827	25,402,330
Dilutive effect of stock options, warrants and restricted share units	468,617	-
Diluted weighted average shares outstanding	28,122,445	25,402,330

Net income (loss) available to common stockholders per share - Basic	0.12	(0.17)
Net income (loss) income available to common stockholders per share - Diluted	$0.12	$(0.17)

For the year ended December 31, 2018, 1.4 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the year ended December 31, 2017, all equivalent shares underlying options, warrants and restricted share units were excluded from the calculation of diluted earnings per share because the Company was in a net loss position.

Basic and diluted earnings (loss) per share for continuing operations and discontinued operations was ($0.18) and $0.02 for the year ended December 31, 2017. There was no activity from discontinued operations for the year ended December 31, 2018.

Note 15 - Discontinued Operations

Prior to 2015, the Company decided to cease operations for six of its locations, which were 100% owned. Winding down of operations for these locations was completed in 2017. The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's consolidated balance sheets as of December 31, 2017 (in thousands):

December 31, 2017
Other current assets	$108
Security deposits	—
Accounts payable and accrued liabilities	(48)
Net assets	$60

The Company’s discontinued operations did not generate revenue for year ended December 31, 2017. Income from discontinued operations, net of taxes, for the year ended December 31, 2017 was $0.4 million.

Note 16 - Litigation

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In November 2015, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle La Cienega, LLC., an entity minority-owned by the Company which has since ceased operations, (collectively, the “LA Defendants”) alleging that the LA Defendants neglected to conform to California state and local rest and meal period requirements and making other employment-related allegations. In April 2017, the LA Defendants agreed with the plaintiffs to propose court approval of a class action settlement to avoid the uncertainty and risk associated with continued litigation, which agreement was preliminarily approved by the court. Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company recorded $0.2 million of its share in these costs as settlements on the consolidated statement of operations and comprehensive income (loss). In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle LA's share of the settlement costs. Final judgment by the court of this settlement agreement was entered on September 26, 2017 and the settlement payment of $0.2 million was made by the Company in October 2017.

In May 2016, certain employees filed a class action lawsuit against two of the Company's subsidiaries and Bagatelle NY, an entity majority-owned by the Company, (collectively, the “NY Defendants”), alleging that the NY Defendants improperly took tip credits due to those employees, and making other employment-related allegations. In May 2017, to avoid the uncertainty, risks and cost associated with continued litigation, the NY Defendants reached a settlement agreement with the plaintiffs. Such settlement agreement was preliminarily approved by the court. Accordingly, based on the probability of this matter reaching final approval, in the second quarter of 2017, the Company recorded $0.5 million of its share in these costs as settlements on the consolidated statement of operations and comprehensive (income) loss. In addition, through Bagatelle Investors, the Company recognized its equity in Bagatelle NY’s share of the settlement costs (approximately $0.3 million). Final judgment by the court of this settlement agreement was entered on November 26, 2017. The first installment payment of $0.3 million was paid on December 14, 2017, with the second and final payment of $0.2 million paid on March 1, 2018.

In September 2017, the Company recorded a $0.5 million charge related to an arrangement with a management agreement partner to resolve a dispute. This charge was recorded as a component of settlements on the consolidated statement of operations and comprehensive income (loss).

Note 17 - Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2018 and 2017, there are 28.3 million and 27.2 million shares of common stock outstanding, respectively.

In November 2017, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1.75 million shares of common stock, at an offering price of $1.50 per share for gross proceeds of approximately $2.6 million before deducting expenses associated with the offering. In a concurrent private placement, the Company issued warrants to purchase an aggregate of 875,000 shares of common stock to the investors who participated in the registered direct offering. During the third quarter of 2018, an investor exercised 750,000 warrants to purchase shares of common stock at an exercise price of $1.63 per share, resulting in proceeds received from the issuance of common stock of approximately $1.2 million (refer to Note 14).

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreements with BankUnited. The Company did not issue dividends related to its common stock in 2018 or 2017.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2018 and 2017, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 18 - Outstanding Warrants

On June 27, 2016, the Company entered into the Ontario Note (refer to Note 7). In consideration of the loan amount, the Ontario Noteholder received a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.61 (the “Ontario Warrant”). Using the Black-Scholes option pricing model, the fair value of the Ontario Warrant was determined to be $0.1 million. The Ontario Warrant is exercisable at any time through June 27, 2026, in whole or in part. As of December 31, 2018, there are 100,000 shares still available for purchase under the Ontario Warrant.

On August 11, 2016, the Company entered into the Anson August Note (refer to Note 7). In consideration of the loan amount, Anson received a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.61 (the “Anson August Warrant”). Using the Black-Scholes option pricing model, the fair value of the Anson August Warrant was determined to be $0.4 million. The Anson August Warrant is exercisable at any time through August 11, 2026, in whole or in part. As of December 31, 2018, there are 300,000 shares still available for purchase under the Anson August Warrant.

On October 24, 2016, the Company entered into the Anson October Note (refer to Note 7). In consideration of the loan amount, Anson received a warrant to purchase 340,000 shares of the Company’s common stock at an exercise price of $2.39 per share (the “Anson October Warrant”). Using the Black-Scholes option price model, the fair value of the Anson October Warrant was determined to be $0.4 million. The Anson October Warrant is exercisable at any time through October 24, 2026, in whole or in part. The Anson October Warrant contains limitations that prevent Anson from acquiring shares of the Company’s common stock upon exercise of the Anson October Warrant that would result in the number of shares beneficially owned by Anson and to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. As of December 31, 2018, there are 340,000 shares still available for purchase under the Anson October Warrant.

On November 15, 2017, the Company entered into a Securities Purchase Agreement (refer to Note 17) with certain investors pursuant to which such investors were issued warrants to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $1.63 per share (the “SPA Warrants”). Each SPA Warrant is exercisable commencing on the sixth month anniversary of the date of issuance and will expire on the fifth anniversary of the date that it became exercisable. Using the Black-Scholes option price model, the fair value of the SPA Warrants was determined to be $0.4 million. During the third quarter of 2018, an investor exercised 750,000 warrants to purchase shares of common stock at an exercise price of $1.63 per share, resulting in proceeds received from the issuance of common stock of approximately $1.2 million. As of December 31, 2018, there are 125,000 shares still available for purchase under the SPA Warrants.

The fair values of warrants issued during 2017 were estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions by year:

2017 Warrants
Expected life, in years	5 years
Risk-free interest rate	2.04%
Volatility	38.1%
Dividend yield	0.0%

There were no warrants issued during the year ended December 31, 2018.

Note 19 - Stock-based Compensation

In October 2013, the Board approved the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan provides for the granting of stock options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services for the Company. All awards are required to be approved by the Board or a designated committee of the Board. The 2013 Equity Plan will terminate automatically in October 2023, unless terminated by the Board at an earlier date. The Board has the authority to amend, modify or terminate the 2013 Equity Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action would affect any options previously granted under the 2013 Equity Plan without the consent of the holders.

The 2013 Equity Plan provides for the issuance of up to 4,773,992 shares of common stock. Options are generally granted with an exercise price equal to fair market value on the date of grant and expire after ten years. Vesting of options and restricted stock can either be based on the passage of time or on the achievement of performance goals. As of December 31, 2018, there were 596,951 shares remaining available for issuance under the 2013 Equity Plan.

Stock Based Compensation Cost

Stock-based compensation cost for the years ended December 31, 2018 and 2017 was $1.3 million and $1.1 million, respectively, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). Included in stock-based compensation cost was $0.1 million and $0.2 million of unrestricted stock granted to directors for years ended December 31, 2018 and 2017, respectively. Such grants were awarded consistent with the Board’s compensation practices.

The fair value of options granted during 2017 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions by grant year:

2017 Stock options
Expected life, in years	6.5 years
Risk-free interest rate	1.86% - 2.00%
Volatility	37.0%
Dividend yield	0.0%

The weighted average fair value of stock options issued was $0.77 for the year ended December 31, 2017. There were no stock options granted in the year ended December 31, 2018.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2018 and 2017 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (thousands)
Outstanding at December 31, 2016	1,857,012	$4.28
Granted	1,260,000	1.96
Exercised	—	—
Cancelled, expired or forfeited	(801,977)	3.14
Outstanding at December 31, 2017	2,315,035	$3.41	7.25 years	$498
Exercisable at December 31, 2017	890,384	$4.84	4.67 years	$—
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(314,027)	4.21
Outstanding at December 31, 2018	2,001,008	$3.29	6.60 years	$1,225
Exercisable at December 31, 2018	1,074,508	$4.16	5.65 years	$318

A summary of the status of the Company’s non-vested stock options as of December 31, 2018 and 2017 and changes during the years then ended, is presented below:

	Shares	Weighted average grant date fair value
Non-vested stock options at December 31, 2016	1,180,030	$1.56
Granted	1,260,000	0.79
Vested	(245,402)	1.76
Cancelled, expired or forfeited	(769,977)	1.28
Non-vested stock options at December 31, 2017	1,424,651	0.99
Granted	—	—
Vested	(427,651)	1.16
Cancelled, expired or forfeited	(70,500)	1.10
Non-vested stock options at December 31, 2018	926,500	$0.91

The fair value of options that vested in the years ended December 31, 2018 and 2017 were $0.5 million and $0.4 million, respectively. As of December 31, 2018, there are 579,402 milestone-based options outstanding. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of December 31, 2018, there is approximately $0.6 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Award Activity

The Company issues restricted stock awards under the 2013 Equity Plan. The fair value of these awards is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of restricted stock awards and changes during the years ended December 31, 2018 and 2017 are presented below:

	Shares	Weighted average grant date fair value
Non-vested restricted stock at December 31, 2016	716,250	$2.73
Granted	710,000	1.83
Vested	(181,750)	2.01
Cancelled, expired or forfeited	(259,500)	2.56
Non-vested restricted stock at December 31, 2017	985,000	$2.26
Granted	195,938	2.81
Vested	(361,737)	1.90
Cancelled, expired or forfeited	(55,000)	2.74
Non-vested stock options at December 31, 2018	764,201	$2.54

As of December 31, 2018, 150,000 restricted shares subject to performance-based vesting were still outstanding. As of December 31, 2018, the Company had approximately $1.2 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 3.1 years.

Note 20 - Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2018 and 2017.

Note 21 - Segment Reporting

The Company operates in three segments: “Owned restaurants,” “Owned food, beverage and other,” and “Managed and Licensed operations.” The Owned restaurants segment consists of leased restaurant locations and competes in the full-service dining industry. The Owned food, beverage and other segment consists of hybrid operations, such as where the Company has a leased restaurant location and also has a food and beverage agreement at the same location, typically a hotel, and offsite banquet offerings. The Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

The Company’s Chief Executive Officer (“CEO”), who began serving as the Company’s CEO on October 30, 2017 and has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenues less operating expenses) related to the Company’s three segments, or sources of revenues, which are presented in their entirety within the consolidated statements of operations and comprehensive income (loss).

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the year ended December 31, 2018
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$65,896	$8,137	$—	$74,033
Management, license and incentive fee revenue	—	—	11,568	11,568
Total revenues	65,896	8,137	11,568	85,601

Cost and expenses:
Owned operating expenses:
Cost of sales	17,220	—	—	17,220
Other operating expenses	39,599	—	—	39,599
Owned food, beverage and other expenses	—	7,865	—	7,865
Total owned operating expenses	56,819	7,865	—	64,684
Segment income	$9,077	$272	$11,568	$20,917

General and administrative				11,119
Depreciation and amortization				2,824
Interest expense, net of interest income				1,193
Equity in income of investee companies				(182)
Other				1,343
Income from continuing operations before provision for income taxes				$4,620

	For the year ended December 31, 2017
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$58,654	$10,227	$—	$68,881
Management, license and incentive fee revenue	—	—	10,779	10,779
Total revenues	58,654	10,227	10,779	79,660

Cost and expenses:
Owned operating expenses:
Cost of sales	15,544	—	—	15,544
Other operating expenses	37,076	—	—	37,076
Owned food, beverage and other expenses	—	9,400	—	9,400
Total owned operating expenses	52,620	9,400	—	62,020
Segment income	$6,034	$827	$10,779	$17,640

General and administrative				11,893
Depreciation and amortization				3,051
Interest expense, net of interest income				1,167
Equity in income of investee companies				(168)
Other				5,522
Loss from continuing operations before provision for income taxes				$(3,825)

The following tables show our total assets and capital asset additions by segment for the periods indicated (in thousands):

	For the years ended December 31,
	2018	2017
Total assets:
Owned restaurants	$42,971	$40,570
Owned food, beverage and other operations (1)	7,274	7,385
Managed and licensed operations	5,734	5,060
Total	$55,979	$53,015

(1)	Includes corporate assets

	For the years ended December 31,
	2018	2017
Capital assets additions:
Owned restaurants	$3,297	$3,955
Owned food, beverage and other operations (1)	805	655
Managed and licensed operations	—	—
Total	$4,102	$4,610
(1)	Includes corporate capital asset additions

Note 22 - Geographic Information

The following table contains certain financial information by geographic location for the years ended December 31, 2018 and 2017 (in thousands):

Revenues

	For the years ended December 31,
	2018	2017
Domestic:
Owned restaurants	$65,896	$58,654
Owned food, beverage and other operations	8,137	10,227
Managed and licensed operations	6,214	5,723
Total domestic revenues	$80,247	$74,604
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operations	5,354	5,056
Total international revenues	$5,354	$5,056
Total revenues	$85,601	$79,660

Long-lived assets

	For the years ended December 31,
	2018	2017
Domestic:
Owned restaurants	$38,958	$37,907
Owned food, beverage and other operations	5,375	5,088
Managed and licensed operations	67	109
Total domestic long-lived assets	$44,400	$43,104
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operations	38	148
Total international long-lived assets	$38	$148
Total long-lived assets	$44,438	$43,252

Note 23 - Liquidity

During the year ended December 31, 2018, the Company had net income of $3.9 million and had a working capital deficit of $6.2 million. As of December 31, 2018, the Company's accumulated deficit was $28.7 million. Additionally, as of December 31, 2018, the Company's cash and cash equivalents was $1.6 million, and cash from operations for the years ended December 31, 2018 and 2017 were $6.4 million and $6.0 million, respectively. The Company expects to finance its operations, including the costs of opening planned restaurants, for at least the next twelve months from December 31, 2018 through cash provided by operations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings or warrant or option exercises. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable.

