Form 10-Q
period 2019-03-31
ONE Group Hospitality, Inc.
filed 2019-05-09
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	STKS	Nasdaq

Number of shares of common stock outstanding as of May 8, 2019:  28,628,880

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(Unaudited),
	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,079	$1,592
Accounts receivable	5,946	7,029
Inventory	1,243	1,404
Other current assets	1,570	1,471
Due from related parties, net	123	45
Total current assets	9,961	11,541

Property and equipment, net	40,465	39,347
Operating lease right-of-use assets	40,073	—
Investments	2,684	2,684
Deferred tax assets, net	28	38
Other assets	341	349
Security deposits	2,039	2,020
Total assets	$95,591	$55,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,700	$5,408
Accrued expenses	6,836	8,093
Deferred license revenue	154	171
Deferred gift card revenue and other	783	947
Current portion of operating lease liabilities	2,197	—
Current portion of long-term debt	2,844	3,201
Total current liabilities	18,514	17,820

Deferred license revenue, long-term	1,081	1,008
Due to related parties, long-term	1,197	1,197
Operating lease liability, net of current portion	55,220	—
Deferred rent and tenant improvement allowances	—	16,774
Long-term debt, net of current portion	6,727	7,118
Total liabilities	82,739	43,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,333,561 and 28,313,017 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	43,724	43,543
Accumulated deficit	(27,868)	(28,722)
Accumulated other comprehensive loss	(2,470)	(2,310)
Total stockholders’ equity	13,389	12,514
Noncontrolling interests	(537)	(452)
Total equity	12,852	12,062
Total liabilities and equity	$95,591	$55,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except earnings per share and related share information)

	For the three months ended March 31,
	2019	2018
Revenues:
Owned restaurant net revenues	$17,820	$15,076
Owned food, beverage and other net revenues	2,273	2,005
Total owned revenue	20,093	17,081
Management, license and incentive fee revenue	2,683	2,436
Total revenues	22,776	19,517
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,569	4,034
Owned restaurant operating expenses	10,915	9,378
Total owned restaurant expenses	15,484	13,412
Owned food, beverage and other expenses	2,259	1,689
Total owned operating expenses	17,743	15,101
General and administrative (including stock-based compensation of $181 and $324 for the three months ended March 31, 2019 and 2018 respectively)	2,650	3,055
Depreciation and amortization	942	778
Pre-opening expenses	482	210
Equity in income of investee companies	—	23
Other income, net	(175)	(111)
Total costs and expenses	21,642	19,056
Operating income	1,134	461
Other expenses, net:
Interest expense, net of interest income	269	318
Total other expenses, net	269	318
Income before provision for income taxes	865	143
Provision for income taxes	96	25
Net income	769	118
Less: net loss attributable to noncontrolling interest	(85)	(113)
Net income attributable to The ONE Group Hospitality, Inc.	$854	$231
Currency translation adjustment	(160)	(75)
Comprehensive income	$694	$156

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.03	$0.01
Diluted net income per share	$0.03	$0.01

Shares used in computing basic earnings per share	28,314,820	27,187,657
Shares used in computing diluted earnings per share	29,311,756	27,388,498

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

	Common stock				Accumulated
	Shares	Par value	Additional paid-in capital	Accumulated deficit	other comprehensive loss	Stockholders' equity	Noncontrolling interests	Total
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	—	—	181	—	—	181	—	181
Vesting of restricted shares	20,544	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(160)	(160)	—	(160)
Net income	—	—	—	854	—	854	(85)	769
Balance at March 31, 2019	28,333,561	$3	$43,724	$(27,868)	$(2,470)	$13,389	$(537)	$12,852

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2019	2018
Operating activities:
Net income	$769	$118
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	942	778
Amortization of discount on warrants	50	51
Deferred rent and tenant improvement allowances	—	(18)
Deferred taxes	10	(2)
Income from equity method investments	—	23
Gain on disposition of cost method investment	—	(185)
Stock-based compensation	181	324
Changes in operating assets and liabilities:
Accounts receivable	1,147	190
Inventory	161	115
Other current assets	(96)	(211)
Due from related parties, net	(38)	(99)
Security deposits	(18)	(54)
Other assets	8	(37)
Accounts payable	270	(203)
Accrued expenses	(1,331)	(718)
Operating lease liabilities and right-of-use assets	321	—
Deferred revenue	137	100
Net cash provided by operating activities	2,513	172

Investing activities:
Purchase of property and equipment	(2,060)	(306)
Proceeds from disposition of cost method investment	—	600
Net cash (used in) provided by investing activities	(2,060)	294

Financing activities:
Repayment of term loan	(707)	(694)
Repayment of equipment financing agreement	(91)	(87)
Repayment of business loan and security agreement	—	(62)
Net cash used in financing activities	(798)	(843)
Effect of exchange rate changes on cash	(168)	(28)
Net decrease in cash and cash equivalents	(513)	(405)
Cash and cash equivalents, beginning of year	1,592	1,548
Cash and cash equivalents, end of year	$1,079	$1,143
Supplemental disclosure of cash flow data:
Interest paid	$235	$142
Income taxes paid	191	26
Non-cash amortization of debt issuance costs	$5	$5

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages or licenses upscale, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations globally. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse.

As of March 31, 2019, we owned, operated, managed or licensed 29 venues including 19 STKs in major metropolitan cities in North America, Europe and the Middle East and including F&B services provided to four hotels and casinos in the United States and Europe.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the Company’s opinion, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results expected for the full year. Additionally, the Company believes that the disclosures are sufficient for interim financial reporting purposes.

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”). ASU 2019-01 provided clarification related to adopting Accounting Standard Codification Topic 842, Leases, (“ASC Topic 842”). ASU 2019-01 addresses fair value determinations of underlying assets by lessors, cash flow statement presentation for financing leases, and transition disclosures. The Company adopted ASC Topic 842 as of January 1, 2019 and considered the clarification guidance in ASU 2019-01 as part of its adoption. Refer to Note 12 for additional details regarding the adoption of ASC Topic 842.

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

Note 2 – Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Food	$225	$300
Beverages	1,018	1,104
Total	$1,243	$1,404

Note 3 – Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid taxes	$560	$503
Landlord receivable	195	195
Prepaid expenses	809	680
Other	6	93
Total	$1,570	$1,471

Note 4 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Furniture, fixtures and equipment	$11,024	$10,425
Leasehold improvements	45,531	43,890
Less: accumulated depreciation and amortization	(17,911)	(16,969)
Subtotal	38,644	37,346
Construction in progress	—	336
Restaurant supplies	1,821	1,665
Total	$40,465	$39,347

Depreciation and amortization related to property and equipment amounted to $0.9 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related	$1,878	$1,794
Variable rent, including disputed rent amounts	1,506	1,766
Legal, professional and other services	807	1,028
VAT and sales taxes	530	645
Income taxes and related	416	685
Insurance	317	203
Due to hotels	35	212
Other	1,347	1,760
Total	$6,836	$8,093

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loan agreements	$3,121	$3,828
Promissory notes	6,250	6,250
Equipment financing agreements	661	752
Total long-term debt	10,032	10,830
Less: current portion of long-term debt	(2,844)	(3,201)
Less: discounts on warrants, net	(434)	(479)
Less: debt issuance costs	(27)	(32)
Total long-term debt, net of current portion	$6,727	$7,118

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $1.3 million in letters of credit outstanding for certain restaurants. These letters of credit, which are cash collateralized, are recorded as a component of security deposits on the consolidated balance sheet as of March 31, 2019.

The Company’s term loan agreements with Bank United are secured by substantially all of the Company’s assets. The term loan agreements contain certain affirmative and negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants contained in these agreements require the borrowers to maintain a certain adjusted tangible net worth and a debt service coverage ratio. As of March 31, 2019, the Company is in compliance with all of its financial covenants under the term loan agreements.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2019.

The Company’s long-term debt, including the current portion, is carried at cost on the consolidated balance sheets. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and maturities.

The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows:

	March 31,	December 31,
	2019	2018
Carrying amount of long-term debt, including current portion (1)	$10,032	$10,830
Fair value of long-term debt, including current portion	$6,616	$7,648

(1) Excludes the discounts on warrants, net and debt issuance costs

Note 8 – Nonconsolidated Variable Interest Entities

As of March 31, 2019 and December 31, 2018, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

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

The carrying values of these investments were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Bagatelle Investors	$56	$56
Bagatelle NY	2,628	2,628
Total	$2,684	$2,684

For the three months ended March 31, 2018, the equity in income of investee companies for the equity method investments discussed above was approximately $23.0 thousand. There was no equity in income for the three months ended March 31, 2019.

Additionally, the Company has entered into a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of approximately $44.0 thousand and $37.0 thousand for the three months ended March 31, 2019 and 2018, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of approximately $0.1 million was recorded from this entity for each three months ended March 31, 2019 and 2018.

Net receivables from the Bagatelle Investors and Bagatelle NY included in due from related parties, net were approximately $0.2 million and $0.1 million as of March 31, 2019 and December 31, 2018. These receivables, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

In the three months ended March 31, 2018, the Company sold its 10% interest in a cost method investment, One 29 Park, LLC, for $0.6 million, resulting in a gain of $0.2 million. The gain is included as a component of “other expenses, net” on the consolidated statement of operations and comprehensive income. The investment was accounted for under the cost method of accounting. The Company had also entered into a management agreement with One 29 Park, LLC, under which the Company recorded management fee revenue of $0.1 million for the three months ended March 31, 2018. The management agreement with One 29 Park, LLC terminated on September 30, 2018.

Note 9 – Related Party Transactions

Net amounts due to related parties were $1.1 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively. The Company has not reserved any related party receivables as of March 31,2019 and December 31, 2018.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust (the “Liquidation Trust”). The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust are non-interest bearing and are repayable in 2021 when the trust expires. As of March 31, 2019 and December 31, 2018, the balance due to the Liquidation Trust included in due to related parties, long-term was approximately $1.2 million.

Please refer to Note 8 for details on other transactions with related parties.

Note 10 – Income taxes

The Company’s effective income tax rate was 11.1% for the three months ended March 31 2019 compared to 17.5% for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2019 was lower compared to the three months ended March 31, 2018 primarily due to the tax rates applied to domestic and foreign income (loss). Additionally, the Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions such as New York, New York City, Colorado and Tennessee.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities.

Note 11 – Revenue from contracts with customers

The following table provides information about receivables and contract liabilities, which include deferred license revenue and deferred gift card and gift certificate revenue, from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Receivables (1)	$—	$174
Deferred license revenue (2)	1,235	1,179
Deferred gift card and gift certificate revenue (3)	$331	$491

(1) Receivables are included in accounts receivable on the consolidated balance sheets.

(2) Includes the current and long-term portion of deferred license revenue.

(3) Deferred gift card and gift certificate revenue is included in deferred gift card revenue and other on the consolidated balance sheets.

The Company determined that the services it provides under its licensing agreements are primarily the rights to access and derive benefit from our symbolic intellectual property. As a result, the initial license fees and upfront fees are recognized on a straight-line basis over the term of the license agreement as a component of management, license and incentive fee revenue on the consolidated statement of operations and comprehensive income. Sales-based royalties are recognized as licensee restaurant sales occur.

Significant changes in deferred license revenue for the three months ended March 31, 2019 were as follows (in thousands):

Deferred license revenue, as of December 31, 2018	$1,179
Additions to deferred license revenue	111
Revenue recognized during the period	(55)
Deferred license revenue, as of March 31, 2019	$1,235

As of March 31, 2019, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2019 was as follows (in thousands):

2019, nine months remaining	$143
2020	191
2021	191
2022	163
2023	136
Thereafter	411
Total future estimated deferred license revenue	$1,235

Proceeds from the sale of gift cards and gift certificates are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift card and gift certificates and the Company does not charge any service fees that would result in a decrease to a customer’s available balance. Although the Company will continue to honor all gift card and gift certificates presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards and gift certificates due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card and gift certificate balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income as a component of owned food, beverage and other net revenues.

Significant changes in deferred gift card and gift certificate revenue for the three months ended March 31, 2019 were as follows (in thousands):

Deferred gift card and gift certificate revenue, as of December 31, 2018	$491
Additions to deferred gift card and gift certificates revenue	123
Revenue recognized during the period related to redemptions	(283)
Deferred gift card and gift certificate revenue, as of March 31, 2019	$331

In each of three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.3 million related to our contract liabilities.

Note 12 – Leases

The Company adopted ASC Topic 842 as of January 1, 2019 using the optional transition method and has applied its transition provisions at the beginning of the period of adoption. As a result, the Company did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under Accounting Standard Codification Topic 840, Leases, including its disclosure requirements, in the comparative periods presented.

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

ASC Topic 842 includes practical expedient and policy election choices. The Company elected the practical expedient transition package available in ASC Topic 842 and, as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.

The Company did not elect the hindsight practical expedient, and therefore the Company did not reassess its historical conclusions with regards to whether renewal option periods should be included in the terms of its leases. Given the importance of each of its restaurant locations to its operations, the Company historically concluded that it was reasonably assured of exercising all renewal periods included in its leases as failure to exercise such options would result in an economic penalty. The Company also did not elect the portfolio approach practical expedient, which permits applying the standard to a portfolio of leases with similar characteristics.

Upon adoption on January 1, 2019, the Company recognized right-of-use assets and lease liabilities for operating leases of $41.8 million and $58.9 million, respectively. The difference between the right-of-use asset and lease liability represents the net book value of deferred rent and tenant improvement allowances recognized by the Company as of December 31, 2018, which was adjusted against the right-of-use asset upon adoption of ASC Topic 842. There was no impact to the opening balance of retained earnings upon adoption.

The changes due to the adoption of ASC Topic 842 were as follows (in thousands):

	December 31, 2018	ASC 842 Adjustments	January 1, 2019
Assets
Operating lease right-of-use assets	$—	$41,868	$41,868
Liabilities
Current portion of operating lease liabilities	$—	$3,212	$3,212
Operating lease liability, net of current portion	—	55,679	55,679
Deferred gift card revenue and other	947	(249)	698
Deferred rent and tenant improvement allowances	$16,774	$(16,774)	$—

There was no impact to the Company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The Company enters into contracts to lease office space, restaurant space and equipment with terms that expire at various dates through 2039. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Certain of the Company’s leases also provide for variable rent, which is determined as a percentage of gross sales in excess of specified, minimum sales targets. These variable rents are not included in the calculation of lease payments when classifying a lease and in the measurement of the lease liability as they do not meet the definition of in-substance, fixed-lease payments under ASC Topic 842.

The Company subleases portions of its office and restaurant space where it does not use the entire space for its operations. For the three months ended March 31, 2019, sublease income was $0.2 million, of which $0.1 million was from related party, Bagatelle NY. Refer to Note 8 for details on transactions with this related party.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all leased assets.

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and concluded that a lease for office space required reassessment as the Company had determined not to elect to exercise an option that it had previously determined it was reasonably certain to exercise. As a result, the Company remeasured the lease liability to reflect the change in lease payments, which resulted in a reduction in the operating lease liability and a corresponding adjustment to the operating lease right-of-use asset of $1.2 million in the three months ended March 31, 2019. In addition, there were no impairment indicators identified during the three months ended March 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with Accounting Standard Codification Topic 360, Property, Plant, and Equipment.

The components of lease expense for the period were as follows (in thousands):

March 31,
2019
Lease cost
Operating lease cost	$1,726
Variable lease cost	674
Short-term lease cost	108
Sublease income	(203)
Total lease cost	$2,305

Weighted average remaining lease term – operating leases	14 years
Weighted average discount rate – operating leases	8.25%

Supplemental cash flow information related to leases for the period was as follows (in thousands):

March 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,718
Right-of-use assets obtained in exchange for operating lease obligations	$281

As of March 31, 2019, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2019, nine months remaining	$5,167
2020	6,801
2021	6,545
2022	6,669
2023	6,805
Thereafter	69,536
Total lease payments	101,523
Less: imputed interest	(44,106)
Present value of operating lease liabilities	$57,417

Note 13 – Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units.

For the three months ended March 31, 2019 and 2018, the earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended March 31,
	2019	2018
Net income attributable to The ONE Group Hospitality, Inc.	$854	$231

Basic weighted average shares outstanding	28,314,820	27,187,657
Dilutive effect of stock options, warrants and restricted share units	996,936	200,841
Diluted weighted average shares outstanding	29,311,756	27,388,498

Net income available to common stockholders per share - Basic	$0.03	$0.01
Net income available to common stockholders per share - Diluted	$0.03	$0.01

For the three months ended March 31, 2019, 0.9 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2018, 2.0 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 14 – Stockholders’ Equity

Significant changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2018	$3	$43,543	$(28,722)	$(2,310)	$(452)	$12,062
Stock-based compensation	—	181	—	—	—	181
Loss on foreign currency translation, net	—	—	—	(160)	—	(160)
Net income (loss)	—	—	854	—	(85)	769
Balance at March 31, 2019	$3	$43,724	$(27,868)	$(2,470)	$(537)	$12,852

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2017	$3	$41,007	$(31,979)	$(1,556)	$(922)	$6,553
Adoption of ASC 606 “Revenue from contracts with customers”	—	—	(54)	—	—	(54)
Stock-based compensation	—	324	—	—	—	324
Vesting of restricted shares	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	(75)	—	(75)
Net income (loss)	—	—	231	—	(113)	118
Balance at March 31, 2018	$3	$41,331	$(31,802)	$(1,631)	$(1,035)	$6,866

Note 15 - Stock-Based Compensation

As of March 31, 2019, the Company had 458,746 remaining shares available for issuance under the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Equity Plan”).

Stock-based compensation cost for each of the three months ended March 31, 2019 and 2018 was $0.2 million and is included in general and administrative expenses in the consolidated statement of operations and comprehensive income.

Stock Option Activity

Changes in outstanding stock options during the three months ended March 31, 2019 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (thousands)
Outstanding at December 31, 2018	2,001,008	$3.29
Granted	68,000	2.99
Exercised	—	—
Cancelled, expired or forfeited	(63,000)	2.80
Outstanding at March 31, 2019	2,006,008	$3.29	6.67 years	$1,063
Exercisable at March 31, 2019	1,065,508	$4.16	5.45 years	$—

The fair value of options granted in the three months ended March 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life, in years	8.5 years
Risk-free interest rate	2.62%
Volatility	42.0%
Dividend yield	0.0%

A summary of the status of the Company’s non-vested stock options as of December 31, 2018 and March 31, 2019 and changes during the three months then ended, is presented below:

	Shares	Weighted average grant date fair value
Non-vested stock options at December 31, 2018	926,500	$0.91
Granted	68,000	2.99
Vested	—	—
Cancelled, expired or forfeited	(54,000)	0.99
Non-vested stock options at March 31, 2019	940,500	$0.95

As of March 31, 2019, there are 579,402 milestone-based options outstanding. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of March 31, 2019, there is approximately $0.6 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2013 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three months ended March 31, 2019 is presented below:

	Shares	Weighted average grant date fair value
Non-vested RSUs at December 31, 2018	764,201	$2.54
Granted	142,205	2.93
Vested	(20,544)	2.86
Cancelled, expired or forfeited	(9,000)	2.73
Non-vested RSUs at March 31, 2019	764,201	$2.59

As of March 31, 2019, 150,000 RSUs subject to performance-based vesting were still outstanding. As of March 31, 2019, the Company had approximately $3.2 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.8 years.

Note 16 - Segment Reporting

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

The Company’s Chief Executive Officer (“CEO”), who has been deemed the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and segment profit information (which is defined as revenues less operating expenses) related to the Company’s three segments, or sources of revenues, which are presented in their entirety within the consolidated statements of operations and comprehensive income.

The Company’s operating results by segment were as follows (in thousands):

	For the three months ended March 31, 2019
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$17,820	$2,273	$—	$20,093
Management, license and incentive fee revenue	—	—	2,683	2,683
Total revenues	17,820	2,273	2,683	22,776

Cost and expenses:
Owned operating expenses:
Cost of sales	4,569	—	—	4,569
Other operating expenses	10,915	—	—	10,915
Owned food, beverage and other expenses	—	2,259	—	2,259
Total owned operating expenses	15,484	2,259	—	17,743
Segment income	$2,336	$14	$2,683	$5,033

General and administrative				2,650
Depreciation and amortization				942
Interest expense, net of interest income				269
Equity in income of investee companies				—
Other				307
Income before provision for income taxes				$865

	For the three months ended March 31, 2018
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$15,076	$2,005	$—	$17,081
Management, license and incentive fee revenue	—	—	2,436	2,436
Total revenues	15,076	2,005	2,436	19,517

Cost and expenses:
Owned operating expenses:
Cost of sales	4,034	—	—	4,034
Other operating expenses	9,378	—	—	9,378
Owned food, beverage and other expenses	—	1,689	—	1,689
Total owned operating expenses	13,412	1,689	—	15,101
Segment income	$1,664	$316	$2,436	$4,416

General and administrative				3,055
Depreciation and amortization				778
Interest expense, net of interest income				318
Equity in loss of investee companies				23
Other				99
Income before provision for income taxes				$143

The Company’s total assets by segment for the periods indicated were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Total assets:
Owned restaurants	$75,272	$42,971
Owned food, beverage and other operations (1)	15,591	7,274
Managed and licensed operations	4,728	5,734
Total	$95,591	$55,979

(1) Includes corporate assets

The Company’s total assets increased $40.1 million as of March 31, 2019 compared to December 31, 2018 as a result of adopting ASC Topic 842 during the first quarter of 2019. Refer to Note 12 for additional information regarding the adoption of ASC Topic 842.

The Company’s capital asset additions by segment for the periods indicated were as follows (in thousands):

	For the three months ended March 31,
	2019	2018
Capital assets additions:
Owned restaurants	$1,762	$301
Owned food, beverage and other operations (1)	298	5
Managed and licensed operations	—	—
Total	$2,060	$306

(1) Includes corporate capital asset additions

Note 17 - Geographic Information

The following tables contains certain financial information by geographic location for the three months ended March 31, 2019 and 2018 (in thousands):

Revenues

	For the three months ended March 31,
	2019	2018
Domestic:
Owned restaurants	$17,820	$15,076
Owned food, beverage and other operations	2,273	2,005
Managed and licensed operations	1,687	1,687
Total domestic revenues	$21,780	$18,768
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operationstv520238	996	749
Total international revenues	$996	$749
Total revenues	$22,776	$19,517

Long-lived assets

	March 31,	December 31,
	2019	2018
Domestic:
Owned restaurants	$72,532	$38,958
Owned food, beverage and other operations	13,002	5,375
Managed and licensed operations	59	67
Total domestic long-lived assets	$85,593	$44,400
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operations	37	38
Total international long-lived assets	$37	$38
Total long-lived assets	$85,630	$44,438

Note 18 – Litigation

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 19 - Liquidity

During the three months ended March 31, 2019, the Company had net income of $0.8 million and had a working capital deficit of $8.6 million. As of March 31, 2019, the Company's accumulated deficit was $27.9 million. Additionally, as of March 31, 2019, the Company's cash and cash equivalents was $1.1 million, and cash from operations for the three months ended March 31, 2019 and 2018 were $2.5 million and $0.2 million, respectively. The Company expects to finance its operations, including the costs of opening planned restaurants, for at least the next twelve months from March 31, 2019 primarily through cash provided by operations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings or warrant or option exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and, involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include, the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation, litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We opened our first restaurant in January 2004 in New York City and, as of March 31, 2019, we owned, operated, managed or licensed 29 venues including 19 STKs in major metropolitan cities in North America, Europe and the Middle East. In addition, we provided food and beverage services in four hotels and casinos. We generate management and incentive fee revenue (profit sharing) from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2019:

	Venues
	STK(1)	Bagatelle	Radio	Hideout	Marconi	Heliot	F&B Services	Total
Domestic
Owned	10	—	—	1	—	—	1	12
Managed	1	1	—	—	—	—	—	2
Licensed	—	—	—	—	—	—	—	—
Total domestic	11	1	—	1	—	—	1	14
International
Owned	—	—	—	—	—	—	—	—
Managed	3	—	2	—	1	1	3	10
Licensed	5	—	—	—	—	—	—	5
Total international	8	—	2	—	1	1	3	15
Total venues	19	1	2	1	1	1	4	29

(1) Locations with an STK and STK Rooftop are considered one venue location. This includes the rooftop in San Diego, CA, which is a licensed location.

Net income attributable to The ONE Group Hospitality, Inc. for the three months ended March 31, 2019 was $0.9 million compared to $0.2 million for the three months ended March 31, 2018. The increase was primarily due to overall sales growth and profitability improvements from existing restaurants, newly owned restaurants and managed and licensed locations combined with labor and spending efficiencies. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar.

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

We did not enter into any new F&B hospitality agreements for the three months ended March 31, 2019. In 2019, we plan to add one managed F&B location in Florence, Italy. Going forward, we expect to enter into one to two new F&B hospitality agreements annually.

Increase Our Operating Efficiency and Increase Same Store Sales. In addition to expanding into new cities and hospitality venues, we intend to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items.

We expect domestic STK same store sales (“SSS”) to grow in 2019 between 3% and 4%. For the three months ended March 31, 2019, our SSS increased 8.6% compared to the same prior year period. We consider a domestic owned or managed restaurant to be comparable in the first full quarter following its 18th month of operation to remove the impact of new restaurant openings in comparing the operations of existing restaurants. Our comparable restaurant base for SSS consisted of nine domestic restaurants for the three months ended March 31, 2019.

We believe that our operating margins will improve through growth in SSS and a reduction of store-level operating expenses. Our store-level margins for owned STK locations increased 210 basis points for the three months ended March 31, 2019. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We opened two restaurants in 2019: an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the three months ended March 31, 2019 was $110.83 compared to $108.89 for the three months ended March 31, 2018.

Average Comparable Restaurant Volume. Average comparable restaurant volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable restaurant volume for the three months ended March 31, 2019 and March 31, 2018 was $2.7 million and $2.5 million, respectively.

Same Store Sales. SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period. This measure includes total revenue from our owned and managed STK locations, and it excludes revenues from our owned F&B services locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure. Domestic SSS increased 8.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

See Note 16 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the trailing twelve months ended March 31, 2019, beverage sales comprised 36% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 64%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 37% and 35% of our food and beverage costs for the three months ended March 31, 2019 and 2018, respectively.

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

Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable portions of rent, non-cash rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.

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

Repairs and maintenance. Repairs and maintenance consist of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

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

Depreciation and amortization. Depreciation and amortization consist principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures. Because we intend to support our growth initiatives with an increasing number of managed and licensed restaurant openings, depreciation and amortization is not expected to increase significantly in the near future.

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

Equity in income of subsidiaries. This represents the income that we record under the cost or equity method of accounting for entities that are not consolidated. Included in this amount is our approximate 51% ownership of Bagatelle New York, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through two of our subsidiaries.

Other Items

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation and results from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance, because they eliminate non-cash expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key measure used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to table on page 28 for our reconciliation of net income to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended March 31,
	2019	2018
Revenues:
Owned restaurant net revenues	$17,820	$15,076
Owned food, beverage and other net revenues	2,273	2,005
Total owned revenue	20,093	17,081
Management, license and incentive fee revenue	2,683	2,436
Total revenues	22,776	19,517
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,569	4,034
Owned restaurant operating expenses	10,915	9,378
Total owned restaurant expenses	15,484	13,412
Owned food, beverage and other expenses	2,259	1,689
Total owned operating expenses	17,743	15,101
General and administrative (including stock-based compensation of $181 and $324, respectively)	2,650	3,055
Depreciation and amortization	942	778
Pre-opening expenses	482	210
Equity in income of investee companies	—	23
Other income, net	(175)	(111)
Total costs and expenses	21,642	19,056
Operating income	1,134	461
Other expenses, net:
Interest expense, net of interest income	269	318
Total other expenses, net	269	318
Income before provision for income taxes	865	143
Provision for income taxes	96	25
Net income	769	118
Less: net loss attributable to noncontrolling interest	(85)	(113)
Net income attributable to The ONE Group Hospitality, Inc.	$854	$231

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended March 31,
	2019	2018
Revenues:
Owned restaurant net revenues	78.2%	77.2%
Owned food, beverage and other net revenues	10.0%	10.3%
Total owned revenue	88.2%	87.5%
Management, license and incentive fee revenue	11.8%	12.5%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	25.6%	26.8%
Owned restaurant operating expenses (1)	61.3%	62.2%
Total owned restaurant expenses (1)	86.9%	89.0%
Owned food, beverage and other expenses (2)	99.4%	84.2%
Total owned operating expenses (3)	88.3%	88.4%
General and administrative (including stock-based compensation of 0.8% and 1.7%, respectively)	11.6%	15.7%
Depreciation and amortization	4.1%	4.0%
Pre-opening expenses	2.1%	1.1%
Equity in income of investee companies	—%	0.1%
Other income, net	(0.8)%	(0.6)%
Total costs and expenses	95.0%	97.6%
Operating income	5.0%	2.4%
Other expenses, net:
Interest expense, net of interest income	1.2%	1.6%
Total other expenses, net	1.2%	1.6%
Income before provision for income taxes	3.8%	0.7%
Provision for income taxes	0.4%	0.1%
Net income	3.4%	0.6%
Less: net loss attributable to noncontrolling interest	(0.4)%	(0.6)%
Net income attributable to The ONE Group Hospitality, Inc.	3.7%	1.2%

(1) These expenses are being shown as a percentage of owned restaurant net revenues.

(2) These expenses are being shown as a percentage of owned food, beverage and other net revenues.

(3) These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the three months ended March 31, 2019
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$17,820	$2,273	$—	$20,093
Management, license and incentive fee revenue	—	—	2,683	2,683
Total revenues	17,820	2,273	2,683	22,776

Cost and expenses:
Owned operating expenses:
Cost of sales	4,569	—	—	4,569
Other operating expenses	10,915	—	—	10,915
Owned food, beverage and other expenses	—	2,259	—	2,259
Total owned operating expenses	15,484	2,259	—	17,743
Segment income	$2,336	$14	$2,683	$5,033

General and administrative				2,650
Depreciation and amortization				942
Interest expense, net of interest income				269
Equity in income of investee companies				—
Other				307
Income before provision for income taxes				$865

	For the three months ended March 31, 2018
	Owned restaurants	Owned food, beverage and other	Managed and licensed operations	Total
Revenues:
Owned net revenues	$15,076	$2,005	$—	$17,081
Management, license and incentive fee revenue	—	—	2,436	2,436
Total revenues	15,076	2,005	2,436	19,517

Cost and expenses:
Owned operating expenses:
Cost of sales	4,034	—	—	4,034
Other operating expenses	9,378	—	—	9,378
Owned food, beverage and other expenses	—	1,689	—	1,689
Total owned operating expenses	13,412	1,689	—	15,101
Segment income	$1,664	$316	$2,436	$4,416

General and administrative				3,055
Depreciation and amortization				778
Interest expense, net of interest income				318
Equity in loss of investee companies				23
Other				99
Income before provision for income taxes				$143

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2019	2018
Net income attributable to The ONE Group Hospitality, Inc.	$854	$231
Net loss attributable to noncontrolling interest	(85)	(113)
Net income	769	118
Interest expense, net of interest income	269	318
Provision for income taxes	96	25
Depreciation and amortization	942	778
EBITDA	2,076	1,239
Non-cash rent expense (1)	(87)	(20)
Pre-opening expenses	482	210
Stock-based compensation	181	324
Adjusted EBITDA	2,652	1,753
Adjusted EBITDA attributable to noncontrolling interest	(36)	(42)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$2,688	$1,795

(1) Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the statement of operations and comprehensive income.

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $2.7 million, or 18.2%, from $15.1 million for the three months ended March 31, 2018 to $17.8 million for the three months ended March 31, 2019. This increase was primarily due to the opening of our restaurant in San Diego, California in July 2018 and increased sales at our existing locations. Additionally, in March 2019, we opened our STK restaurant in Nashville, Tennessee. SSS increased 8.6% and average check increased 2.3% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our Denver location, which opened in January 2017, was considered a comparable location for SSS in the three months ended March 31, 2019. To drive revenue, among several strategies, we have recently begun opening our restaurants earlier to take advantage of happy-hour and pre-dinner time frames. We are also now open during lunch hours in several locations.

Owned food, beverage and other revenues. Owned food, beverage and other revenues increased $0.3 million, or 13.4%, from $2.0 million for the three months ended March 31, 2018 to $2.3 million for the three months ended March 31, 2019. The increase in revenue was primarily related to the 2019 Super Bowl party in Atlanta, Georgia for which there was not a similar event in 2018.

Management and license fee revenue. Revenue generated from the restaurants and lounges we operate under management or license agreements, and from F&B services at hospitality venues affects the amount of management and incentive fees that we earn. Management and license fee revenues increased $0.2 million, or 10.1%, from $2.4 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. The increase was primarily related to new STK licensed locations that opened in 2018, including in Mexico City, Mexico and Dubai, United Arab Emirates. Additionally, in March of 2019, we opened a licensed STK restaurant in Doha, Qatar.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $0.5 million, or 13.3%, from $4.0 million for the three months ended March 31, 2018 to $4.6 million for the three months ended March 31, 2019. This increase was primarily due to increased sales at our existing, owned locations and the opening of our restaurant in San Diego, California in July 2018. Additionally, in March 2019, we opened our STK restaurant in Nashville, Tennessee. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.8% for the three months ended March 31, 2018 to 25.6% for the three months ended March 31, 2019 due to the positive impacts of operating initiatives coupled with selective price increases that we implemented in January 2019. Food revenues as a percentage of total food and beverage revenues were approximately 64% and 68% for the three months ended March 31, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $1.5 million, or 16.4%, from $9.4 million for the three months ended March 31, 2018 to $10.9 million for the three months ended March 31, 2019. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 110 basis points from 62.2% for the three months ended March 31, 2018 to 61.3% for the three months ended March 31, 2019. This improvement was due to the leverage of SSS growth and labor and spending efficiencies.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.6 million, or 33.7%, from $1.7 million for the three months ended March 31, 2018 to $2.3 million for the three months ended March 31, 2019. The increase in revenue was primarily related to the 2019 Super Bowl party in Atlanta, Georgia for which there was not a similar event in 2018.

General and administrative. General and administrative costs decreased $0.4 million, or 13.3% from $3.1 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. The decrease was primarily due to reduced stock-based compensation expense as a result of headcount reductions in 2018 as well as reduced external professional fees. General and administrative costs as a percentage of total revenues decreased from 15.7% for the three months ended March 31, 2018 to 11.6% for the three months ended March 31, 2019.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.2 million, or 21.1%, from $0.8 million for the three months ended March 31, 2018 to $0.9 million for the three months ended March 31, 2019. The increase was primarily related to the opening of our restaurant in San Diego, California in July 2018.

Pre-opening expenses. Pre-opening expenses for the three months ended March 31, 2019 were $0.5 million compared to pre-opening expenses of $0.2 million for the three months ended March 31, 2018. In 2018, preopening expenses were primarily related to the development of our restaurant at the Andaz Hotel in San Diego, California, which opened in July 2018. In 2019, our preopening expenses related to the opening of our STK restaurant in Nashville, Tennessee in March 2019.

Equity in income of investee companies. Equity in income of investee companies was approximately $23.0 thousand for the three months ended March 31, 2018. We did not recognize any equity in income of investee companies for the three months ended March 31, 2019.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $0.3 million for each of the three months ending March 31, 2019 and 2018.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2019 was tax expense of $96.0 thousand compared to $25.0 thousand for the three months ended March 31, 2018. Our annual effective tax rate was 9.7% and 15.6% for the three months ended March 31, 2019 and 2018, respectively. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions such as New York, New York City, Colorado and Tennessee.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations.

In the context of our current debt structure and projected cash needs, we believe the cash provided by operations is adequate to support our immediate business operations and plans. As of March 31, 2019, we had cash and cash equivalents of approximately $1.1 million.

We expect that our capital expenditures in 2019 will be less than prior years because we expect that that the Nashville, Tennessee STK restaurant will be the only new, owned restaurant we open in 2019. We currently anticipate our total capital expenditures for 2019, inclusive of all maintenance expenditures, will be approximately $3.5 million.

We expect to fund our anticipated capital expenditures for 2019 with current cash on hand, expected cash flows from operations and proceeds from expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Under our current capital light strategy, we plan to enter into management and license agreements for the operation of STKs where we are not required to contribute significant capital upfront. We expect to rely on our cash flow from operations and continued financing to fund the majority of our planned capital expenditures for 2019.

Our operations have not required significant working capital, and, like many restaurant companies, we have negative working capital. Revenues are received primarily in credit card or cash receipts and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$2,513	$172
Investing activities	(2,060)	294
Financing activities	(798)	(843)
Effect of exchange rate changes on cash	(168)	(28)
Net increase in cash and cash equivalents	$(513)	$(405)

Operating Activities

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018. The increase was primarily attributable to improvements in net income and changes within our working capital accounts due to increased domestic SSS and the openings of our owned STK restaurants in San Diego, California and Nashville, Tennessee in July 2018 and March 2019, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $2.1 million compared to net cash provided by investing activities of $0.3 million for the three months ended March 31, 2018. The difference was attributable to increased capital expenditures in 2019 for purchases of property and equipment, primarily related to the construction of our owned restaurants and general capital expenditures of existing restaurants. Additionally, in 2018, we received of $0.6 million of proceeds related to the sale of our interest in One 29 Park, a restaurant and rooftop bar located in a New York City hotel.

Financing Activities

Net cash used in financing activities for each of the three months ended March 31, 2019 and 2018 was approximately $0.8 million. Net cash used in financing activities primarily relate to repayments for our term loans and equipment financing agreements.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase from the amounts described in “Investing Activities” above. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months at some of our locations.

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

Loan Agreements

As of March 31, 2019, our long-term debt consisted of term loans, promissory notes and equipment financing agreements for which no additional financing was available. In 2019, we made principal payments of approximately $0.8 million towards our long-term debt. As of March 31, 2019, we had approximately $10.0 million of outstanding debt to third parties.

Our term loan agreements with BankUnited contain certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens and encumbrances, indebtedness, mergers, asset sales, investments, assumptions and guaranties of indebtedness of other persons, change in nature of operations, changes in fiscal year and other matters customarily restricted in such agreements. The financial covenants in these agreements require us to maintain a certain adjusted tangible net worth and a debt service coverage ratio. We were in compliance with all of our financial covenants under the BankUnited term loan agreements as of March 31, 2019. Based on current projections, we believe that we will continue to comply with such covenants throughout the twelve months following the issuance of the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements. We do not expect the recent accounting pronouncements discussed in Note 1 to have a significant impact on our consolidated financial position or results of operations.

As of January 1, 2019, we adopted Accounting Standard Codification Topic 842, Leases, (“ASC Topic 842”). Refer to Note 12 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for a detailed description of the impact of implementing ASC Topic 842.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management , with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Beginning January 1, 2019, we implemented ASC Topic 842, Leases. As such, we implemented changes to our processes related to leases and the control activities within them. These included the development of new policies based on the requirements provided in the new standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims common to our industry and in the ordinary course of our business, including lease disputes and employee-related matter. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accrual for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, the resolution of lawsuits is difficult to predict. A significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2019

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer

