Form 10-Q
period 2019-06-30
ONE Group Hospitality, Inc.
filed 2019-08-08
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑37379

THE ONE GROUP HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	14‑1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 W. 14th Street, 2nd Floor, New York, New York	10014
(Address of principal executive offices)	Zip Code

646‑624‑2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	STKS	Nasdaq

Number of shares of common stock outstanding as of August 6, 2019:  28,807,015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(Unaudited),
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$799	$1,592
Accounts receivable	6,567	7,029
Inventory	1,365	1,404
Other current assets	1,440	1,471
Due from related parties, net	343	45
Total current assets	10,514	11,541

Property and equipment, net	40,507	39,347
Operating lease right-of-use assets	39,367	—
Investments	2,684	2,684
Deferred tax assets, net	12	38
Other assets	338	349
Security deposits	2,038	2,020
Total assets	$95,460	$55,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$5,408
Accrued expenses	5,343	8,093
Deferred license revenue	191	171
Deferred gift card revenue and other	650	947
Current portion of operating lease liabilities	2,201	—
Current portion of long-term debt	1,065	3,201
Total current liabilities	15,559	17,820

Deferred license revenue, long-term	999	1,008
Due to related parties, long-term	—	1,197
Operating lease liability, net of current portion	54,639	—
Deferred rent and tenant improvement allowances	—	16,774
Long-term debt, net of current portion	11,238	7,118
Total liabilities	82,435	43,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,520,530 and 28,313,017 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	44,180	43,543
Accumulated deficit	(28,190)	(28,722)
Accumulated other comprehensive loss	(2,590)	(2,310)
Total stockholders’ equity	13,403	12,514
Noncontrolling interests	(378)	(452)
Total equity	13,025	12,062
Total liabilities and equity	$95,460	$55,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except earnings per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	$18,809	$15,520	$36,629	$30,596
Owned food, beverage and other net revenues	2,134	2,083	4,407	4,088
Total owned revenue	20,943	17,603	41,036	34,684
Management, license and incentive fee revenue	2,656	2,708	5,339	5,144
Total revenues	23,599	20,311	46,375	39,828
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	5,068	4,037	9,637	8,071
Owned restaurant operating expenses	11,856	9,399	22,771	18,777
Total owned restaurant expenses	16,924	13,436	32,408	26,848
Owned food, beverage and other expenses	2,225	2,025	4,484	3,714
Total owned operating expenses	19,149	15,461	36,892	30,562
General and administrative (including stock-based compensation of $456, $344, $637 and $668 for the three and six months ended June 30, 2019 and 2018 respectively)	2,704	2,615	5,354	5,670
Depreciation and amortization	1,004	901	1,946	1,679
Lease termination expense	141	90	141	90
Pre-opening expenses	63	671	545	881
Transaction costs	152	—	152	—
Equity in income of investee companies	—	(134)	—	(111)
Other income, net	(91)	(66)	(266)	(177)
Total costs and expenses	23,122	19,538	44,764	38,594
Operating income	477	773	1,611	1,234
Other expenses, net:
Interest expense, net of interest income	218	290	487	608
Loss on early debt extinguishment	437	—	437	—
Total other expenses, net	655	290	924	608
(Loss) income before provision for income taxes	(178)	483	687	626
(Benefit) provision for income taxes	(15)	169	81	194
Net (loss) income	(163)	314	606	432
Less: net income attributable to noncontrolling interest	159	133	74	20
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(322)	$181	$532	$412
Currency translation (loss) gain	(120)	141	(280)	66
Comprehensive (loss) income	$(442)	$322	$252	$478

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) income per share	$(0.01)	$0.01	$0.02	$0.02
Diluted net (loss) income per share	$(0.01)	$0.01	$0.02	$0.01

Shares used in computing basic earnings per share	28,432,510	27,366,322	28,373,974	27,277,483
Shares used in computing diluted earnings per share	28,432,510	27,659,448	29,456,764	27,516,884

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	—	—	637	—	—	637	—	637
Vesting of restricted shares	20,544	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(280)	(280)	—	(280)
Net income	—	—	—	532	—	532	74	606
Balance at June 30, 2019	28,333,561	$3	$44,180	$(28,190)	$(2,590)	$13,403	$(378)	$13,025

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2019	2018
Operating activities:
Net income	$606	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,946	1,679
Stock-based compensation	637	668
Loss on early debt extinguishment	437	—
Amortization of discount on warrants	82	101
Deferred rent and tenant improvement allowances	—	359
Deferred taxes	26	(1)
Income from equity method investments	—	(111)
Gain on disposition of cost method investment	—	(185)
Changes in operating assets and liabilities:
Accounts receivable	471	147
Inventory	39	203
Other current assets	30	(28)
Due from related parties, net	(298)	(365)
Security deposits	(18)	(60)
Other assets	11	(23)
Accounts payable	705	(199)
Accrued expenses	(2,943)	(244)
Operating lease liabilities and right-of-use assets	450	—
Deferred revenue	(37)	(40)
Net cash provided by operating activities	2,144	2,333

Investing activities:
Purchase of property and equipment	(2,917)	(1,926)
Proceeds from disposition of cost method investment	—	600
Net cash used in investing activities	(2,917)	(1,326)

Financing activities:
Borrowings on revolving credit facility	2,150	—
Borrowings of term loan	10,000	—
Repayment of term loans	(3,828)	(1,401)
Repayment of promissory notes	(6,250)	—
Repayment of due to related parties, long-term	(1,197)	—
Repayment of equipment financing agreement	(184)	(175)
Repayment of business loan and security agreement	—	(62)
Debt issuance costs	(421)	—
Net cash provided by (used in) financing activities	270	(1,638)
Effect of exchange rate changes on cash	(290)	16
Net decrease in cash and cash equivalents	(793)	(615)
Cash and cash equivalents, beginning of year	1,592	1,548
Cash and cash equivalents, end of year	$799	$933
Supplemental disclosure of cash flow data:
Interest paid	$483	$484
Income taxes paid	193	—
Non-cash amortization of debt issuance costs	$14	$—

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

As of June 30, 2019, we owned, operated, managed or licensed 29 venues, including 19 STKs, in major metropolitan cities in North America, Europe and the Middle East and provided F&B services to three hotels and one casino in the United States and Europe.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2019‑01, “Leases (Topic 842): Codification Improvements” (“ASU 2019‑01”). ASU 2019‑01 provided clarification related to adopting Accounting Standard Codification Topic 842, Leases, (“ASC Topic 842”). ASU 2019‑01 addresses fair value determinations of underlying assets by lessors, cash flow statement presentation for financing leases, and transition disclosures. The Company adopted ASC Topic 842 as of January 1, 2019 and considered the clarification guidance in ASU 2019‑01 as part of its adoption. Refer to Note 12 for additional details regarding the adoption of ASC Topic 842.

In October 2018, the FASB issued ASU No. 2018‑17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018‑17”). ASU 2018‑17 states that indirect interests held through related parties in common control arrangements should be considered on a proportional basis to determine whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a variable interest entity. ASU 2018‑17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities are required to adopt the new guidance retrospectively with a cumulative adjustment to retained earnings at the beginning of the earliest period presented. The Company is evaluating the effects of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018‑13”). ASU 2018‑13 eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in ASU 2018‑13 are effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effects of ASU 2018‑13 on its consolidated financial statements but does not expect the adoption of ASU 2018‑13 to be material.

In August 2018, the FASB issued ASU No. 2018‑15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018‑15”). ASU 2018‑15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018‑15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is evaluating the effects of this pronouncement on its consolidated financial statements.

Note 2 – Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Food	$237	$300
Beverages	1,128	1,104
Total	$1,365	$1,404

Note 3 – Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid taxes	$521	$503
Landlord receivable	195	195
Prepaid expenses	667	680
Other	57	93
Total	$1,440	$1,471

Note 4 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Furniture, fixtures and equipment	$11,588	$10,425
Leasehold improvements	45,903	43,890
Less: accumulated depreciation and amortization	(18,915)	(16,969)
Subtotal	38,576	37,346
Construction in progress	—	336
Restaurant supplies	1,931	1,665
Total	$40,507	$39,347

Depreciation and amortization related to property and equipment amounted to $1.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Variable rent, including disputed rent amounts	$1,577	$1,766
Legal, professional and other services	1,034	645
Payroll and related	830	1,794
VAT and sales taxes	431	1,028
Insurance	426	203
Income taxes and related	284	685
Due to hotels	—	212
Other	761	1,760
Total	$5,343	$8,093

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loan agreements	$10,000	$3,828
Revolving credit facility	2,150	—
Equipment financing agreements	569	752
Promissory notes	—	6,250
Total long-term debt	12,719	10,830
Less: current portion of long-term debt	(1,065)	(3,201)
Less: debt issuance costs	(416)	(32)
Less: discounts on warrants, net	—	(479)
Total long-term debt, net of current portion	$11,238	$7,118

Interest expense for all the Company’s debt arrangements, excluding the loss on early debt extinguishment and the amortization of debt issuance costs,  other discounts and fees, was approximately $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018 and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $1.3 million in letters of credit outstanding for certain restaurants, including $36.9 thousand of standby letters of credit and $1.3 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the consolidated balance sheet as of June 30, 2019.

Bank of America, N.A. Credit Agreement

On May 15, 2019, the Company entered into a Credit Agreement with Bank of America, N.A (“Credit Agreement”). The Credit Agreement provides for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matures in May 2024. In conjunction with entering into the Credit Agreement, the Company incurred $0.4 million of debt issuance costs, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets.

The Credit Agreement contains several financial covenants, including (a) a maximum consolidated leverage ratio of (i) 4.75 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2020 and (ii) 4.50 to 1.00 as of the end of any fiscal quarter thereafter and (b) a minimum consolidated fixed charge coverage ratio of 1.35 to 1.00.

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) or (b) a base rate equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%; provided that the base rate may not be less than zero. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 2.75% and 3.50% (for LIBOR rate loans) and 1.75% and 2.50% (for base rate loans).

The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of June 30, 2019, the Company is in compliance with the covenants required by the Credit Agreement.

Debt Extinguishment

In conjunction with entering into the Credit Agreement on May 15, 2019, the Company prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. The Company recognized a $0.4 million loss on early debt extinguishment within other expenses, net on the consolidated statements of operations and comprehensive income, primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, the Company prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party. Please refer to Note 9 for additional details on transactions with related parties.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2019.

The Company’s long-term debt, including the current portion, is carried at cost on the consolidated balance sheets. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and maturities.

The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Carrying amount of long-term debt, including current portion (1)	$10,569	$10,830
Fair value of long-term debt, including current portion	$8,728	$7,648

(1)	Excludes the discounts on warrants, net and debt issuance costs

Note 8 – Nonconsolidated Variable Interest Entities

As of June 30, 2019 and December 31, 2018, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. In the three months ended June 30, 2019, Bagatelle NY notified the Company that it had no intent to renew its sublease with the Company for the restaurant space. As a result, the Company determined that it no longer had the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of June 30, 2019, the Company recorded its retained interests in Bagatelle Investors and Bagatelle NY as cost method investments, with the initial basis being the previous carrying amounts of the investments. Prior to June 30, 2019, the Company had accounted for its investments in these entities under the equity method of accounting based on management’s assessment that it was not the primary beneficiary of these entities because it did not have the power to direct their day to day activities. The Company has provided no additional types of support to these entities than what is contractually required.

The carrying values of these investments were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Bagatelle Investors	$56	$56
Bagatelle NY	2,628	2,628
Total	$2,684	$2,684

For the each of the three and six months ended June 30, 2018, the equity in income of investee companies for the equity method investments discussed above was approximately $0.1 million. There was no equity in income for the three and six months ended June 30, 2019.

Additionally, the Company has a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of approximately $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of approximately $0.2 million and $0.1 million was recorded from this entity for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million was recorded from this entity for the each of the six months ended June 30, 2019 and 2018, respectively.

Net receivables from the Bagatelle Investors and Bagatelle NY included in due from related parties, net were approximately $0.3 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively. These receivables, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

In the first quarter of 2018, the Company sold its 10% interest in a cost method investment, One 29 Park, LLC, for $0.6 million, resulting in a gain of $0.2 million. The gain is included as a component of other income, net on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2018. The investment was accounted for under the cost method of accounting. The Company had also entered into a management agreement with One 29 Park, LLC, under which the Company recorded management fee revenue of $0.1 million and $0.2 million for the three and six months ended June 30, 2018. The management agreement with One 29 Park, LLC terminated on September 30, 2018.

Note 9 – Related Party Transactions

Net amounts due to related parties were $0.3 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively. The Company has not reserved any related party receivables as of June 30, 2019 and December 31, 2018.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust. The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust were non-interest bearing and were repayable in 2021 when the trust expires. In conjunction with entering into the Credit Agreement on May 15, 2019, the Company prepaid the $1.2 million balance due to the TOG Liquidation Trust. As a result of the prepayment, there was no amount outstanding to the TOG Liquidation Trust as of June 30, 2019. As of December 31, 2018, the $1.2 million balance due to the Liquidation Trust was included in due to related parties, long-term.

Please refer to Note 8 for details on other transactions with other related parties, and refer to Note 6 for details related to the Credit Agreement.

Note 10 – Income taxes

The Company’s effective income tax rate was 10.2% for the six months ended June 30 2019 compared to 31.0% for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019 was lower compared to the six months ended June 30, 2018 primarily due to the tax rates applied to domestic and foreign income (loss). Additionally, the Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions such as New York, New York City, Colorado and Tennessee.

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

Note 11 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities, which include deferred license revenue and deferred gift card and gift certificate revenue, from contracts with customers (in thousands):

	June 30,	December 31,
	2019	2018
Receivables (1)	$125	$174
Deferred license revenue (2)	1,190	1,179
Deferred gift card and gift certificate revenue (3)	$221	$491

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card and gift certificate revenue is included in deferred gift card revenue and other on the consolidated balance sheets.

The Company determined that the services it provides under its licensing agreements are primarily the rights to access and derive benefit from our symbolic intellectual property. As a result, the initial license fees and upfront fees are recognized on a straight-line basis over the term of the license agreement as a component of management, license and incentive fee revenue on the consolidated statements of operations and comprehensive income. Sales-based royalties are recognized as licensee restaurant sales occur.

Significant changes in deferred license revenue for the six months ended June 30, 2019 were as follows (in thousands):

Deferred license revenue, as of December 31, 2018	$1,179
Additions to deferred license revenue	111
Revenue recognized during the period	(100)
Deferred license revenue, as of June 30, 2019	$1,190

As of June 30, 2019, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2019 was as follows (in thousands):

2019, six months remaining	$95
2020	191
2021	191
2022	166
2023	136
Thereafter	411
Total future estimated deferred license revenue	$1,190

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

Significant changes in deferred gift card and gift certificate revenue for the six months ended June 30, 2019 were as follows (in thousands):

Deferred gift card and gift certificate revenue, as of December 31, 2018	$491
Additions to deferred gift card and gift certificates revenue	296
Revenue recognized during the period related to redemptions	(566)
Deferred gift card and gift certificate revenue, as of June 30, 2019	$221

The Company recognized revenue of $0.3 million and $0.2 million related to our contract liabilities, which include deferred license revenue and deferred gift card and gift certificate revenue, in the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.5 million in the six months ended June 30, 2019 and 2018, respectively.

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

ASC Topic 842 includes practical expedient and policy election choices. The Company elected the practical expedient transition package available in ASC Topic 842 and, as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. Additionally, the Company has elected not to separate the accounting for lease components and non-lease components, for all leased assets.

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

The changes due to the adoption of ASC Topic 842 were as follows (in thousands):

		ASC 842
	December 31, 2018	Adjustments	January 1, 2019
Assets
Operating lease right-of-use assets	$—	$41,868	$41,868
Liabilities
Current portion of operating lease liabilities	$—	$3,212	$3,212
Operating lease liability, net of current portion	—	55,679	55,679
Deferred gift card revenue and other	947	(249)	698
Deferred rent and tenant improvement allowances	$16,774	$(16,774)	$—

There was no impact to the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

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

Certain of the Company’s leases also provide for percentage rent, which are variable lease costs determined as a percentage of gross sales in excess of specified, minimum sales targets, as well as other variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services.  These percentage rents and other variable lease costs are not included in the calculation of lease payments when classifying a lease and in the measurement of the lease liability as they do not meet the definition of in-substance, fixed-lease payments under ASC Topic 842.

The Company subleases portions of its office and restaurant space where it does not use the entire space for its operations. For the three and six months ended June 30, 2019, sublease income was $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.3 million, respectively, was from related party, Bagatelle NY. Refer to Note 8 for details on transactions with this related party.

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and concluded that a lease for office space required reassessment as the Company had determined not to elect to exercise an option that it had previously determined it was reasonably certain to exercise. As a result, the Company remeasured the lease liability to reflect the change in lease payments, which resulted in a reduction in the operating lease liability and a corresponding adjustment to the operating lease right-of-use asset of $1.2 million in the six months ended June 30,  2019. In addition, there were no impairment indicators identified during the six months ended June 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with Accounting Standard Codification Topic 360, Property, Plant, and Equipment.

The components of lease expense for the period were as follows (in thousands):

June 30,
2019
Lease cost
Operating lease cost	$3,372
Variable lease cost	1,297
Short-term lease cost	214
Sublease income	(474)
Total lease cost	$4,409

Weighted average remaining lease term – operating leases	14 years
Weighted average discount rate – operating leases	8.25%

Supplemental cash flow information related to leases for the period was as follows (in thousands):

June 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,456
Right-of-use assets obtained in exchange for operating lease obligations	$281

As of June 30, 2019, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2019, six months remaining	$3,572
2020	6,731
2021	6,472
2022	6,593
2023	6,727
Thereafter	69,504
Total lease payments	99,599
Less: imputed interest	(42,759)
Present value of operating lease liabilities	$56,840

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

For the three and six months ended June 30, 2019 and 2018, the earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(322)	$181	$532	$412

Basic weighted average shares outstanding	28,432,510	27,366,322	28,373,974	27,277,483
Dilutive effect of stock options, warrants and restricted share units	—	293,126	1,082,789	239,401
Diluted weighted average shares outstanding	28,432,510	27,659,448	29,456,764	27,516,884

Net (loss) income available to common stockholders per share - Basic	$(0.01)	0.01	$0.02	$0.02
Net (loss) income available to common stockholders per share - Diluted	$(0.01)	$0.01	$0.02	$0.01

For the six months ended June 30, 2019, 1.0 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the three and six months ended June 30,

2018, 1.8 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2019, all equivalent shares underlying options, warrants and restricted share units were anti-dilutive as the Company was in a net loss position.

Note 14 – Stockholders’ Equity

Significant changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2018	$3	$43,543	$(28,722)	$(2,310)	$(452)	$12,062
Stock-based compensation	—	181	—	—	—	181
Loss on foreign currency translation, net	—	—	—	(160)	—	(160)
Net income (loss)	—	—	854	—	(85)	769
Balance at March 31, 2019	3	43,724	(27,868)	(2,470)	(537)	12,852
Stock-based compensation	—	456	—	—	—	456
Loss on foreign currency translation, net	—	—	—	(120)	—	(120)
Net (loss) income	—	—	(322)	—	159	(163)
Balance at June 30, 2019	$3	$44,180	$(28,190)	$(2,590)	$(378)	$13,025

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2017	$3	$41,007	$(31,979)	$(1,556)	$(922)	$6,553
Adoption of ASC 606 “Revenue from contracts with customers”	—	—	(54)	—	—	(54)
Stock-based compensation	—	324	—	—	—	324
Loss on foreign currency translation, net	—	—	—	(75)	—	(75)
Net income (loss)	—	—	231	—	(113)	118
Balance at March 31, 2018	3	41,331	(31,802)	(1,631)	(1,035)	6,866
Stock-based compensation	—	344	—	—	—	344
Loss on foreign currency translation, net	—	—	—	141	—	141
Net income	—	—	181	—	133	314
Balance at June 30, 2018	$3	$41,675	$(31,621)	$(1,490)	$(902)	$7,665

Note 15 – Stock-Based Compensation

Effective June 4, 2019, the Company’s stockholders approved amendments to the 2013 Employee, Director and Consultant Equity Incentive Plan  (the “2019 Equity Plan”). Among other things, the amendments increased the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 2,300,000 shares to a new maximum aggregate limit of 7,073,922 shares. As of June 30, 2019, the Company had 2,634,177, remaining shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost was  $0.5 and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

Stock Option Activity

Changes in outstanding stock options during the six months ended June 30, 2019 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2018	2,001,008	$3.29
Granted	68,000	2.99
Exercised	—	—
Cancelled, expired or forfeited	(126,000)	2.53
Outstanding at June 30, 2019	1,943,008	$3.33	6.36 years	$1,268
Exercisable at June 30, 2019	1,256,508	$4.01	5.41 years	$477

The fair value of options granted in the six months ended June 30, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life, in years	8.5 years
Risk-free interest rate	2.62%
Volatility	42.0%
Dividend yield	—%

A summary of the status of the Company’s non-vested stock options as of December 31, 2018 and June 30, 2019 and changes during the six months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2018	926,500	$0.91
Granted	68,000	2.99
Vested	(203,000)	1.25
Cancelled, expired or forfeited	(105,000)	0.97
Non-vested stock options at June 30, 2019	686,500	$0.86

As of June 30, 2019, there are 579,402 milestone-based options outstanding. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of June 30, 2019, there is approximately $0.5 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 3.1 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six months ended June 30, 2019 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2018	764,201	$2.54
Granted	301,305	3.09
Vested	(160,044)	2.49
Cancelled, expired or forfeited	(28,000)	2.83
Non-vested RSUs at June 30, 2019	877,462	$2.72

As of June 30, 2019, 150,000 RSUs subject to performance-based vesting were still outstanding. As of June 30, 2019, the Company had approximately $1.8 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 3.0 years.

Note 16 – Segment Reporting

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

The Company’s operating results by segment were as follows (in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$18,809	$2,134	$—	$20,943	$15,520	$2,083	$—	$17,603
Management, license and incentive fee revenue	—	—	2,656	2,656	—	—	2,708	2,708
Total revenues	18,809	2,134	2,656	23,599	15,520	2,083	2,708	20,311

Cost and expenses:
Owned operating expenses:
Cost of sales	5,068	—	—	5,068	4,037	—	—	4,037
Other operating expenses	11,856	—	—	11,856	9,399	—	—	9,399
Owned food, beverage and other expenses	—	2,225	—	2,225	—	2,025	—	2,025
Total owned operating expenses	16,924	2,225	—	19,149	13,436	2,025	—	15,461
Segment income (loss)	$1,885	$(91)	$2,656	$4,450	$2,084	$58	$2,708	$4,850

General and administrative				2,704				2,615
Depreciation and amortization				1,004				901
Interest expense, net of interest income				218				290
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(134)
Other				265				695
(Loss) income before provision for income taxes				$(178)				$483

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$36,629	$4,407	$—	$41,036	$30,596	$4,088	$—	$34,684
Management, license and incentive fee revenue	—	—	5,339	5,339	—	—	5,144	5,144
Total revenues	36,629	4,407	5,339	46,375	30,596	4,088	5,144	39,828

Cost and expenses:
Owned operating expenses:
Cost of sales	9,637	—	—	9,637	8,071	—	—	8,071
Other operating expenses	22,771	—	—	22,771	18,777	—	—	18,777
Owned food, beverage and other expenses	—	4,484	—	4,484	—	3,714	—	3,714
Total owned operating expenses	32,408	4,484	—	36,892	26,848	3,714	—	30,562
Segment income (loss)	$4,221	$(77)	$5,339	$9,483	$3,748	$374	$5,144	$9,266

General and administrative				5,354				5,670
Depreciation and amortization				1,946				1,679
Interest expense, net of interest income				487				608
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(111)
Other				572				794
Income before provision for income taxes				$687				$626

The Company’s total assets by segment for the periods indicated were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total assets:
Owned restaurants	$74,424	$42,971
Owned food, beverage and other operations (1)	15,848	7,274
Managed and licensed operations	5,205	5,734
Total	$95,477	$55,979

(1)	Includes corporate assets and unallocated corporate assets

The Company’s total assets increased $39.4 million as of June 30, 2019 compared to December 31, 2018 as a result of adopting ASC Topic 842 during the first quarter of 2019. Refer to Note 12 for additional information regarding the adoption of ASC Topic 842.

The Company’s capital asset additions by segment for the periods indicated were as follows (in thousands):

	For the six months ended June 30,
	2019	2018
Capital assets additions:
Owned restaurants	$2,530	$1,837
Owned food, beverage and other operations (1)	387	89
Managed and licensed operations	—	—
Total	$2,917	$1,926

(1)	Includes corporate capital asset additions and unallocated corporate additions

Note 17 – Geographic Information

The following tables contain certain financial information by geographic location for the three and six months ended June 30, 2019 and 2018 (in thousands):

Revenues

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Domestic:
Owned restaurants	$18,809	$15,520	$36,629	$30,596
Owned food, beverage and other operations	2,134	2,083	4,407	4,088
Managed and licensed operations	1,595	1,641	3,282	3,328
Total domestic revenues	$22,538	$19,244	$44,318	$38,012
International:
Owned restaurants	—	—	—	—
Owned food, beverage and other operations	—	—	—	—
Managed and licensed operations	1,061	1,067	2,057	1,816
Total international revenues	$1,061	$1,067	$2,057	$1,816
Total revenues	$23,599	$20,311	$46,375	$39,828

Long-lived assets

	June 30,	December 31,
	2019	2018
Domestic:
Owned restaurants	$72,192	$38,958
Owned food, beverage and other operations	12,684	5,375
Managed and licensed operations	33	67
Total domestic long-lived assets	$84,909	$44,400
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operations	37	38
Total international long-lived assets	$37	$38
Total long-lived assets	$84,946	$44,438

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation, litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

We opened our first restaurant in January 2004 in New York City and, as of June 30, 2019, we owned, operated, managed or licensed 29 venues, including 19 STKs, in major metropolitan cities in North America, Europe and the Middle East. In addition, we provided food and beverage services in three hotels and one casino. We generate management and incentive fee revenue (profit sharing) from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

The table below reflects our venues by restaurant brand and geographic location as of June 30, 2019:

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

Total revenue increased $3.3 million, or 16.3%, to $23.6 million for the three months ended June 30, 2019 compared to $20.3 million for the three months ended June 30, 2018. Total revenue increased $6.6 million, or 16.6%, to $46.4 million for the six months ended June 30, 2019 compared to $39.8 million for the six months ended June 30, 2018.

Operating income decreased $0.3 million, or 37.5%, to $0.5 million for the three months ended June 30, 2019 from $0.8 million for the three months ended June 30, 2019. Operating income increased $0.4 million, or 33.3%, to $1.6 million for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the increase in operating income was primarily due to overall sales growth and profitability improvements from existing restaurants, newly owned restaurants and managed and licensed locations combined with labor and spending efficiencies. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar.

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

We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to approximately 200 restaurants over the foreseeable future. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar. We expect to continue to grow in 2019 with the planned openings of licensed STK locations in Puerto Rico, Mexico and a managed STK location in Scottsdale, Arizona.

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

We expect domestic STK same store sales (“SSS”) to grow between 4% and 6% in 2019. For the three months ended June 30, 2019, our domestic SSS increased 6.4% compared to the same prior year period. For the six months ended June 30, 2019, our domestic SSS increased 7.5% compared to the same prior year period. We consider a domestic owned or managed restaurant to be comparable in the first full quarter following its 18th month of operation to remove the impact of new restaurant openings in comparing the operations of existing restaurants. Our comparable restaurant base for SSS consisted of nine domestic restaurants for the three and six months ended June 30, 2019.

We believe that our operating margins will improve through growth in SSS and a reduction of store-level operating expenses. Our store-level margins for owned STK locations decreased 340 and 70 basis points for the three and six months ended June 30, 2019. As of June 30, 2019, approximately 20% of our owned STK locations were in the first 18 months of operations. New restaurants generally have low store-level margins within the first 18 months of operations. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity.

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

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the three months ended June 30, 2019 was $106.24 compared to $104.66 for the three months ended June 30, 2018. Our average check for SSS restaurants was $108.52 for the six months ended June 30, 2019 compared to $106.50 for the six months ended June 30, 2018.

Average Comparable Restaurant Volume. Average comparable restaurant volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable restaurant volume for the three months ended June 30, 2019 and June 30, 2018 was $2.7 million and $2.5 million, respectively. Our average comparable unit volume for the six months ended June 30, 2019 was $5.4 million compared to $5.0 million for the six months ended June 30, 2018.

Same Store Sales. SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period. This measure includes total revenue from our owned and managed STK locations, and it excludes revenues from our owned F&B services locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure. Domestic SSS increased 6.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Domestic SSS increased 7.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: “Owned restaurants,” “Owned food, beverage and other,” and “Managed and Licensed operations.” Our Owned restaurants segment consists of leased restaurant locations and competes in the full-service dining industry. Our Owned food, beverage and other segment consists of hybrid operations, such as where we have a leased restaurant location and also have a food and beverage agreement at the same location, typically a hotel, and our offsite banquet offerings. The primary component of this segment is our operations at the W Hotel in Beverly Hills, California and activities for our major off-site events group. Our Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

See Note 16 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the trailing twelve months ended June 30, 2019, beverage sales comprised 35% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 65%. This indicator assists management in understanding the trends in gross margins of the restaurants because food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned food, beverage and other net revenue. Owned food, beverage and other net revenues include the sales generated by the STK restaurant at the W Hotel in Los Angeles, California and any ancillary food and beverage hospitality services at the same location. Revenues from our major off-site events group also are reflected in this segment.

Management, license and incentive revenue. Management, license and incentive fee revenues include: (1) management fees received pursuant to management and license agreements that are calculated based on a fixed percentage of revenues at the managed or licensed location; (2) incentive fees based on the operating profitability of a particular venue, as defined in each agreement; and (3) recognition of license fee related revenues, which are recognized over the term of the license.

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

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 36% and 37% of our food and beverage costs for the six months ended June 30, 2019 and 2018, respectively.

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

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK restaurant at either a leased or F&B location. Pre-opening expenses are composed principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. We expect these costs to decrease as we focus our growth towards our capital light model. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Equity in income of subsidiaries. Equity in income of subsidiaries represents the income that we record under the cost or equity method of accounting for entities that are not consolidated. Included in this amount is our approximate 51% ownership of the Bagatelle New York restaurant, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through Bagatelle Investors and Bagatelle NY. As of June 30, 2019, we recorded our interests in Bagatelle Investors and Bagatelle NY as cost method investments.  Prior to June 30, 2019, we had accounted for the investments in these entities under the equity method of accounting. Refer to Note 8 of our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our nonconsolidated investments.

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

Please refer to table on page 28 for our reconciliation of net income to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	$18,809	$15,520	$36,629	$30,596
Owned food, beverage and other net revenues	2,134	2,083	4,407	4,088
Total owned revenue	20,943	17,603	41,036	34,684
Management, license and incentive fee revenue	2,656	2,708	5,339	5,144
Total revenues	23,599	20,311	46,375	39,828
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	5,068	4,037	9,637	8,071
Owned restaurant operating expenses	11,856	9,399	22,771	18,777
Total owned restaurant expenses	16,924	13,436	32,408	26,848
Owned food, beverage and other expenses	2,225	2,025	4,484	3,714
Total owned operating expenses	19,149	15,461	36,892	30,562
General and administrative (including stock-based compensation of $456, $344, $637 and $668 for the three and six months ended June 30, 2019 and 2018 respectively)	2,704	2,615	5,354	5,670
Depreciation and amortization	1,004	901	1,946	1,679
Lease termination expense and asset write-offs	141	90	141	90
Pre-opening expenses	63	671	545	881
Transaction costs	152	—	152	—
Equity in income of investee companies	—	(134)	—	(111)
Other income, net	(91)	(66)	(266)	(177)
Total costs and expenses	23,122	19,538	44,764	38,594
Operating income	477	773	1,611	1,234
Other expenses, net:
Interest expense, net of interest income	218	290	487	608
Loss on early debt extinguishment	437	—	437	—
Total other expenses, net	655	290	924	608
(Loss) income before provision for income taxes	(178)	483	687	626
(Benefit) provision for income taxes	(15)	169	81	194
Net (loss) income	(163)	314	606	432
Less: net income attributable to noncontrolling interest	159	133	74	20
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(322)	$181	$532	$412

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	79.7%	76.4%	79.0%	76.8%
Owned food, beverage and other net revenues	9.0%	10.3%	9.5%	10.3%
Total owned revenue	88.7%	86.7%	88.5%	87.1%
Management, license and incentive fee revenue	11.3%	13.3%	11.5%	12.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	26.9%	26.0%	26.3%	26.4%
Owned restaurant operating expenses (1)	63.0%	60.6%	62.2%	61.4%
Total owned restaurant expenses (1)	90.0%	86.6%	88.5%	87.8%
Owned food, beverage and other expenses (2)	104.3%	97.2%	101.7%	90.9%
Total owned operating expenses (3)	91.4%	87.8%	89.9%	88.1%
General and administrative (including stock-based compensation of 1.9%, 1.7%, 1.4% and 1.7% for the three and six months ended June 30, 2019 and 2018 respectively)	11.5%	12.9%	11.5%	14.2%
Depreciation and amortization	4.3%	4.4%	4.2%	4.2%
Lease termination expense and asset write-offs	0.6%	0.4%	0.3%	0.2%
Pre-opening expenses	0.3%	3.3%	1.2%	2.2%
Transaction costs	0.6%	—%	0.3%	—%
Equity in income of investee companies	—%	(0.7)%	—%	(0.3)%
Other income, net	(0.4)%	(0.3)%	(0.6)%	(0.4)%
Total costs and expenses	98.0%	96.2%	96.5%	96.9%
Operating income	2.0%	3.8%	3.5%	3.1%
Other expenses, net:
Interest expense, net of interest income	0.9%	1.4%	1.1%	1.5%
Loss on early debt extinguishment	1.9%	—%	0.9%	—%
Total other expenses, net	2.8%	1.4%	2.0%	1.5%
(Loss) income before provision for income taxes	(0.8)%	2.4%	1.5%	1.6%
(Benefit) provision for income taxes	(0.1)%	0.8%	0.2%	0.5%
Net (loss) income	(0.7)%	1.5%	1.3%	1.1%
Less: net income attributable to noncontrolling interest	0.7%	0.7%	0.2%	0.1%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(1.4)%	0.9%	1.1%	1.0%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$18,809	$2,134	$—	$20,943	$15,520	$2,083	$—	$17,603
Management, license and incentive fee revenue	—	—	2,656	2,656	—	—	2,708	2,708
Total revenues	18,809	2,134	2,656	23,599	15,520	2,083	2,708	20,311

Cost and expenses:
Owned operating expenses:
Cost of sales	5,068	—	—	5,068	4,037	—	—	4,037
Other operating expenses	11,856	—	—	11,856	9,399	—	—	9,399
Owned food, beverage and other expenses	—	2,225	—	2,225	—	2,025	—	2,025
Total owned operating expenses	16,924	2,225	—	19,149	13,436	2,025	—	15,461
Segment income (loss)	$1,885	$(91)	$2,656	$4,450	$2,084	$58	$2,708	$4,850

General and administrative				2,704				2,615
Depreciation and amortization				1,004				901
Interest expense, net of interest income				218				290
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(134)
Other				265				695
(Loss) income before provision for income taxes				$(178)				$483

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$36,629	$4,407	$—	$41,036	$30,596	$4,088	$—	$34,684
Management, license and incentive fee revenue	—	—	5,339	5,339	—	—	5,144	5,144
Total revenues	36,629	4,407	5,339	46,375	30,596	4,088	5,144	39,828

Cost and expenses:
Owned operating expenses:
Cost of sales	9,637	—	—	9,637	8,071	—	—	8,071
Other operating expenses	22,771	—	—	22,771	18,777	—	—	18,777
Owned food, beverage and other expenses	—	4,484	—	4,484	—	3,714	—	3,714
Total owned operating expenses	32,408	4,484	—	36,892	26,848	3,714	—	30,562
Segment income (loss)	$4,221	$(77)	$5,339	$9,483	$3,748	$374	$5,144	$9,266

General and administrative				5,354				5,670
Depreciation and amortization				1,946				1,679
Interest expense, net of interest income				487				608
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(111)
Other				572				794
Income before provision for income taxes				$687				$626

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(322)	$181	$532	$412
Net income attributable to noncontrolling interest	159	133	74	20
Net (loss) income	(163)	314	606	432
Interest expense, net of interest income	218	290	487	608
(Benefit) provision for income taxes	(15)	169	81	194
Depreciation and amortization	1,004	901	1,946	1,679
EBITDA	1,044	1,674	3,120	2,913
Non-cash rent expense (1)	(2)	(69)	(91)	(89)
Pre-opening expenses	63	671	545	881
Lease termination expense (2)	141	90	141	90
Loss on debt extinguishment	437	—	437	—
Transaction costs (3)	152	—	152	—
Stock-based compensation	456	344	637	668
Adjusted EBITDA	2,291	2,710	4,941	4,463
Adjusted EBITDA attributable to noncontrolling interest	205	206	169	164
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$2,086	$2,504	$4,772	$4,299

(1) Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the statement of operations and comprehensive income.

(2) Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.

(3) Transaction costs relate to internal costs associated with capital raising activities, most recently the Credit Agreement, and to costs associated with the preparation of the form S-8.

Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $3.3 million, or 21.3%, to $18.8 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018. This increase was primarily due to increased sales at our existing, owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. SSS increased 7.8% with an average check increase of 1.5% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Our Denver location, which opened in January 2017, was considered a comparable location for SSS in the three months ended June 30, 2019. To drive revenue, among several strategies, we have emphasized happy-hour and pre-dinner time frames. We have also emphasized group dining and increased efforts in digital marketing.

Owned food, beverage and other revenues. Owned food, beverage and other revenues in each of the three months ended June 30, 2019 and 2018 was approximately $2.1 million.

Management and license fee revenue. Management and license fee revenues in each of the three months ended June 30, 2019 and 2018 was $2.7 million. Management and license fee revenues increased related to new STK licensed locations that opened in the second half of 2018 or in 2019, including in Mexico City, Mexico, Dubai, United Arab Emirates, and Doha, Qatar. This increase was offset by primarily by the loss of management fee revenue from the One 29 Park, LLC management agreement, which terminated on September 30, 2018, as well as negative currency effects of a weaker British Pound and Euro related to our managed and license locations in the United Kingdom and Italy.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $1.1 million, or 27.5%, to $5.1 million for the three months ended June 30, 2019 from $4.0 million for the three months ended June 30, 2018. This increase was primarily due to increased sales at our existing, owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. As a percentage of owned restaurant net revenues, cost of sales increased from 26.0% for the three months ended June 30, 2018 to 26.9% for the three months ended June 30, 2019 primarily due to cost increases in large, premium shrimp and an increased sales mix of food to beverage sales. Food revenues as a percentage of total food and beverage revenues were approximately 66% and 63% for the three months ended June 30, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $2.5 million, or 26.6%, to $11.9 million for the three months ended June 30, 2019 from $9.4 million for the three months ended June 30, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses increased 240 basis points to 63.0% for the three months ended June 30, 2019 from 60.6% for the three months ended June 30, 2018 primarily as a result of the openings of two owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.2 million, or 10.0%, to $2.2 million for the three months ended June 30, 2019 from $2.0 for the three months ended June 30, 2018 due to increased marketing activities from our major off-site events group.

General and administrative. General and administrative costs were approximately $2.6 million for each of the three months ended June 30, 2019 and 2018. Improvements in general and administrative costs related to headcount reductions in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were offset by increased stock-based compensation expense due to timing of equity issuances. General and administrative costs as a percentage of total revenues decreased from 12.9% for the three months ended June 30, 2018 to 11.5% for the three months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.1 million, or 11.1%, to $1.0 million for the three months ended June 30, 2019 from $0.9 million for the three months ended June 30, 2018. The increase was primarily related to the opening of our restaurant in San Diego, California in July 2018 and our restaurant in Nashville, Tennessee in March 2019.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs for each of the three months ending June 30, 2019 and 2018 were $0.1 million. These costs are associated with closed, abandoned and disputed locations or leases.

Pre-opening expenses. Pre-opening expenses for the three months ended June 30, 2019 were $0.1 million compared to pre-opening expenses of $0.7 million for the three months ended June 30, 2018. In 2018, preopening expenses were primarily related to the development of our restaurant in San Diego, California, which opened in July 2018. In 2019, our preopening expenses related to the opening related expenses of our STK restaurant in Nashville, Tennessee, which opened in March 2019.

Transaction costs. In the three months ended June 30, 2019, we incurred transaction costs of approximately $0.2 million primarily related to internal costs associated with entering into the Credit Agreement with Bank of America, N.A. on May 15, 2019 as well as preparation costs for our Form S-8 related to shareholder approved changes to the employee equity compensation plan. Refer to Note 6 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for details related to the Credit Agreement.

Equity in income of investee companies. Equity in income of investee companies was approximately $0.1 million for the three months ended June 30, 2018. We did not recognize any equity in income of investee companies for the three months ended June 30, 2019. Refer to Note 8 of our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our nonconsolidated investments.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $0.2 million and $0.3 million for the three months ending June 30, 2019 and 2018, respectively.

Loss on early debt extinguishment. On May 15, 2019, in conjunction with entering into a Credit Agreement with Bank of America, N.A., we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on debt extinguishment primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2019 was a tax benefit of $15.0 thousand compared to tax expense of $169.0 thousand for the three months ended June 30, 2018. Our annual effective tax rate was 10.0% and 35.0% for the three months ended June 30, 2019 and 2018, respectively. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions such as New York, New York City, Colorado and Tennessee.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was approximately $0.2 million $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $6.0 million, or 19.6%, to $36.6 million for the six months ended June 30, 2019 from $30.6 million for the six months ended June 30, 2018. This increase was primarily due to increased sales at our existing, owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. SSS increased 9.1% with an average check increase of 1.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our Denver location, which opened in January 2017, was considered a comparable location for SSS in the six months ended June 30, 2019. To drive revenue, among several strategies, we have emphasized happy-hour and pre-dinner time frames. We have also emphasized group dining and increased efforts in digital marketing.

Owned food, beverage and other revenues. Owned food, beverage and other revenues increased $0.3 million, or 7.3%, to $4.4 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018. The increase in revenue was primarily related to the 2019 Super Bowl activities in Atlanta, Georgia for which there was not a similar event in 2018.

Management and license fee revenue. Management and license fee revenues increased $0.2 million, or 3.9%, to $5.3 million for the six months ended June 30, 2019 from $5.1 million for the six months ended June 30, 2018. Management and license fee revenues increased related to new STK licensed locations that opened in the second half of 2018 or in 2019, including in Mexico City, Mexico, Dubai, United Arab Emirates, and Doha, Qatar. This increase was partially offset by the loss of management fee revenue from the One 29 Park, LLC management agreement, which terminated on September 30, 2018, as well as negative currency effects of a weaker British Pound and Euro related to our managed and license locations in the United Kingdom and Italy.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $1.5 million, or 18.5%, to $9.6 million for the six months ended June 30, 2019 from $8.1 million for the six months ended June 30, 2018. This increase was primarily due to increased sales at our existing, owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.  As a percentage of owned restaurant net revenues, cost of sales decreased from 26.4% for the six months ended June 30, 2018 to 26.3% for the six months ended June 30, 2019 primarily due to the positive impacts of operating initiatives coupled with selective price increases that we implemented in January 2019. This increase was partially offset by inflation of food prices and an increased sales mix of food to beverage sales. Food revenues as a percentage of total food and beverage revenues were approximately 65% and 63% for the six months ended June 30, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $4.0 million, or 21.3%, to $22.8 million for the six months ended June 30, 2019 from $18.8 million for the six months ended June 30, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses increased 80 basis points to 62.2% for the six months ended June 30, 2019 from 61.4% for the six months ended June 30, 2018 primarily as a result of the openings of two owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.8 million, or 21.6%, to $4.5 million for the six months ended June 30, 2019 from $3.7 million for the six months ended June 30, 2018. The increase in expense was primarily related to the 2019 Super Bowl activities in Atlanta, Georgia for which there was not a similar event in 2018, and increased marketing activities from our major off-site events group in the second quarter of 2019.

General and administrative. General and administrative costs decreased $0.3 million, or 5.3%, to $5.4 million for the six months ended June 30, 2019 from $5.7 million for the six months ended June 30, 2018. The decrease was primarily due to headcount reductions in 2018 as well as reduced external professional fees. General and administrative costs as a percentage of total revenues decreased from 14.2% for the six months ended June 30, 2018 to 11.5% for the six months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.2 million, or 11.8%, to $1.9 million for the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018. The increase was primarily related to the opening of our restaurant in San Diego, California in July 2018 and our restaurant in Nashville, Tennessee in March 2019.

Lease termination expense and asset write-offs. Lease termination expense and asset write-offs for each of the six months ending June 30, 2019 and 2018 were $0.1 million. These costs are associated with closed, abandoned and disputed locations or leases.

Pre-opening expenses. Pre-opening expenses for the six months ended June 30, 2019 were $0.5 million compared to pre-opening expenses of $0.9 million for the six months ended June 30, 2018. In 2018, preopening expenses were primarily related to the development of our restaurant in San Diego, California, which opened in July 2018. In 2019, our preopening expenses related to the opening related expenses of our STK restaurant in Nashville, Tennessee, which opened in March 2019.

Transaction costs. In the six months ended June 30, 2019, we incurred transaction costs of approximately $0.2 million primarily related to internal costs associated to entering into the Credit Agreement with Bank of America, N.A. on May 15, 2019 as well as preparation costs for our Form S-8 related to shareholder approved changes to the employee equity compensation plan. Refer to Note 6 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for details related to the Credit Agreement.

Equity in income of investee companies. Equity in income of investee companies was approximately $0.1 million for the six months ended June 30, 2018. We did not recognize any equity in income of investee companies for the six months ended June 30, 2019. Refer to Note 8 of our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our nonconsolidated investments.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $0.5 million and $0.6 million for the six months ending June 30, 2019 and 2018, respectively.

Loss on early debt extinguishment. On May 15, 2019, in conjunction with entering into a Credit Agreement with Bank of America, N.A., we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on debt extinguishment primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2019 was tax expense of $81.0 thousand compared to $194.0 thousand for the six months ended June 30, 2018. Our annual effective tax rate was 10.2% and 31.0% for the six months ended June 30, 2019 and 2018, respectively. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions such as New York, New York City, Colorado and Tennessee.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was less than $0.1 million for each of the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

On May 15, 2019, we entered into a Credit Agreement with Bank of America, N.A. The Credit Agreement provides for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matures in May 2024.

The Credit Agreement contains several financial covenants, including (a) a maximum consolidated leverage ratio of (i) 4.75 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2020 and (ii) 4.50 to 1.00 as of the end of any fiscal quarter thereafter and (b) a minimum consolidated fixed charge coverage ratio of 1.35 to 1.00.

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) or (b) a base rate equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%; provided that the base rate may not be less than zero. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 2.75% and 3.50% (for LIBOR rate loans) and 1.75% and 2.50% (for base rate loans).

In conjunction with entering into the Credit Agreement on May 15, 2019, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on debt extinguishment within other expenses, net on the consolidated statements of operations and comprehensive income, primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, we prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party.

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash provided by operations, borrowings on our Credit Facility and construction allowances provided by landlords of certain locations.

In the context of our current debt structure and projected cash needs, we believe the combination of our cash provided by operations and our credit capacity under our Credit Agreement are adequate to support our immediate business operations and plans. As June 30, 2019, we had cash and cash equivalents of approximately $0.8 million.

We expect that our capital expenditures, net of amounts received as landlord incentives, in 2019 will be less than prior years because we expect that that the Nashville, Tennessee STK restaurant will be the only new, owned restaurant we open in 2019. In the six months ended June 30, 2019, we have received approximately $0.5 million of landlord incentives which were primarily used to fund capital expenditures for the construction of new, owned restaurants. We currently anticipate our total capital expenditures for 2019, inclusive of all maintenance expenditures, will be approximately $3.5 million.

We expect to fund our anticipated capital expenditures for 2019 with current cash on hand, expected cash flows from operations, proceeds from expected tenant improvement allowances, and borrowings under our Credit Facility. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2019 and June 30, 2018 (in thousands):

	For the six months ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$2,144	$2,333
Investing activities	(2,917)	(1,326)
Financing activities	270	(1,638)
Effect of exchange rate changes on cash	(290)	16
Net increase in cash and cash equivalents	$(793)	$(615)

Operating Activities

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2019 compared to $2.3 million for the six months ended June 30, 2018. The decrease was primarily attributable changes within our working capital accounts, primarily reductions in our accrued expenses, partially offset by improvements in net income and due to increased domestic SSS and the openings of our owned STK restaurants in San Diego, California and Nashville, Tennessee in July 2018 and March 2019, respectively.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $2.9 million compared to net cash provided by investing activities of $1.3 million for the six months ended June 30, 2018. The difference was attributable to increased capital expenditures in 2019 for purchases of property and equipment, primarily related to the construction of our owned restaurants and general capital expenditures of existing restaurants. In the six months ended June 30, 2019, we received $0.5 million of landlord incentives which were primarily used to fund capital expenditures for the construction of new, owned restaurants. The receipt of the landlord incentives were reflected within the change in operating lease liabilities and right-of-use assets within net cash provided by operating activities. In the six months ended June 30, 2018, we received of $0.6 million of proceeds related to the sale of our interest in One 29 Park, a restaurant and rooftop bar located in a New York City hotel.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.3 million compared to net cash used in financing activities of $1.6 million in the six months ended June 30, 2018. On May 15, 2019, we entered into a Credit Agreement with Bank of America, N.A, which provides for a secured revolving credit facility of $10.0 million and a $10.0 million term loan, incurring $0.4 million of debt issuance costs. In conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited as well as prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party.

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

Loan Agreements

As of June 30, 2019, our long-term debt consisted of a term loan, a revolving credit facility and equipment financing agreements for which no additional financing was available. In 2019, we made principal payments of approximately $10.3 million towards our long-term debt, which includes $8.9 million of early debt extinguishment payments. As of June 30, 2019, we had approximately $12.7 million of outstanding debt to third parties.

The Credit Agreement with Bank of America, N.A., contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of June 30, 2019, we are in compliance with the covenants required by the Credit Agreement.  Based on current projections, we believe that we will continue to comply with such covenants throughout the twelve months following the issuance of the financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims common to our industry and in the ordinary course of our business, including lease disputes and employee-related matter. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accruals for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, the resolution of lawsuits is difficult to predict. A significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Credit Agreement with Bank of America, N.A. dated as of May 15, 2019 (Incorporated by reference to Form 8-K filed on May 16, 2019).
10.2	The ONE Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Form 8-K filed on June 6, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2019

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer