Form 10-Q
period 2019-09-30
ONE Group Hospitality, Inc.
filed 2019-11-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑37379

THE ONE GROUP HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	14‑1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1624 Market Street, Suite 311, Denver, Colorado	80202
(Address of principal executive offices)	Zip Code

646‑624‑2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	STKS	Nasdaq

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of November 6, 2019:  28,872,952

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	(Unaudited),
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,046	$1,592
Accounts receivable	6,083	7,029
Inventory	1,602	1,404
Other current assets	1,802	1,471
Due from related parties, net	336	45
Total current assets	11,869	11,541

Property and equipment, net	39,996	39,347
Operating lease right-of-use assets	39,751	—
Investments	2,684	2,684
Deferred tax assets, net	11	38
Other assets	362	349
Security deposits	747	2,020
Total assets	$95,420	$55,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,934	$5,408
Accrued expenses	4,302	8,093
Deferred license revenue	191	171
Deferred gift card revenue and other	599	947
Current portion of operating lease liabilities	2,488	—
Current portion of long-term debt	1,076	3,201
Total current liabilities	13,590	17,820

Deferred license revenue, long-term	951	1,008
Due to related parties, long-term	—	1,197
Operating lease liabilities, net of current portion	54,775	—
Deferred rent and tenant improvement allowances	—	16,774
Long-term debt, net of current portion	12,255	7,118
Total liabilities	81,571	43,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,577,487 and 28,313,017 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	44,584	43,543
Accumulated deficit	(27,730)	(28,722)
Accumulated other comprehensive loss	(2,639)	(2,310)
Total stockholders’ equity	14,218	12,514
Noncontrolling interests	(369)	(452)
Total equity	13,849	12,062
Total liabilities and equity	$95,420	$55,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except earnings per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	$17,120	$15,312	$53,749	$45,908
Owned food, beverage and other net revenues	2,065	1,960	6,472	6,048
Total owned revenue	19,185	17,272	60,221	51,956
Management, license and incentive fee revenue	2,921	2,688	8,260	7,832
Total revenues	22,106	19,960	68,481	59,788
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,472	4,050	14,109	12,121
Owned restaurant operating expenses	10,783	9,779	33,554	28,556
Total owned restaurant expenses	15,255	13,829	47,663	40,677
Owned food, beverage and other expenses	1,971	2,068	6,455	5,782
Total owned operating expenses	17,226	15,897	54,118	46,459
General and administrative (including stock-based compensation of $338, $337, $975 and $1,005 for the three and nine months ended September 30, 2019 and 2018 respectively)	2,352	2,266	7,706	7,937
Depreciation and amortization	1,103	896	3,049	2,575
Lease termination expenses	252	78	393	168
Pre-opening expenses	—	449	545	1,330
Transaction costs	358	—	510	—
Equity in income of investee companies	—	—	—	(111)
Other expense (income), net	40	38	(226)	(139)
Total costs and expenses	21,331	19,624	66,095	58,219
Operating income	775	336	2,386	1,569
Other expenses, net:
Interest expense, net of interest income	230	294	717	902
Loss on early debt extinguishment	—	—	437	—
Total other expenses, net	230	294	1,154	902
Income before provision for income taxes	545	42	1,232	667
Provision for income taxes	76	251	157	445
Net income (loss)	469	(209)	1,075	222
Less: net income attributable to noncontrolling interest	9	96	83	116
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$460	$(305)	$992	$106
Currency translation loss	(40)	(170)	(329)	(104)
Comprehensive income (loss)	$420	$(475)	$663	$2

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) per share	$0.02	$(0.01)	$0.03	$0.00
Diluted net income (loss) per share	$0.02	$(0.01)	$0.03	$0.00

Shares used in computing basic earnings per share	28,537,477	27,751,632	28,429,074	27,437,269
Shares used in computing diluted earnings per share	29,901,144	27,751,632	29,642,926	27,499,645

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	47,469	—	975	—	—	975	—	975
Exercise of stock options	30,000	—	66	—	—	66	—	66
Vesting of restricted shares	187,001	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(329)	(329)	—	(329)
Net income	—	—	—	992	—	992	83	1,075
Balance at September 30, 2019	28,577,487	$3	$44,584	$(27,730)	$(2,639)	$14,218	$(369)	$13,849

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2019	2018
Operating activities:
Net income	$1,075	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,049	2,575
Stock-based compensation	975	1,005
Loss on early debt extinguishment	437	—
Amortization of discount on warrants and debt issuance costs	103	150
Deferred rent and tenant improvement allowances	—	306
Deferred taxes	27	(1)
Income from equity method investments	—	(111)
Gain on disposition of cost method investment	—	(185)
Changes in operating assets and liabilities:
Accounts receivable	908	(532)
Inventory	(198)	209
Other current assets	(332)	(301)
Due from related parties, net	(291)	(208)
Security deposits	1,271	(59)
Other assets	(13)	(213)
Accounts payable	(441)	496
Accrued expenses	(3,951)	(423)
Operating lease liabilities and right-of-use assets	489	—
Deferred revenue	(130)	477
Net cash provided by operating activities	2,978	3,407
Investing activities:
Purchase of property and equipment	(3,509)	(3,238)
Distribution from equity method investment	—	40
Proceeds from disposition of cost method investment	—	600
Net cash used in investing activities	(3,509)	(2,598)
Financing activities:
Borrowings on revolving credit facility	4,750	—
Repayments of revolving credit facility	(1,000)	—
Borrowings of term loan	10,000	—
Repayment of term loans	(4,016)	(2,108)
Repayment of promissory notes	(6,250)	—
Repayment of due to related parties, long-term	(1,197)	—
Repayment of equipment financing agreement	(277)	(264)
Repayment of business loan and security agreement	—	(62)
Debt issuance costs	(734)	—
Issuance of common stock	—	1,223
Exericse of stock options	66	—
Net cash provided by (used in) financing activities	1,342	(1,211)
Effect of exchange rate changes on cash	(357)	(178)
Net increase (decrease) in cash and cash equivalents	454	(580)
Cash and cash equivalents, beginning of year	1,592	1,548
Cash and cash equivalents, end of year	$2,046	$968
Supplemental disclosure of cash flow data:
Interest paid	$779	$722
Income taxes paid	193	458
Non-cash amortization of debt issuance costs	$35	$—

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages or licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations globally. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. As of September 30, 2019, the Company’s primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse.

As of September 30, 2019, we owned, operated, managed or licensed 29 venues, including 19 STKs, in major metropolitan cities in North America, Europe and the Middle East and provided F&B services to three hotels and one casino in the United States and Europe.

Acquisition of Kona Grill

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill, Inc. and its affiliates (“Kona Grill”), comprising 24 Kona Grill domestic restaurants and one international franchise agreement. Kona Grill is a casual, bar-centric concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. The Company purchased the assets for $25.0 million in cash and the assumption of approximately $11.0 million in working capital liabilities. The purchase was financed with proceeds from a credit agreement the Company entered into with Goldman Sachs Bank USA in conjunction with the acquisition. Refer to Note 19 – Subsequent Events for additional details regarding the acquisition and related financing.

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

Recent Accounting Pronouncements

In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2019‑07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019‑07”). ASU 2019‑07 updates the accounting standards codification to reflect the amendments of various SEC disclosure requirements that the agency determined were redundant, duplicative, overlapping, outdated or superseded and aligns the guidance with the requirements of certain SEC final rules. ASU 2019‑07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

In March 2019, the FASB issued ASU No. 2019‑01, “Leases (Topic 842): Codification Improvements” (“ASU 2019‑01”). ASU 2019‑01 provided clarification related to adopting Accounting Standard Codification Topic 842, Leases (“ASC Topic 842”). ASU 2019‑01 addresses fair value determinations of underlying assets by lessors, cash flow statement presentation for financing leases, and transition disclosures. The Company adopted ASC Topic 842 as of January 1, 2019 and considered the clarification guidance in ASU 2019‑01 as part of its adoption. Refer to Note 12 for additional details regarding the adoption of ASC Topic 842.

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

Note 2 – Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Food	$317	$300
Beverages	1,285	1,104
Total	$1,602	$1,404

Note 3 – Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid taxes	$587	$503
Landlord receivable	195	195
Prepaid expenses	926	680
Other	94	93
Total	$1,802	$1,471

Note 4 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Furniture, fixtures and equipment	$12,106	$10,425
Leasehold improvements	45,820	43,890
Less: accumulated depreciation and amortization	(19,861)	(16,969)
Subtotal	38,065	37,346
Construction in progress	—	336
Restaurant smallwares	1,931	1,665
Total	$39,996	$39,347

Depreciation and amortization related to property and equipment amounted to $1.1 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Variable rent, including disputed rent amounts	$1,305	$1,766
Legal, professional and other services	658	645
Payroll and related	802	1,794
VAT and sales taxes	259	1,028
Insurance	212	212
Income taxes and related	340	685
Due to hotels	—	203
Other	726	1,760
Total	$4,302	$8,093

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term loan agreements	$9,813	$3,828
Revolving credit facility	3,750	—
Equipment financing agreements	475	752
Promissory notes	—	6,250
Total long-term debt	14,038	10,830
Less: current portion of long-term debt	(1,076)	(3,201)
Less: debt issuance costs	(707)	(32)
Less: discounts on warrants, net	—	(479)
Total long-term debt, net of current portion	$12,255	$7,118

Interest expense for all the Company’s debt arrangements, excluding the loss on early debt extinguishment and the amortization of debt issuance costs, other discounts and fees, was approximately $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018 and $0.6 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had $1.7 million in standby letters of credit outstanding for certain restaurants. As of December 31, 2018, the Company had $1.3 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the consolidated balance sheet as of December 31, 2018.

Bank of America, N.A. Credit Agreement

On May 15, 2019, the Company entered into a Credit Agreement with Bank of America, N.A (“Bank of America Credit Agreement”). The Bank of America Credit Agreement was replaced with the Goldman Sachs Credit Agreement described below on October 4, 2019. The Bank of America Credit Agreement provided for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan was payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matured in May 2024. In conjunction with entering into the Bank of America Credit Agreement, the Company incurred $0.4 million of debt issuance costs, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets.

The Bank of America Credit Agreement contained several financial covenants, including (a) a maximum consolidated leverage ratio of (i) 4.75 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2020 and (ii) 4.50 to 1.00 as of the end of any fiscal quarter thereafter and (b) a minimum consolidated fixed charge coverage ratio of 1.35 to 1.00.

The Bank of America Credit Agreement had several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) or (b) a base rate equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%; provided that the base rate may not be less than zero. Loans under the Bank of America Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 2.75% and 3.50% (for LIBOR rate loans) and 1.75% and 2.50% (for base rate loans).

The Bank of America Credit Agreement contained customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of September 30, 2019, the Company was in compliance with the covenants required by the Bank of America Credit Agreement.

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA (“Goldman Sachs Credit Agreement”), which replaced the Company’s Bank of America Credit Agreement. In the three and nine months ended September 30, 2019, the Company incurred $0.3 million of debt issuance costs related to the Goldman Sachs Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets. Refer to Note 19 – Subsequent Events for additional details regarding the acquisition and related financing.

Debt Extinguishment

In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. The Company recognized a $0.4 million loss on early debt extinguishment within other expenses, net on the consolidated statements of operations and comprehensive income (loss), primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, the Company prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party. Please refer to Note 9 for additional details on transactions with related parties.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2019.

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

The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Carrying amount of long-term debt, including current portion (1)	$10,288	$10,830
Fair value of long-term debt, including current portion	$8,618	$7,648

(1)	Excludes the discounts on warrants, net and debt issuance costs

Note 8 – Nonconsolidated Variable Interest Entities

As of September 30, 2019 and December 31, 2018, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. In the second quarter of 2019, Bagatelle NY notified the Company that it had no intent to renew its sublease with the Company for the restaurant space. As a result, the Company determined that it no longer had the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. On June 30, 2019, the Company recorded its retained interests in Bagatelle Investors and Bagatelle NY as cost method investments, with the initial basis being the previous carrying amounts of the investments. Prior to June 30, 2019, the Company had accounted for its investments in these entities under the equity method of accounting based on management’s assessment that it was not the primary beneficiary of these entities because it did not have the power to direct their day to day activities. The Company has provided no additional types of support to these entities other than what is contractually required.

The carrying values of these investments were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Bagatelle Investors	$56	$56
Bagatelle NY	2,628	2,628
Total	$2,684	$2,684

There was no equity in income of investee companies for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the equity in income of investee companies for the equity method investments discussed above was approximately $0.1 million.

Additionally, the Company has a management agreement with Bagatelle NY. Under this agreement, the Company recorded less than $0.1 million of management fee revenue in each of the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of approximately $0.1 million was recorded from this entity for each of the three months ended September 30, 2019 and 2018, respectively, and $0.4 million was recorded from this entity for the each of the nine months ended September 30, 2019 and 2018, respectively.

Net receivables from the Bagatelle Investors and Bagatelle NY included in due from related parties, net were approximately $0.3 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively. These receivables, combined with the Company’s equity in each of these investments, represent the Company’s maximum exposure to loss.

In the first quarter of 2018, the Company sold its 10% interest in a cost method investment, One 29 Park, LLC, for $0.6 million, resulting in a gain of $0.2 million. The gain is included as a component of other income, net on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018. The investment was accounted for under the cost method of accounting. The Company had also entered into a management agreement with One 29 Park, LLC, under which the

Company recorded management fee revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2018. The management agreement with One 29 Park, LLC terminated on September 30, 2018.

Note 9 – Related Party Transactions

Net amounts due from related parties were $0.3 million and due to related parties were $1.2 million as of September 30, 2019 and December 31, 2018, respectively. The Company has not reserved any related party receivables as of September 30, 2019 and December 31, 2018.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust. The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust were non-interest bearing and were repayable in 2021 when the trust expires. In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the $1.2 million balance due to the TOG Liquidation Trust. As a result of the prepayment, there was no amount outstanding to the TOG Liquidation Trust as of September 30, 2019. As of December 31, 2018, the $1.2 million balance due to the Liquidation Trust was included in due to related parties, long-term.

Please refer to Note 8 for details on other transactions with other related parties, and refer to Note 6 for details related to the Bank of America Credit Agreement.

Note 10 – Income taxes

The Company’s effective income tax rate was 12.7% for the nine months ended September 30 2019 compared to 66.7% for the nine months ended September 30, 2018. The effective income tax rate for the nine months ended September 30, 2019 was lower compared to the nine months ended September 30, 2018 primarily due to the tax rates applied to domestic and foreign income (loss). Additionally, the Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions.

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

Note 11 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities, which include deferred license revenue and deferred gift card and gift certificate revenue, from contracts with customers (in thousands):

	September 30,	December 31,
	2019	2018
Receivables (1)	$125	$174
Deferred license revenue (2)	1,142	1,179
Deferred gift card and gift certificate revenue (3)	$137	$491

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card and gift certificate revenue is included in deferred gift card revenue and other on the consolidated balance sheets.

The Company determined that the services it provides under its licensing agreements are primarily the rights to access and derive benefit from our symbolic intellectual property. As a result, the initial license fees and upfront fees are recognized on a straight-line basis over the term of the license agreement as a component of management, license and incentive fee revenue on the consolidated statements of operations and comprehensive income (loss). Sales-based royalties are recognized as licensee restaurant sales occur.

Significant changes in deferred license revenue for the nine months ended September 30, 2019 were as follows (in thousands):

Deferred license revenue, as of December 31, 2018	$1,179
Additions to deferred license revenue	111
Revenue recognized during the period	(148)
Deferred license revenue, as of September 30, 2019	$1,142

As of September 30, 2019, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2019 was as follows (in thousands):

2019, nine months remaining	$48
2020	191
2021	191
2022	166
2023	135
Thereafter	411
Total future estimated deferred license revenue	$1,142

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

Significant changes in deferred gift card and gift certificate revenue for the nine months ended September 30, 2019 were as follows (in thousands):

Deferred gift card and gift certificate revenue, as of December 31, 2018	$491
Additions to deferred gift card and gift certificates revenue	353
Revenue recognized during the period related to redemptions	(707)
Deferred gift card and gift certificate revenue, as of September 30, 2019	$137

The Company recognized revenue of $0.2 million and $0.1 million related to our contract liabilities, which include deferred license revenue and deferred gift card and gift certificate revenue, in the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.6 million in the nine months ended September 30, 2019 and 2018, respectively.

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

There was no impact to the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

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

The Company subleases portions of its office and restaurant space where it does not use the entire space for its operations. For the three and nine months ended September 30, 2019, sublease income was $0.1 million and $0.6 million, respectively, of which $0.1 million and $0.4 million, respectively, was from related party, Bagatelle NY. Refer to Note 8 for details on transactions with this related party.

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and concluded that a lease for office space required reassessment as the Company had determined not to elect to exercise an option that it had previously determined it was reasonably certain to exercise. As a result, the Company remeasured the lease liability to reflect the change in lease payments, which resulted in a reduction in the operating lease liability and a corresponding adjustment to the operating lease right-of-use asset of $1.2 million in the nine months ended September 30, 2019. In addition, there were no impairment indicators identified during the nine months ended September 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with Accounting Standard Codification Topic 360, Property, Plant, and Equipment.

The components of lease expense for the period were as follows (in thousands):

September 30,
2019
Lease cost
Operating lease cost	$5,040
Variable lease cost	1,811
Short-term lease cost	273
Sublease income	(582)
Total lease cost	$6,542

Weighted average remaining lease term – operating leases	14 years
Weighted average discount rate – operating leases	8.22%

Supplemental cash flow information related to leases for the period was as follows (in thousands):

September 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,212
Right-of-use assets obtained in exchange for operating lease obligations	$1,076

As of September 30, 2019, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2019, three months remaining	$1,844
2020	7,088
2021	6,839
2022	6,971
2023	7,117
Thereafter	69,929
Total lease payments	99,788
Less: imputed interest	(42,525)
Present value of operating lease liabilities	$57,263

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

For the three and nine months ended September 30, 2019 and 2018, the earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$460	$(305)	$992	$106

Basic weighted average shares outstanding	28,537,477	27,751,632	28,429,074	27,437,269
Dilutive effect of stock options, warrants and restricted share units	1,363,667	—	1,213,852	62,376
Diluted weighted average shares outstanding	29,901,144	27,751,632	29,642,926	27,499,645

Net income (loss) available to common stockholders per share - Basic	$0.02	(0.01)	$0.03	$0.00
Net income (loss) available to common stockholders per share - Diluted	$0.02	$(0.01)	$0.03	$0.00

For the three and nine months ended September 30, 2019, 1.0 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2018, 1.9 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the three months ended September 30, 2019, all equivalent shares underlying options, warrants and restricted share units were anti-dilutive as the Company was in a net loss position.

Note 14 – Stockholders’ Equity

Significant changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2018	$3	$43,543	$(28,722)	$(2,310)	$(452)	$12,062
Stock-based compensation	—	181	—	—	—	181
Loss on foreign currency translation, net	—	—	—	(160)	—	(160)
Net income (loss)	—	—	854	—	(85)	769
Balance at March 31, 2019	3	43,724	(27,868)	(2,470)	(537)	12,852
Stock-based compensation	—	456	—	—	—	456
Loss on foreign currency translation, net	—	—	—	(120)	—	(120)
Net (loss) income	—	—	(322)	—	159	(163)
Balance at June 30, 2019	3	44,180	(28,190)	(2,590)	(378)	13,025
Stock-based compensation	—	338	—	—	—	338
Exercise of stock options	—	66	—	—	—	66
Loss on foreign currency translation, net	—	—	—	(49)	—	(49)
Net income	—	—	460	—	9	469
Balance at September 30, 2019	$3	$44,584	$(27,730)	$(2,639)	$(369)	$13,849

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2017	$3	$41,007	$(31,979)	$(1,556)	$(922)	$6,553
Adoption of ASC 606 “Revenue from contracts with customers”	—	—	(54)	—	—	(54)
Stock-based compensation	—	324	—	—	—	324
Loss on foreign currency translation, net	—	—	—	(75)	—	(75)
Net income (loss)	—	—	231	—	(113)	118
Balance at March 31, 2018	3	41,331	(31,802)	(1,631)	(1,035)	6,866
Stock-based compensation	—	344	—	—	—	344
Gain on foreign currency translation, net	—	—	—	141	—	141
Net income	—	—	181	—	133	314
Balance at June 30, 2018	3	41,675	(31,621)	(1,490)	(902)	7,665
Stock-based compensation	—	337	—	—	—	337
Exercise of warrants	—	1,223	—	—	—	1,223
Loss on foreign currency translation, net	—	—	—	(68)	—	(68)
Reclassification of realized gains	—	—	—	(102)	—	(102)
Net (loss) income	—	—	(306)	—	96	(210)
Balance at September 30, 2018	$3	$43,235	$(31,927)	$(1,660)	$(806)	$8,845

Note 15 – Stock-Based Compensation

Effective June 4, 2019, the Company’s stockholders approved amendments to the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2019 Equity Plan”). Among other things, the amendments increased the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 2,300,000 shares to a new maximum aggregate limit of 7,073,922 shares. As of September 30, 2019, the Company had 2,589,077, remaining shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost was $0.3 million for each of the three months ended September 30, 2019 and 2018, respectively, and $1.0 million for each of the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Stock Option Activity

Changes in outstanding stock options during the nine months ended September 30, 2019 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2018	2,001,008	$3.29
Granted	68,000	2.99
Exercised	(30,000)	2.23
Cancelled, expired or forfeited	(193,500)	2.74
Outstanding at September 30, 2019	1,845,508	$3.35	6.13 years	$810
Exercisable at September 30, 2019	1,216,508	$4.04	5.19 years	$302

The fair value of options granted in the nine months ended September 30, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life, in years	8.5 years
Risk-free interest rate	2.62%
Volatility	42.0%
Dividend yield	—%

A summary of the status of the Company’s non-vested stock options as of December 31, 2018 and September 30, 2019 and changes during the nine months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2018	926,500	$0.91
Granted	68,000	2.99
Vested	(215,500)	1.29
Cancelled, expired or forfeited	(150,000)	0.95
Non-vested stock options at September 30, 2019	629,000	$0.84

As of September 30, 2019, there are 579,402 milestone-based options outstanding, and there is approximately $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of September 30, 2019, there is approximately $0.4 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 3.0 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine months ended September 30, 2019 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2018	764,201	$2.54
Granted	466,905	3.05
Vested	(187,001)	2.54
Cancelled, expired or forfeited	(81,000)	2.48
Non-vested RSUs at September 30, 2019	963,105	$2.63

As of September 30, 2019, 150,000 RSUs subject to performance-based vesting were still outstanding. As of September 30, 2019, the Company had approximately $1.8 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.8 years.

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

The Company’s operating results by segment were as follows (in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$17,120	$2,065	$—	$19,185	$15,312	$1,960	$—	$17,272
Management, license and incentive fee revenue	—	—	2,921	2,921	—	—	2,688	2,688
Total revenues	17,120	2,065	2,921	22,106	15,312	1,960	2,688	19,960

Cost and expenses:
Owned operating expenses:
Cost of sales	4,472	—	—	4,472	4,050	—	—	4,050
Other operating expenses	10,783	—	—	10,783	9,779	—	—	9,779
Owned food, beverage and other expenses	—	1,971	—	1,971	—	2,068	—	2,068
Total owned operating expenses	15,255	1,971	—	17,226	13,829	2,068	—	15,897
Segment income (loss)	$1,865	$94	$2,921	$4,880	$1,483	$(108)	$2,688	$4,063

General and administrative				2,352				2,266
Depreciation and amortization				1,103				896
Interest expense, net of interest income				230				294
Transaction costs				358				—
Other				292				565
Income before provision for income taxes				$545				$42

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$53,749	$6,472	$—	$60,221	$45,908	$6,048	$—	$51,956
Management, license and incentive fee revenue	—	—	8,260	8,260	—	—	7,832	7,832
Total revenues	53,749	6,472	8,260	68,481	45,908	6,048	7,832	59,788

Cost and expenses:
Owned operating expenses:
Cost of sales	14,109	—	—	14,109	12,121	—	—	12,121
Other operating expenses	33,554	—	—	33,554	28,556	—	—	28,556
Owned food, beverage and other expenses	—	6,455	—	6,455	—	5,782	—	5,782
Total owned operating expenses	47,663	6,455	—	54,118	40,677	5,782	—	46,459
Segment income (loss)	$6,086	$17	$8,260	$14,363	$5,231	$266	$7,832	$13,329

General and administrative				7,706				7,937
Depreciation and amortization				3,049				2,575
Interest expense, net of interest income				717				902
Transaction costs				510				—
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(111)
Other				712				1,359
Income before provision for income taxes				$1,232				$667

The Company’s total assets by segment for the periods indicated were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total assets:
Owned restaurants	$73,753	$42,971
Owned food, beverage and other operations (1)	16,204	7,274
Managed and licensed operations	5,463	5,734
Total	$95,420	$55,979

(1)	Includes corporate assets and unallocated corporate assets

The Company’s total assets increased $39.8 million as of September 30, 2019 compared to December 31, 2018 as a result of adopting ASC Topic 842 during the first quarter of 2019. Refer to Note 12 for additional information regarding the adoption of ASC Topic 842.

The Company’s capital asset additions by segment for the periods indicated were as follows (in thousands):

	For the nine months ended September 30,
	2019	2018
Capital assets additions:
Owned restaurants	$2,861	$2,792
Owned food, beverage and other operations (1)	648	446
Managed and licensed operations	—	—
Total	$3,509	$3,238

(1)	Includes corporate capital asset additions and unallocated corporate additions

Note 17 – Geographic Information

The following tables contain certain financial information by geographic location for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Revenues

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Domestic:
Owned restaurants	$17,120	$15,312	$53,749	$45,908
Owned food, beverage and other operations	2,065	1,960	6,472	6,048
Managed and licensed operations	1,545	1,469	4,827	4,797
Total domestic revenues	$20,730	$18,741	$65,048	$56,753
International:
Owned restaurants	—	—	—	—
Owned food, beverage and other operations	—	—	—	—
Managed and licensed operations	1,376	1,219	3,433	3,035
Total international revenues	$1,376	$1,219	$3,433	$3,035
Total revenues	$22,106	$19,960	$68,481	$59,788

Long-lived assets

	September 30,	December 31,
	2019	2018
Domestic:
Owned restaurants	$70,406	$38,958
Owned food, beverage and other operations	13,054	5,375
Managed and licensed operations	42	67
Total domestic long-lived assets	$83,502	$44,400
International:
Owned restaurants	—	—
Owned food, beverage and other operations	—	—
Managed and licensed operations	49	38
Total international long-lived assets	$49	$38
Total long-lived assets	$83,551	$44,438

Note 18 – Litigation

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 19 – Subsequent Events

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill, Inc. and its affiliates (“Kona Grill”), comprising 24 domestic restaurants and one international franchise agreement. The Company purchased the assets for $25.0 million in cash and the assumption of approximately $11.0 million in working capital liabilities. The purchase was financed with proceeds from a credit and guaranty agreement the Company entered into with Goldman Sachs Bank USA on October 4, 2019 (“Goldman Sachs Credit Agreement”),  which replaced the Company’s Bank of America Credit Agreement.

The Goldman Sachs Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024.

The Goldman Sachs Credit Agreement contains several financial covenants, including the following:

•

A minimum consolidated fixed charge coverage ratio of (i) 1.35 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2021 and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;

•

A maximum consolidated leverage ratio of (i) 2.75 to 1.00 as of the end of any fiscal quarter ending on or prior to March 31, 2020, (ii) 2.50 to 1.00 as of the fiscal quarter ending June 30, 2020, (iii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iv) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (v) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (vi) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vii) 1.65 to 1.00 as of the fiscal quarter ending December 21, 2021 and (viii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter;

•	Maximum consolidated capital expenditures not to exceed (i) $10,000,000 in 2020 and (ii) $8,000,000 in 2021 and every fiscal year thereafter; and,
•	Minimum consolidated liquidity not to be less than $1,500,000 at any time.

The Goldman Sachs Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.75%. Loans under the Goldman Sachs Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans).

The Goldman Sachs Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

The Company and certain operating subsidiaries of the Company guarantee the obligations under the Goldman Sachs Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

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

Business Summary

The ONE Group Hospitality, Inc., a Delaware corporation, develops, owns and operates, manages or licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage services for hospitality venues including hotels, casinos and other high-end locations globally. We define turn-key food and beverage (“F&B”) services as services that can be scaled and implemented by us at a particular hospitality venue and customized for our clients. We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining.”

As of September 30, 2019, our primary restaurant brand is STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York City, and, as of September 30, 2019, we owned, operated, managed or licensed 29 venues, including 19 STKs, in major metropolitan cities in North America, Europe and the Middle East. In addition, we provided food and beverage services in three hotels and one casino. We generate management and incentive fee revenue (profit sharing) from those restaurants and lounges that we do not own, but instead manage on behalf of our F&B hospitality clients. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

The table below reflects our venues by restaurant brand and geographic location as of September 30, 2019:

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

Kona Grill Acquisition

On October 4, 2019, we acquired substantially all of the assets of Kona Grill, Inc. and its affiliates (“Kona Grill”), comprising 24 Kona Grill domestic restaurants and one international franchise agreement. The Kona Grill restaurant brand is a casual, bar-centric concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. We purchased the assets for $25.0 million in cash and the assumption of approximately $11.0 million in working capital liabilities. The purchase was financed with proceeds from a credit and guaranty agreement the Company entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Goldman Sachs Credit Agreement”).

Executive Summary

Total revenue increased $2.1 million, or 10.5% to $22.1 million for the three months ended September 30, 2019 compared to $20.0 million for the three months ended September 30, 2018. Total revenue increased $8.7 million, or 14.5%, to $68.5 million for the nine months ended September 30, 2019 compared to $59.8 million for the nine months ended September 30, 2018.

Operating income increased approximately $0.5 million to $0.8 million for the three months ended September 30, 2019 from $0.3 million for the three months ended September 30, 2018. Operating income increased $0.8 million, or 50.0%, to $2.4 million for the nine months ended September 30, 2019 from $1.6 million for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019 compared to the same prior year periods, the increase in operating income was primarily due to overall sales growth and profitability improvements from existing restaurants, newly owned restaurants and managed and licensed locations combined with labor and spending efficiencies. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Kona Grill Acquisition. On October 4, 2019, we acquired substantially all of the assets of Kona Grill, which comprised of 24 domestic restaurants and one international franchise agreement in Dubai, United Arab Emirates.  Over the next twelve months, we  intend to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique VIBE dining program, to elevate the brand experience and drive improved performance.

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

We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand and F&B hospitality management services to approximately 200 locations over the foreseeable future. In the first quarter of 2019, we opened an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar. Additionally, in October 2019, we opened a licensed STK location in San Juan, Puerto Rico. We expect to continue to grow in 2019 with the planned opening of a managed STK location in Scottsdale, Arizona.

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

In October 2019, we opened one managed F&B location in Florence, Italy, which included a new restaurant brand, ANGEL Roofbar & Dining. Going forward, we expect to enter into one to two new F&B hospitality agreements annually.

Increase Our Operating Efficiency and Increase Same Store Sales. In addition to expanding into new cities and hospitality venues, we intend to continue to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items.

We expect domestic STK same store sales (“SSS”) to grow between 6% and 8% in 2019. For the three and nine months ended September 30, 2019 compared to the same prior year periods, our domestic SSS increased 9.3% and 8.1%, respectively. We consider a domestic owned or managed restaurant to be comparable in the first full quarter following its 18th month of operation to remove the impact of new restaurant openings in comparing the operations of existing restaurants. Our comparable restaurant base for SSS consisted of nine domestic restaurants for the three and nine months ended September 30, 2019.

We believe that our operating margins will improve through growth in SSS and a reduction of store-level operating expenses. Our store-level margins for owned STK locations increased 120 basis points and decreased 10 basis points for the three and nine months ended September 30, 2019 as compared to the same prior year periods, respectively. As of September 30, 2019, approximately 17% of our owned STK locations were in the first 18 months of operations. New restaurants generally have low store-level margins within the first 18 months of operations. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 18 to 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 18 to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame. We opened two restaurants in nine months ended September 30, 2019: an owned STK restaurant in Nashville, Tennessee and a licensed STK restaurant in Doha, Qatar. Additionally, in October 2019, we opened a licensed STK location in San Juan, Puerto Rico and a managed F&B location in Florence, Italy.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For comparable restaurants, our average check for the three months ended September 30, 2019 was $107.38 compared to $102.05 for the three months ended September 30, 2018. Our average check for SSS restaurants was $108.15 for the nine months ended September 30, 2019 compared to $105.06 for the nine months ended September 30, 2018.

Average Comparable Restaurant Volume. Average comparable restaurant volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable restaurant volume for the three months ended September 30, 2019 and September 30, 2018 was $2.5 million and $2.3 million, respectively. Our average comparable unit volume for the nine months ended September 30, 2019 was $8.0 million compared to $7.4 million for the nine months ended September 30, 2018.

Same Store Sales. SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period. This measure includes total revenue from our owned and managed STK locations, and it excludes revenues from our owned F&B services locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure. Domestic SSS increased 9.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Domestic SSS increased 8.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

We operate in three segments: “Owned restaurants,” “Owned food, beverage and other,” and “Managed and Licensed operations.”

Owned restaurants. Our Owned restaurants segment consists of leased restaurant locations and competes in the full-service dining industry.

Owned food, beverage and other. Our Owned food, beverage and other segment consists of hybrid operations, such as where we have a leased restaurant location and also have a food and beverage agreement at the same location, typically a hotel, and our offsite banquet offerings. The primary component of this segment is our operations at the W Hotel in Beverly Hills, California and activities for our major off-site events group.

Managed and Licensed operations. Our Managed and Licensed operations segment includes all operations for which a management, incentive or license fee is received. Management agreements generate management fees on net revenue and incentive fees on operating profit as defined in the applicable management agreement. License agreements generate revenue primarily through royalties earned on net revenue at each location. Revenues associated with developmental support for licensed locations are also included within this segment.

See Note 16 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale. For the trailing twelve months ended September 30, 2019, beverage sales comprised 35% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 65%. This indicator assists management in understanding the trends in gross margins of the restaurants because food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

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

Our primary restaurant brand for the three and nine months ended September 30, 2019 is STK, and we specifically look at comparable sales from both owned and managed STKs to understand customer count trends and changes in average check as it relates to our primary restaurant brand.

Cost and expenses

Owned restaurant cost of sales. Owned restaurant cost of sales includes all owned restaurant food and beverage expenditures. We measure cost of goods as a percentage of owned restaurant net revenues. Owned restaurant cost of sales are generally influenced by the cost of food and beverage items, menu mix, discounting activity and restaurant level controls. Purchases of beef represented approximately 35% and 38% of our food and beverage costs for the nine months ended September 30, 2019 and 2018, respectively.

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

Equity in income of subsidiaries. Equity in income of subsidiaries represents the income that we record under the cost or equity method of accounting for entities that are not consolidated. Included in this amount is our approximate 51% ownership of the Bagatelle New York restaurant, consisting of a 5.23% direct ownership interest by us and a 45.9% ownership interest through Bagatelle Investors and Bagatelle NY. As of September 30, 2019, we recorded our interests in Bagatelle Investors and Bagatelle NY as cost method investments.  Prior to June 30, 2019, we had accounted for the investments in these entities under the equity method of accounting. Refer to Note 8 of our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our nonconsolidated investments.

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

Please refer to table on page 32  for our reconciliation of net income to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	$17,120	$15,312	$53,749	$45,908
Owned food, beverage and other net revenues	2,065	1,960	6,472	6,048
Total owned revenue	19,185	17,272	60,221	51,956
Management, license and incentive fee revenue	2,921	2,688	8,260	7,832
Total revenues	22,106	19,960	68,481	59,788
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales	4,472	4,050	14,109	12,121
Owned restaurant operating expenses	10,783	9,779	33,554	28,556
Total owned restaurant expenses	15,255	13,829	47,663	40,677
Owned food, beverage and other expenses	1,971	2,068	6,455	5,782
Total owned operating expenses	17,226	15,897	54,118	46,459
General and administrative (including stock-based compensation of $338, $337, $975 and $1,005 for the three and nine months ended September 30, 2019 and 2018 respectively)	2,352	2,266	7,706	7,937
Depreciation and amortization	1,103	896	3,049	2,575
Lease termination expenses	252	78	393	168
Pre-opening expenses	—	449	545	1,330
Transaction costs	358	—	510	—
Equity in income of investee companies	—	—	—	(111)
Other expense (income), net	40	38	(226)	(139)
Total costs and expenses	21,331	19,624	66,095	58,219
Operating income	775	336	2,386	1,569
Other expenses, net:
Interest expense, net of interest income	230	294	717	902
Loss on early debt extinguishment	—	—	437	—
Total other expenses, net	230	294	1,154	902
Income before provision for income taxes	545	42	1,232	667
Provision for income taxes	76	251	157	445
Net income (loss)	469	(209)	1,075	222
Less: net income attributable to noncontrolling interest	9	96	83	116
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$460	$(305)	$992	$106

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Owned restaurant net revenues	77.4%	76.7%	78.5%	76.8%
Owned food, beverage and other net revenues	9.3%	9.8%	9.5%	10.1%
Total owned revenue	86.8%	86.5%	87.9%	86.9%
Management, license and incentive fee revenue	13.2%	13.5%	12.1%	13.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurants:
Owned restaurant cost of sales (1)	26.1%	26.4%	26.2%	26.4%
Owned restaurant operating expenses (1)	63.0%	63.9%	62.4%	62.2%
Total owned restaurant expenses (1)	89.1%	90.3%	88.7%	88.6%
Owned food, beverage and other expenses (2)	95.5%	105.5%	99.7%	95.6%
Total owned operating expenses (3)	89.8%	92.0%	89.9%	89.4%
General and administrative (including stock-based compensation of 1.5%, 1.7%, 1.4% and 1.7% for the three and nine months ended September 30, 2019 and 2018 respectively)	10.6%	11.4%	11.3%	13.3%
Depreciation and amortization	5.0%	4.5%	4.5%	4.3%
Lease termination expenses	1.1%	0.4%	0.6%	0.3%
Pre-opening expenses	0.0%	2.2%	0.8%	2.2%
Transaction costs	1.6%	—%	0.7%	—%
Equity in income of investee companies	—%	—%	—%	(0.2)%
Other expense (income), net	0.2%	0.2%	(0.3)%	(0.2)%
Total costs and expenses	96.5%	98.3%	96.5%	97.4%
Operating income	3.5%	1.7%	3.5%	2.6%
Other expenses, net:
Interest expense, net of interest income	1.0%	1.5%	1.0%	1.5%
Loss on early debt extinguishment	—%	—%	0.6%	—%
Total other expenses, net	1.0%	1.5%	1.7%	1.5%
Income before provision for income taxes	2.5%	0.2%	1.8%	1.1%
Provision for income taxes	0.3%	1.3%	0.2%	0.7%
Net income (loss)	2.1%	(1.0)%	1.6%	0.4%
Less: net income attributable to noncontrolling interest	0.0%	0.5%	0.1%	0.2%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	2.1%	(1.5)%	1.4%	0.2%

(1)	These expenses are being shown as a percentage of owned restaurant net revenues.
(2)	These expenses are being shown as a percentage of owned food, beverage and other net revenues.
(3)	These expenses are being shown as a percentage of total owned revenue.

The following tables show our operating results by segment for the periods indicated (in thousands):

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$17,120	$2,065	$—	$19,185	$15,312	$1,960	$—	$17,272
Management, license and incentive fee revenue	—	—	2,921	2,921	—	—	2,688	2,688
Total revenues	17,120	2,065	2,921	22,106	15,312	1,960	2,688	19,960

Cost and expenses:
Owned operating expenses:
Cost of sales	4,472	—	—	4,472	4,050	—	—	4,050
Other operating expenses	10,783	—	—	10,783	9,779	—	—	9,779
Owned food, beverage and other expenses	—	1,971	—	1,971	—	2,068	—	2,068
Total owned operating expenses	15,255	1,971	—	17,226	13,829	2,068	—	15,897
Segment income (loss)	$1,865	$94	$2,921	$4,880	$1,483	$(108)	$2,688	$4,063

General and administrative				2,352				2,266
Depreciation and amortization				1,103				896
Interest expense, net of interest income				230				294
Transaction costs				358				—
Other				292				565
Income before provision for income taxes				$545				$42

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
		Owned food,	Managed and			Owned food,	Managed and
	Owned	beverage and	licensed		Owned	beverage and	licensed
	restaurants	other	operations	Total	restaurants	other	operations	Total
Revenues:
Owned net revenues	$53,749	$6,472	$—	$60,221	$45,908	$6,048	$—	$51,956
Management, license and incentive fee revenue	—	—	8,260	8,260	—	—	7,832	7,832
Total revenues	53,749	6,472	8,260	68,481	45,908	6,048	7,832	59,788

Cost and expenses:
Owned operating expenses:
Cost of sales	14,109	—	—	14,109	12,121	—	—	12,121
Other operating expenses	33,554	—	—	33,554	28,556	—	—	28,556
Owned food, beverage and other expenses	—	6,455	—	6,455	—	5,782	—	5,782
Total owned operating expenses	47,663	6,455	—	54,118	40,677	5,782	—	46,459
Segment income (loss)	$6,086	$17	$8,260	$14,363	$5,231	$266	$7,832	$13,329

General and administrative				7,706				7,937
Depreciation and amortization				3,049				2,575
Interest expense, net of interest income				717				902
Transaction costs				510				—
Loss on early debt extinguishment				437				—
Equity in income of investee companies				—				(111)
Other				712				1,359
Income before provision for income taxes				$1,232				$667

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$460	$(305)	$992	$106
Net income attributable to noncontrolling interest	9	96	83	116
Net income (loss)	469	(209)	1,075	222
Interest expense, net of interest income	230	294	717	902
Provision for income taxes	76	251	157	445
Depreciation and amortization	1,103	896	3,049	2,575
EBITDA	1,878	1,232	4,998	4,144
Non-cash rent expense (1)	3	(52)	(86)	(141)
Pre-opening expenses	—	449	545	1,330
Lease termination expense (2)	252	78	393	168
Loss on debt extinguishment	—	—	437	—
Transaction costs (3)	358	—	510	—
Stock-based compensation	338	337	975	1,005
Other nonrecurring charges	—	145	—	145
Adjusted EBITDA	2,829	2,189	7,772	6,651
Adjusted EBITDA attributable to noncontrolling interest	192	153	361	317
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$2,637	$2,036	$7,411	$6,334

(1) Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the statement of operations and comprehensive income (loss).

(2) Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.

(3) Transaction costs relate to costs incurred with the Kona Grill acquisition and internal costs associated with capital raising activities, most recently the Bank of America Credit Agreement, the Goldman Sachs Credit Agreement, and costs associated with the preparation of the Form S-8.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $1.8 million, or 11.8%, to $17.1 million for the three months ended September 30, 2019 from $15.3 million for the three months ended September 30, 2018. This increase was primarily due to increased sales at our existing owned locations and the opening of our restaurant in Nashville, Tennessee in March 2019. SSS increased 7.9% with an average check increase of 5.2% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Our Denver location, which opened in January 2017, was considered a comparable location for SSS in the three months ended September 30, 2019. To drive revenue, among several strategies, we have emphasized happy-hour and pre-dinner time frames. We have also emphasized group dining, banquets and events, and increased efforts in digital marketing.

Owned food, beverage and other revenues. Owned food, beverage and other revenues increased $0.1 million, or 5.4%, to $2.1 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018.

Management and license fee revenue. Management and license fee revenues increased $0.2 million, or 7.4%, to $2.9 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018. Management and license fee revenues increased primarily due to increased sales within our existing international managed locations in the United Kingdom and Italy, which was partially offset by the negative currency effects of a weaker British Pound and Euro. The increase was also driven by new STK licensed locations that opened in the third quarter of 2018 and in 2019, including in Mexico City, Mexico, Dubai, United Arab Emirates, and Doha, Qatar. This increase was partially offset by the loss of management fee revenue from the One 29 Park, LLC management agreement, which terminated on September 30, 2018.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $0.4 million, or 9.8%, to $4.5 million for the three months ended September 30, 2019 from $4.1 million for the three months ended September 30, 2018. This increase was primarily due to increased sales at our existing owned locations and the opening of our restaurant in Nashville, Tennessee in March 2019. As a percentage of owned restaurant net revenues, cost of sales decreased from 26.4% for the three months ended September 30, 2018 to 26.1% for the three months ended September 30, 2019 primarily due a decreased sales mix of food to beverage sales coupled with better restaurant-level management of waste. Food revenues as a percentage of total food and beverage revenues were approximately 65% and 66% for the three months ended September 30, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses.  Owned restaurant operating expenses increased $1.0 million, or 10.2%, to $10.8 million for the three months ended September 30, 2019 from $9.8 million for the three months ended September 30, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses decreased 90 basis points to 63.0% for the three months ended September 30, 2019 from 63.9% for the three months ended September 30, 2018 primarily as a result of improvements in operating expenses and labor efficiencies, which were partially offset by the opening of our owned STK restaurant in Nashville, Tennessee in March 2019.

Owned food, beverage and other expenses. Owned food, beverage and other expenses decreased $0.1 million, or 4.8%, to $2.0 million for the three months ended September 30, 2019 from $2.1 million for the three months ended September 30, 2018 primarily due to improvements in operating expenses and labor efficiencies.

General and administrative. General and administrative costs increased approximately $0.1 million, or 4.3%, to $2.4 million for the three months ended September 30, 2019 from $2.3 million for the three months ended September 30, 2018 primarily as a result of increased professional expenses. However,  general and administrative costs as a percentage of total revenues decreased to 10.6% for the three months ended September 30, 2019 from 11.4% for the three months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.2 million, or 22.2%, to $1.1 million for the three months ended September 30, 2019 from $0.9 million for the three months ended September 30, 2018. The increase was primarily related to the opening of our restaurant in Nashville, Tennessee in March 2019.

Lease termination expenses.  Lease termination expense increased approximately $0.2 million to $0.3 million for the three months ending September 30, 2019 from $0.1 million for the three months ended September 30, 2018. These costs are associated with closed, abandoned and disputed locations or leases. The lease termination expenses increased primarily due to settlements paid to a landlord related to disputed lease terms and the costs to close a New York, New York corporate office.

Pre-opening expenses. Pre-opening expenses for the three months ended September 30, 2018 were $0.4 million related to the development of our restaurant in San Diego, California, which opened in July 2018. There were no pre-opening expenses incurred in the three months ended September 30, 2019 because our STK restaurant in Nashville, Tennessee opened in March 2019.

Transaction costs.  In the three months ended September 30, 2019, we incurred transaction costs of approximately $0.4 million related to the Kona Grill acquisition, which closed on October 4, 2019, and the internal costs associated with entering into the Goldman Sachs Credit Agreement, the proceeds of which were used to finance the Kona Grill acquisition. Refer to Note 19 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for details related to the acquisition and related financing.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $0.2 million and $0.3 million for the three months ending September 30, 2019 and 2018, respectively.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 2019 was a tax expense of $0.1 million compared to tax expense of $0.3 million for the three months ended September 30, 2018. Our effective tax rate was 13.9% and 597.6% for the three months ended September 30, 2019 and 2018, respectively. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was negligible for the three months ended September 30, 2019 and approximately $0.1 million for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenues

Owned restaurant net revenues. Owned restaurant net revenues increased $7.8 million, or 17.0%, to $53.7 million for the nine months ended September 30, 2019 from $45.9 million for the nine months ended September 30, 2018. This increase was primarily due to increased sales at our existing owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. SSS increased 8.7% with an average check increase of 2.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our Denver location, which opened in January 2017, was considered a comparable location for SSS in the nine months ended September 30, 2019. To drive revenue, among several strategies, we have emphasized happy-hour and pre-dinner time frames. We have also emphasized group dining and increased efforts in digital marketing.

Owned food, beverage and other revenues. Owned food, beverage and other revenues increased $0.5 million, or 8.3%, to $6.5 million for the nine months ended September 30, 2019 from $6.0 million for the nine months ended September 30, 2018. The increase in revenue was primarily related to the 2019 Super Bowl activities in Atlanta, Georgia for which there was not a similar event in 2018.

Management and license fee revenue. Management and license fee revenues increased $0.5 million, or 6.4%, to $8.3 million for the nine months ended September 30, 2019 from $7.8 million for the nine months ended September 30, 2018. Management and license fee revenues increased related to new STK licensed locations that opened in the third quarter of 2018 or in 2019, including in Mexico City, Mexico, Dubai, United Arab Emirates, and Doha, Qatar. This increase was partially offset by the loss of management fee revenue from the One 29 Park, LLC management agreement, which terminated on September 30, 2018, as well as negative currency effects of a weaker British Pound and Euro related to our managed and license locations in the United Kingdom and Italy.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $2.0 million, or 16.5%, to $14.1 million for the nine months ended September 30, 2019 from $12.1 million for the nine months ended September 30, 2018. This increase was primarily due to increased sales at our existing owned locations and the opening of our restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.  As a percentage of owned restaurant net revenues, cost of sales decreased from 26.4% for the nine months ended September 30, 2018 to 26.2% for the nine months ended September 30, 2019 primarily due to the positive impacts of operating initiatives including reduction of restaurant-level waste coupled with selective price increases. This decrease in cost of sales was partially offset by inflation of food prices. Food revenues as a percentage of total food and beverage revenues were approximately 65% for each of the nine months ended September 30, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses.  Owned restaurant operating expenses increased $5.0 million, or 17.5%, to $33.6 million for the nine months ended September 30, 2019 from $28.6 million for the nine months ended September 30, 2018. As a percentage of owned restaurant net revenues, owned restaurant operating expenses increased 20 basis points to 62.4% for the nine months ended September 30, 2019 from 62.2% for the nine months ended September 30, 2018 primarily as a result of the openings of two owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.

Owned food, beverage and other expenses. Owned food, beverage and other expenses increased $0.7 million, or 12.1%, to $6.5 million for the nine months ended September 30, 2019 from $5.8 million for the nine months ended September 30, 2018. The increase in expense was primarily related to the 2019 Super Bowl activities in Atlanta, Georgia, for which there was not a similar event in 2018, and increased marketing activities from our major off-site events group.

General and administrative. General and administrative costs decreased $0.2 million, or 2.5%, to $7.7 million for the nine months ended September 30, 2019 from $7.9 million for the nine months ended September 30, 2018. The decrease was primarily due to reduced external professional fees and corporate occupancy costs. General and administrative costs as a percentage of total revenues decreased 200 basis points from 13.3% for the nine months ended September 30, 2018 to 11.3% for the nine months ended September 30, 2019.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.4 million, or 15.4%, to $3.0 million for the nine months ended September 30, 2019 from $2.6 million for the nine months ended September 30, 2018. The increase was primarily related to the opening of our restaurant in San Diego, California in July 2018 and our restaurant in Nashville, Tennessee in March 2019.

Lease termination expenses.  Lease termination expenses for the nine months ending September 30, 2019 and 2018 were $0.4 million and $0.2 million, respectively.  These costs are associated with closed, abandoned and disputed locations or leases. The lease termination expenses increased primarily due to settlements paid to a landlord related to disputed lease terms and the costs to close a New York, New York corporate office.

Pre-opening expenses. Pre-opening expenses for the nine months ended September 30, 2019 were $0.5 million compared to pre-opening expenses of $1.3 million for the nine months ended September 30, 2018. In 2018, preopening expenses were primarily related to the development of our restaurant in San Diego, California, which opened in July 2018. In 2019, our preopening expenses related to the development of our STK restaurant in Nashville, Tennessee, which opened in March 2019.

Transaction costs.  In the nine months ended September 30, 2019, we incurred transaction costs of approximately $0.5 million. These costs were primarily related to the Kona Grill acquisition, which closed on October 4, 2019, and the internal costs associated with entering into the Goldman Sachs Credit Agreement, the proceeds of which were used to finance the Kona Grill acquisition. Refer to Note 19 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the Kona Grill acquisition and related financing. Additionally, the transaction costs include internal costs associated to entering into the Bank of America Credit Agreement on May 15, 2019 and costs to register shares on Form S-8 in conjunction with shareholder approved changes to our employee equity compensation plan. Refer to Note 6 and Note 19 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for details related to the Bank of America Credit Agreement and Kona Grill acquisition, respectively.

Equity in income of investee companies. Equity in income of investee companies was approximately $0.1 million for the nine months ended September 30, 2018. We did not recognize any equity in income of investee companies for the nine months ended September 30, 2019. Refer to Note 8 of our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information on our nonconsolidated investments.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $0.7 million and $0.9 million for the nine months ending September 30, 2019 and 2018, respectively.

Loss on early debt extinguishment. On May 15, 2019, in conjunction with entering into the Bank of America Credit Agreement, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on debt extinguishment primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2019 was tax expense of $0.2 million compared to $0.4 million for the nine months ended September 30, 2018. Our annual effective tax rate was 12.7% and 66.7% for the nine months ended September 30, 2019 and 2018, respectively. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) a full valuation allowance on the U.S. deferred tax assets, net; (iii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iv) taxes owed in state and local jurisdictions.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was approximately $0.1 million for each of the nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

On May 15, 2019, we entered into a Credit Agreement with Bank of America, N.A. The Bank of America Credit Agreement provides for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matures in May 2024.

The Bank of America Credit Agreement contained several financial covenants, including (a) a maximum consolidated leverage ratio of (i) 4.75 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2020 and (ii) 4.50 to 1.00 as of the end of any fiscal quarter thereafter and (b) a minimum consolidated fixed charge coverage ratio of 1.35 to 1.00.

The Bank of America Credit Agreement had several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) or (b) a base rate equal to the greater of the prime rate, the federal funds rate plus 0.50% or the LIBOR rate for a one-month period plus 1.00%; provided that the base rate may not be less than zero. Loans under the Bank of America Credit Agreement bore interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 2.75% and 3.50% (for LIBOR rate loans) and 1.75% and 2.50% (for base rate loans).

In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on debt extinguishment within other expenses, net on the consolidated statements of operations and comprehensive income (loss), primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, we prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party.

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA (“Goldman Sachs Credit Agreement”), which replaced the Bank of America Credit Agreement. The Goldman Sachs Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024. In the three and nine months ended September 30, 2019, we incurred $0.3 million of debt issuance costs related to the Goldman Sachs Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets. Refer to Note 19 – Subsequent Events for additional details regarding the acquisition and related financing.

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including costs of opening currently planned new restaurants, through cash provided by operations, borrowings on our Goldman Sachs Credit Agreement and construction allowances provided by landlords of certain locations.

In the context of our current debt structure and projected cash needs, we believe the combination of our cash provided by operations and our Goldman Sachs Credit Agreement are adequate to support our immediate business operations and plans. As September 30, 2019, we had cash and cash equivalents of approximately $2.0 million.

We expect that our capital expenditures, net of amounts received as landlord incentives, in 2019 will be less than prior years because we expect that that the Nashville, Tennessee STK restaurant will be the only new, owned restaurant we open in 2019. In the nine months ended September 30, 2019, we have received approximately $0.5 million of landlord incentives which were primarily used to fund capital expenditures for the construction of new, owned restaurants. We currently anticipate our total capital expenditures for 2019, net of cash landlord incentives received, will be approximately $5.0 million.

We expect to fund our anticipated capital expenditures for 2019 with current cash on hand, expected cash flows from operations, proceeds from expected tenant improvement allowances, and borrowings under the Goldman Sachs Credit Agreement. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	For the nine months ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$2,978	$3,407
Investing activities	(3,509)	(2,598)
Financing activities	1,342	(1,211)
Effect of exchange rate changes on cash	(357)	(178)
Net increase (decrease) in cash and cash equivalents	$454	$(580)

Operating Activities

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2019 compared to $3.4 million for the nine months ended September 30, 2018. The decrease was primarily attributable to the use of cash to settle working capital accounts, including accounts payable and accrued expenses. This was partially offset by improvements in net income and to changes within our working capital accounts, including converting $1.3 million of cash collateralized letters of credit to standby letters of credit.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $3.5 million compared to $2.6 million for the nine months ended June 30, 2018. The difference was attributable to increased capital expenditures in 2019 for purchases of property and equipment, primarily related to the construction of our owned restaurants and general capital expenditures of existing restaurants. In the nine months ended September 30, 2019, we received $0.5 million of landlord incentives which were primarily used to fund capital expenditures for the construction of new, owned restaurants. The receipt of the landlord incentives were reflected within the change in operating lease liabilities and right-of-use assets within net cash provided by operating activities. In the nine months ended September 30, 2018, we received of $0.6 million of proceeds related to the sale of our interest in One 29 Park, a restaurant and rooftop bar located in a New York City hotel.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1.3 million compared to net cash used in financing activities of $1.2 million in the nine months ended September 30, 2018. On May 15, 2019, we entered into the Bank of America Credit Agreement, which provided for a secured revolving credit facility of $10.0 million and a $10.0 million term loan, incurring $0.4 million of debt issuance costs. In conjunction with entering into the Bank of America Credit Agreement, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited as well as prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party.

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

Loan Agreements

As of September 30, 2019, our long-term debt consisted of a term loan, a revolving credit facility and equipment financing agreements for which no additional financing was available. In 2019, we made principal payments of approximately $11.5 million towards our long-term debt, which includes $8.9 million of early debt extinguishment payments. As of September 30, 2019, we had approximately $14.0 million of outstanding debt to third parties. On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into the Goldman Sachs Credit Agreement, which replaced the Bank of America Credit Agreement and provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan.

The Bank of America Credit Agreement contained, and the Goldman Sachs Credit Agreement contains, customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict our ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type. As of September 30, 2019, we were in compliance with the covenants required by the Bank of America Credit Agreement.  Based on current projections,  we believe that we would continue to comply with the covenants in the Bank of America Credit Agreement, and will comply with the convenants in the Goldman Sachs Credit Agreement, throughout the twelve months following the issuance of the financial statements.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Asset Purchase Agreement dated August 30, 2019 between Kona Grill Acquisition, LLC and Kona Grill, Inc., Kona Restaurant Holdings, Inc., Kona Shushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc., Kona Baltimore, Inc., Kona Grill International Holdings, Inc., Kona Grill International, Inc., and Kona Grill Puerto Rico, Inc. (Incorporated by reference to Form 8-K filed on September 3, 2019).

10.2	Employment Agreement between Emanuel Hilario and The ONE Group Hospitality, Inc. dated September 3, 2019 (Incorporated by reference to Form 8-K filed on September 3, 2019).
10.3	Credit and Guaranty Agreement dated October 4, 2019 with Goldman Sachs Bank USA (Incorporated by reference to Form 8-K/A filed on October 8, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2019

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer