Form 10-K
period 2019-12-31
ONE Group Hospitality, Inc.
filed 2020-03-26
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 001‑37379

The ONE Group Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14‑1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1624 Market Street, Suite 311, Denver, Colorado	80202
(Address of principal executive offices)	Zip Code

646‑624‑2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STKS	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $41,688,355.

Number of shares of Common Stock outstanding as of March 24, 2020:  28,624,943

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements:

This Annual Report on Form 10‑K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof, and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include, but are not limited to, the risk factors discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10‑K. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as future economic performance, general economic conditions, consumer preferences and spending, costs, competition, new product execution, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation and local regulation, future litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “year ended” refers to the entire calendar year, unless the context otherwise indicates.

Item 1. Business

Description of the Business

The ONE Group Hospitality, Inc., a Delaware corporation, is a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us at a particular hospitality venue and customized for the client. We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy atmosphere and cuisine into one great experience that we refer to as “Vibe Dining”. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York, New York, and, as of December 31, 2019, we owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and including F&B services provided to four hotels and casinos in the United States and Europe.  For those restaurants and venues that are managed or licensed, we generate management and incentive fee revenue based on a percentage of the location’s revenues and net profits.

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities. The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition. Over the next twelve months, we intend to integrate Kona Grill by leveraging our corporate infrastructure, bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Negative Effects of COVID-19

The negative effect on our business from the novel coronavirus (“COVID-19”) is significant. We experienced an initial decline in restaurant revenue that began in early March 2020 as travel began to decrease. Public anxiety with respect to COVID-19, and government recommendations and measures to avoid public gatherings especially within restaurants and bars, will materially and adversely affect our operations and financial results. A more detailed description of the potential effects of COVID-19 on our business is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location as of December 31, 2019:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	10	24	2	36
Managed	1	—	1	2
Licensed	1	—	—	1
Total domestic	12	24	3	39
International
Owned	—	—	—	—
Managed	3	—	8	11
Licensed	5	—	—	5
Total international	8	—	8	16
Total venues	20	24	11	55
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bagatelle, Heliot, Hideout, Marconi and Radio.

We expect to continue to expand our operations domestically and internationally primarily through a mix of licensed and managed restaurants using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

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

We operate ten owned, four managed and six licensed STK restaurants in major metropolitan cities in North America, Europe and the Middle East.  Our STK restaurants average approximately 10,000 to 11,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2019, the average restaurant revenues and average domestic check for owned and managed STK restaurants that have been open 18 months at December 31, 2019 were $11.1 million and $109.00,  respectively.

We are focused on expanding our global STK footprint. We believe that the locations of our STK restaurants are critical to our long-term success, and we devote significant time and resources to analyzing prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concepts and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open as many as five to six STKs annually.

Kona Grill

Kona Grill is a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.  Kona Grill offers freshly prepared food and attentive service in an upscale, contemporary ambiance that creates an exceptional dining experience that we believe exceeds many traditional casual dining restaurants. Menu items are prepared from scratch at each restaurant location, creating memorable flavor profiles that appeal to a wide range of customers. The diverse menu is complemented by a full-service bar offering a broad assortment of wines, craft cocktails, and beers. We believe that the Kona Grill brand is complementary to our other brands and will enable us to capture market share in the Vibe Dining segment.

We operate 24 owned Kona Grill restaurants within the United States, and our Kona Grill restaurants average approximately 7,200 square feet. In 2019, the average restaurant revenues for Kona Grill restaurants was $4.2 million. From the date of the Kona Grill acquisition on October 4, 2019 to December 31, 2019, the average restaurant revenues and average domestic check for the Kona Grill restaurants were $1.0 million and $26.00, respectively.

ONE Hospitality

Our ONE Hospitality segment is composed of our F&B hospitality management agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

•

ANGEL. ANGEL Rooftop bar and Dining, which opened in the fourth quarter of 2019, is a sophisticated Southern-Mediterranean restaurant with two indoor and outdoor bars, a floral garden patio, and a plunge pool located within the Hotel Calimala in Florence, Italy.

•

Bagatelle.  Bagatelle NY is a fine French bistro in New York, New York offering modern Mediterranean cuisine in an opulent atmosphere and is known for its lively brunch scene. In addition to a management agreement with Bagatelle NY, we have a 51.13% ownership interest in the restaurant which is reflected as a cost method investment.

•	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London that offers impressive views of the main casino gambling floor.
•

Hideout.  The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.

•	Marconi. The Marconi Lounge is a stylish and sophisticated lounge bar that we manage within the ME London hotel that offers an extensive cocktail menu in an upbeat atmosphere.
•	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with two signature locations on top of the ME London and ME Milan hotels.

Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we are operating under four F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

Our F&B hospitality contracts generate revenues for us through management fees, which are typically calculated as a percentage of the operation’s revenues, and we earn additional milestone and incentive fees based on the operation’s profitability. We typically target F&B hospitality service opportunities where we believe we can generate at least $500,000 of annual pre-tax income.

We expect our F&B hospitality services business to be an important driver of our growth and profitability, enabling us to generate management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into one to two new F&B hospitality agreements annually.

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

We maintain consistent pricing standards and procedures for all top-volume purchases at our restaurants. Suppliers are selected and pricing is negotiated on a national level in each country where one or more of our restaurants operate. We test new suppliers on a regional basis for an extended period before using them on a national basis. We periodically review supplier consistency and satisfaction with our location chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high-quality specifications. We also utilize purchasing software at some of our locations to facilitate a bidding process on local purchases. In markets where we do not use this software, we require local chefs to seek bids from multiple suppliers to ensure competitive pricing. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program imposes guidelines for ordering beverage products at our properties. We provide beverage managers at each location with national guidelines for standardized products. We utilize a third-party company to conduct beverage inventory and cost reviews. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2019, the sale of beverages accounted for approximately 34% of restaurant revenues.

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

Advertising and Marketing

The primary focus of our advertising and marketing is to increase awareness of our brands and our overall reputation for quality, service and delivering a high-energy experience. Our marketing efforts are designed to strengthen our brand recognition in markets where we currently operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong internal public relations team to increase the frequency with which our existing customers visit our restaurants and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. Additional marketing functions include the use of our websites,  www.STKsteakhouse.com and www.KonaGrill.com, to facilitate online reservations and gift card sales to drive revenue.

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Del Frisco’s, Fleming’s, Mastro’s and The Capital Grille, local upscale steakhouses and polished casual chains, such as Brio Tuscan Grille, The Cheesecake Factory, P.F. Chang’s and Yard House. There is also competition from other Vibe Dining restaurants such as Nobu, Lavo and Tao and other high-end hospitality services companies such as the Gerber Group, Lettuce Entertain You and ESquared Hospitality. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our second and fourth quarters have higher sales volume than other quarters of the year.

Intellectual Property

Our rights in our registered and unregistered intellectual property, including trademarks and service marks, are significant to our business. We own the U.S. federal registration rights to the “STK,” “Kona Grill,” and several related word marks and design marks related to our brands. We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We license the rights to use certain trademarks we own or license to our licensees in connection with their operations. We also own several other trademarks and service marks. It is our policy to defend our marks against encroachment by others.

Employees

As of December 31, 2019, we employed approximately 70 corporate employees within our corporate offices and an aggregate of 227 full-time, salaried employees at all of our locations. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 87. Combining full-time and part-time employees, we employ and manage approximately 3,400 persons worldwide. We have never experienced a work stoppage, and none of our employees are represented by  a labor organization.

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

Available Information

We are subject to the information requirements of the Exchange Act. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1‑800‑SEC‑0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Additionally, copies of our reports on Forms 10‑K, 10‑Q and 8‑K and any amendments to such reports are available for viewing and copying through our internet site (www.togrp.com), free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. We typically post information about us on our website under the Investor Relations tab, including materials used at investor conferences. We do not incorporate any information found or accessible through our website into this Annual Report on Form 10‑K.

We also make available on our website and in print to any stockholder who requests it, our Audit and Compensation Committee charters, as well as the Code of Conduct that applies to all directors, officers and associates of the Company. Amendments to these documents or waivers related to the Code of Conduct will be made available on our website as soon as reasonably practicable after their execution.

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

Combining Kona Grill’s business with ours may be more difficult, costly or time consuming than expected and the anticipated synergies and other benefits of the acquisition may not be realized.

The success of our recent acquisition of Kona Grill, including anticipated synergies and other benefits, depends, in part, on our ability to successfully combine and integrate Kona Grill into our business. The integration could result in material challenges, including, without limitation:

•	The diversion of management’s attention from ongoing business;
•	Managing a larger combined company;
•	Maintaining employee morale and retaining key management and other employees;
•	The possibility of faulty assumptions underlying expectations regarding the integration process;
•	Consolidating administrative infrastructures and addressing possible differences in corporate culture and philosophies;
•	Unanticipated issues in integrating information technology, accounting, communications and other systems; and,
•	Unforeseen expenses or delays associated with the integration.

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests and licensees. Our key strategies are to:

•	Drive same store sales;
•	Improve operational efficiency at our restaurants;
•	Reduce corporate general and administrative expenses; and
•	Grow our portfolio primarily through licensing and management deals.

Improving comparable location sales and restaurant-level margins depends in part on whether we are able to achieve revenue growth through increases in the average check and increases in customer traffic, and to further expand our private dining business at each location and delivery service business in markets where offered. We believe there are opportunities to increase the average check at our locations through selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our location sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. We believe that expanding the markets in which we offer third-party delivery services will also result in incremental sales. We believe select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing locations for any reason, our profitability and results of operations could be adversely affected.

One key element of our growth strategy is opening new restaurants and F&B hospitality services locations. We believe there are opportunities to open approximately six to eight new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing or management agreements (referred to as our “capital light strategy”). However, there can be no assurance that we will be able to open new restaurants or F&B hospitality services locations at the rate that we currently expect.

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

Additionally, our venues are expensive to build, and we and management unit partners and our licensees incur significant capital and pre-opening expense. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends. New locations may not be profitable, and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for certain buildout costs and pre-opening expenses incurred in connection with opening such operations.

We have a limited number of venues and we operate multiple venues in some cities and are therefore sensitive to economic and other trends and developments in these cities.

We have a relatively small number of restaurants and F&B service locations, and we operate multiple venues in some cities. We typically operate one to six venues in the cities where we operate. Accordingly, particularly in cities where we have multiple venues, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, changes in customer preferences or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations compared to some of our competitors that may have less restaurant concentration or that do not operate in our markets. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

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

A substantial number of national and regional restaurant chains, as well as independently owned restaurants, compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Del Frisco’s, Fleming’s, Mastro’s and The Capital Grille, and local upscale steakhouses as well as polished casual chains such as Brio Tuscan Grille, The Cheesecake Factory, P.F. Chang’s and Yard House. There is also competition from non-steak but upscale and high-energy restaurants, and other high-end hospitality services companies and high-energy nightlife concepts. To the extent that our restaurants and F&B hospitality services operations are in hotels, casinos, resorts and similar client locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

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

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2019, we operate six licensed STK restaurants. Our licensees are required to operate our restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws. In addition, if our licensees fail to make investments necessary to maintain or improve the restaurants, guest preference for our brand could suffer. Our licensees are subject to business risks similar to those we face such as competition; customer acceptance; fluctuations in the cost, quality and availability of raw ingredients; increased labor costs; difficulty obtaining acceptable site leases; and

difficulty obtaining proper financing. Failure of licensed restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation and our business.

The success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations. Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed restaurants in their licensing areas, or that the licensees, once selected, will be able to negotiate acceptable lease or purchase terms for prospective sites or to obtain the necessary approvals for such sites, or that financing will be available to construct and open new venues.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 30% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results, because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

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

We are, from time to time, the subject of complaints or litigation from our consumers alleging, among other things, illness, injury or other food quality, health or operational concerns. The inappropriate use of social media by our employees or customers could lead to litigation and result in negative publicity that could damage our reputation. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. A significant increase in the number of these claims or in the number of such claims that are successful could materially adversely affect our brand, financial condition or operating results. Like most employee practices liability insurance policies, our policy does not provide protection against hour and wage claims, and therefore litigation in the area could adversely impact our financial condition. We settled a class action wage and hour claim in New York in 2018.

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

We primarily depend on cash flow from operations to pay our obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to meet our operating lease and management agreement obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

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

Additionally, negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would under some circumstances have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages (which are subject to collectability risk) as our sole recourse. Our development of new locations may also be adversely affected by the negative financial situations of potential developers, landlords and host sites. Such parties may delay or cancel development projects or renovations of existing projects due to the instability in the credit markets and economic uncertainty. This could reduce the number of high-quality locations available that we would consider for our new operations or cause the quality of the sites in which the restaurants and food and beverage hospitality services operations are located to deteriorate. Any of these developments could have an adverse effect on our existing businesses or cause us to curtail new projects.

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

We estimate that approximately 75% of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants. With this liability shift, any restaurant or merchant that is not using an approved chip-and-pin point-of-sale device would be liable for counterfeit or fraudulent charges.

Despite the implementation of security measures (such as the employment of internal resources and external consultants to conduct auditing and testing for weaknesses in our informational technology environment), our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access or disclosure, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all. Unauthorized access, loss or dissemination could disrupt our operations, our ability to process and prepare company financial information, and manage various general and administrative aspects of our business. To the extent that any such disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential, proprietary or personal information, we could incur liability, suffer reputational damage or poor financial performance or become the subject of regulatory actions by state, federal or non-US authorities, any of which could adversely affect our business.

We are subject to numerous and changing U.S. federal and foreign government regulations. Failure to comply with or substantial changes in government regulations could negatively affect our sales, increase our costs or result in fines or other penalties against us.

Each of our venues is subject to licensing and regulation by the health, sanitation, safety, labor, building environmental (including disposal, pollution, and the presence of hazardous substances) and fire agencies of the respective states, counties, cities, and municipalities in which it is located, as well as under federal law. These regulations govern the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. Alcoholic beverage control regulations govern various aspects of our locations’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically, our locations’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of venues for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and our results of operations.

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

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2019, approximately 38% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the “FICA tip credit”). We utilize the federal FICA tip credit to reduce our federal income tax expense. Changes in the tax law could reduce or eliminate the FICA tip credit, which could negatively impact our results of operations and cash flows in future periods.

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

We have registered, or have applications pending to register, the trademarks STK, Kona Grill and Konavore with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. Our brands, which include our trademarks, service marks and other intellectual property and proprietary rights, are important to our success and our competitive position. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights or may assert that we are infringing rights they have in their trademarks, service marks, patents or other proprietary rights. Any such disputes could force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets.

Each of our intellectual property marks is pledged as collateral securing our credit and guaranty agreement with Goldman Sachs Bank USA (“Goldman Sachs”). Default under these agreements could enable Goldman Sachs to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business.

The outbreak of the novel coronavirus disease (“COVID-19”) has significantly affected our restaurant traffic and our business.

Our business has been adversely affected by the effect of, the public perception of a risk of, and government actions to contain, a novel strain of coronavirus (COVID-19). In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. As discussed further below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, since early March 2020, we have experienced a significant decline in restaurant traffic and government agencies have since declared a state of emergency in the U.S. and in foreign jurisdictions where we operate, and some government agencies have restricted movement, required restaurant and bar closures, and advised people not to visit restaurants or bars. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19. In response to these conditions, we have temporarily closed several restaurants and we have shifted operations at others to provide only take-out and delivery service. We expect our results of operations to be materially and negatively affected by these actions. A prolonged occurrence of COVID-19 may result in further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry. Our efforts to mitigate the effect of COVID-19 on our business may be unsuccessful, and we may not be able to adequately reduce our costs as we move to a take-out and delivery model, with which we have limited experience. Any of these events could result in a sustained, significant drop in restaurant traffic and could have a material adverse effect on us.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemic could severely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus, norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect the guest traffic at our restaurants and the ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2019, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

We may not be able to comply with certain debt covenants on our debt.

Our credit agreements require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events beyond our control, including the effects on our business of COVID-19 and related government actions and consumer behavior. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable. If we breach these covenants and fail to comply with the credit agreements, and the lenders accelerate the amounts outstanding, our business and results of operations would be adversely affected.

In addition, our ability to borrow under our revolving credit facility depends on several factors, including compliance with specified leverage incurrence ratios. If we are not able to borrow under our revolving credit facility to bridge losses we incur while our operations are affected by the COVID-19 outbreak, and if alternative financing is not available to us on acceptable terms or at all, our business and results of operations would be adversely affected.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any properties. Each of our “owned” locations operates in premises leased by its operating subsidiary. We do not have a direct ownership interest in locations which are operated pursuant to a management agreement (“managed”) or license agreement (“licensed”) with one of our hospitality partners.

As of December 31, 2019, our STK locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
STK Atlanta	—	Atlanta, Georgia	Owned	12,000	12/31/2026
STK Chicago	—	Chicago, Illinois	Owned	9,300	9/30/2025
STK Denver	—	Denver, Colorado	Owned	7,000	6/30/2026
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed	7,000	1/31/2024
STK Downtown (3)	—	New York, New York	Owned (4)	24,000	4/30/2025
STK Dubai Downtown	Address Downtown Hotel	Dubai, United Arab Emirates	Licensed	11,200	12/4/2027
STK Dubai Marina	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed	10,000	12/4/2027
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed	13,330	12/31/2021
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed	10,000	1/28/2025
STK London	ME London	London, England	Managed	8,000	12/31/2022
STK Mexico City	—	Mexico City, Mexico	Licensed	5,000	8/31/2028
STK Miami Beach	—	Miami Beach, Florida	Owned	11,400	10/31/2027
STK Midtown	—	New York, New York	Owned	13,400	8/23/2031
STK Milan	ME Milan	Milan, Italy	Managed	7,200	5/11/2025
STK Nashville	—	Nashville, Tennessee	Owned	9,500	9/30/2029
STK Orlando (3)	—	Orlando, Florida	Owned	16,300	11/30/2030
STK San Diego (3)	Andaz Hotel	San Diego, California	Owned	8,400	4/30/2026
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed	5,600	10/15/2029
STK Toronto	—	Toronto, Canada	Managed	9,800	7/30/2030
STK Westwood	W Hotel	Los Angeles, California	Owned	5,000	4/30/2025
(1)	Approximate
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement without taking into account renewal options.
(3)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location.
(4)	Ownership in location is 61.22%.

As of December 31, 2019, our Kona Grill locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
Kona Grill Alpharetta	—	Alpharetta, Georgia	Owned	7,100	10/31/2024
Kona Grill Baltimore	—	Baltimore, Maryland	Owned	7,000	12/31/2024
Kona Grill Boca Park	—	Las Vegas, Nevada	Owned	7,400	9/30/2023
Kona Grill Boise	—	Meridian, Idaho	Owned	7,200	10/31/2023
Kona Grill Carmel	—	Carmel, Indiana	Owned	7,500	1/31/2022
Kona Grill Cincinnati	—	Cincinnati, Ohio	Owned	8,500	1/31/2026
Kona Grill Dallas	—	Dallas, Texas	Owned	6,900	12/31/2023
Kona Grill Denver	—	Denver, Colorado	Owned	7,200	7/31/2025
Kona Grill Eden Prairie	—	Eden Prairie, Minnesota	Owned	7,000	1/31/2028
Kona Grill El Paso	—	El Paso, Texas	Owned	7,000	6/30/2024
Kona Grill Gilbert	—	Gilbert, Arizona	Owned	6,800	12/31/2022
Kona Grill Huntsville	—	Huntsville, Alabama	Owned	7,000	10/31/2026
Kona Grill Kansas City	—	Kansas City, Missouri	Owned	7,500	12/31/2027
Kona Grill Minnetonka	—	Minnetonka, Minnesota	Owned	7,200	4/30/2026
Kona Grill North Star	—	San Antonio, Texas	Owned	7,200	12/31/2026
Kona Grill Oak Brook	—	Oak Brook, Illinois	Owned	7,000	2/16/2022
Kona Grill Omaha	—	Omaha, Nebraska	Owned	7,800	12/31/2028
Kona Grill Plano	—	Plano, Texas	Owned	7,800	5/31/2025
Kona Grill San Antonio	—	San Antonio, Texas	Owned	7,200	9/30/2025
Kona Grill Sarasota	—	Sarasota, Florida	Owned	7,000	10/31/2024
Kona Grill Scottsdale	—	Scottsdale, Arizona	Owned	6,000	12/31/2023
Kona Grill Tampa	—	Tampa, Florida	Owned	7,500	12/31/2024
Kona Grill Troy	—	Troy, Michigan	Owned	7,000	3/31/2022
Kona Grill Woodbridge	—	Iselin, New Jersey	Owned	7,000	4/30/2029
(1)	Approximate.
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement without taking into account renewal options.

As of December 31, 2019, our ONE Hospitality brands and F&B services locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
ANGEL	Hotel Calimala	Florence, Italy	Managed	4,500	12/31/2024
Bagatelle	—	New York, New York	Managed (3)	5,000	11/30/2020
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed	n/a	7/12/2022
F&B Services - ME London	ME London	London, England	Managed	n/a	12/31/2022
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed	n/a	5/11/2025
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned	n/a	4/30/2025
Heliot	Hippodrome Casino	London, England	Managed	4,900	7/12/2022
Hideout	W Hotel	Los Angeles, California	Owned (4)	6,200	4/30/2025
Marconi	ME London	London, England	Managed	1,900	12/31/2022
Radio Rooftop Bar	ME London	London, England	Managed	5,500	12/31/2022
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed	5,200	5/11/2025
(1)	Approximate.
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement without taking into account renewal options.
(3)	Company's ownership in Bagatelle is accounted for as a cost method investment.
(4)	Includes the hotel lounge bar square footage.

In addition to the locations above, we leased office space for several support offices. We lease 4,700 square feet in Denver, Colorado for our corporate headquarters, which expires in June 2024.  We lease additional office space in New

York, New York  (2,200 square feet), Scottsdale, Arizona (2,200 square feet) and London, England  (1,300 square feet). These leases expire in August 2023, February 2025 and August 2024, respectively.

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

For information regarding litigation refer to Note 20. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". The following table sets forth the high and low sale prices for our common stock for each calendar quarter indicated:

	Common Stock
	2019		2018
	High	Low	High	Low
First Quarter	$3.36	$2.85	$3.10	$2.17
Second Quarter	4.00	2.86	2.78	2.18
Third Quarter	3.44	2.56	3.59	2.24
Fourth Quarter	$3.48	$2.40	$3.68	$1.87

Source: NASDAQ Capital Market

Holders

As of March 24, 2020, we estimate that there were 92 holders of record of our common stock.

Dividends

Although certain of our subsidiary limited liability companies ("LLCs") make distributions to members of our subsidiary LLCs, we have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board and will depend on our earnings, our capital requirements, compliance with debt covenants, overall financial condition and such other factors as the Board may consider. As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends. We currently intend to retain our earnings to finance our growth.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

Not required as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10‑K.

Business Summary

We are a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us at a particular hospitality venue and customized for the client. We were established with the vision of becoming a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. All our restaurants, lounges and F&B services are designed to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York, New York, and, as of December 31, 2019, we owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and including F&B services provided to four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of December 31, 2019:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	10	24	2	36
Managed	1	—	1	2
Licensed	1	—	—	1
Total domestic	12	24	3	39
International
Owned	—	—	—	—
Managed	3	—	8	11
Licensed	5	—	—	5
Total international	8	—	8	16
Total venues	20	24	11	55
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bagatelle, Heliot, Hideout, Marconi and Radio.

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately

$1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities.  The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Goldman Sachs Credit Agreement”). Over the next twelve months, we intend to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Uncertainties Related to COVID-19

The negative effect of the novel coronavirus (“COVID-19”) on our business is significant. We experienced an initial decline in restaurant revenue that began in early March 2020 as business travel decreased. Public anxiety about the spread of COVID-19 has since increased. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease, and on March 13, 2020, President Trump declared a state of emergency concerning COVID-19. Other government agencies have since recommended that people not visit restaurants or bars. In some jurisdictions in the U.S., people have been instructed to shelter in place to reduce the spread of COVID-19. In response to these conditions, and out of concern for our customers and partners, we have temporarily closed several restaurants and we have shifted operations at others to provide only take-out and delivery service. We expect that we will not be able to return to normal operations for weeks or months, and we expect that our results of operations to be materially and negatively affected by these actions in the first and second quarters of 2020.

We have implemented measures to reduce our costs during the COVID-19 period, including significant reductions in employees, deferral of capital projects, and we expect to return to more normal operations late in the second quarter of 2020 or early in the third quarter of 2020. Our resumption of normal operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Executive Summary

On October 4, 2019, we acquired 24 owned, domestic Kona Grill restaurants. Additionally, in 2019, we opened an owned STK restaurant in Nashville, Tennessee, two licensed STK restaurants located in Doha, Qatar and San Juan, Puerto Rico, and a managed rooftop bar concept, ANGEL, in Florence, Italy.

Total revenue increased $35.1 million, or 41.0% to $120.7 million for the year ended December 31, 2019 compared to $85.6 million for the year ended December 31, 2018. Approximately $23.7 million of the increase in total revenue was attributable to addition of the owned Kona Grill restaurants in the fourth quarter of 2019. The remaining increase in total revenue was primarily due to overall sales growth from existing restaurants, the openings of new owned and licensed STK restaurants, and the addition of one international, managed location.

Operating income increased $7.0 million to $12.8 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018. The increase in operating income was driven by the Kona Grill acquisition, which resulted in an $11.0 million bargain purchase gain and additional operating income of $2.6 million. This increase was partially offset by a non-cash write down of $2.7 million related to our cost method investments and $2.5 million of transaction costs incurred in 2019. The transaction costs included transaction and integration costs incurred with the Kona Grill acquisition and internal costs associated with capital raising activities, primarily associated with the Goldman Sachs Credit Agreement and a credit agreement with Bank of America, N.A.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Kona Grill Acquisition. On October 4, 2019, we acquired substantially all of the assets of Kona Grill, which comprised of 24 domestic restaurants. Over the next twelve months, we intend to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of owned, licensed and managed STK restaurants using a disciplined and targeted site selection process. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open as many as five to six STKs annually, primarily through management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2019, we opened an owned STK restaurant in Nashville, Tennessee and two licensed STK restaurants located in Doha, Qatar and San Juan, Puerto Rico. Additionally, as of December 31, 2019, we have a management agreement in-place to open a managed STK restaurant in Scottsdale, Arizona.

Expansion through New F&B Hospitality Projects. We expect our F&B hospitality services business to be an important driver of our growth and profitability, enabling us to generate management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into one to two new F&B hospitality agreements annually.  In 2019, we opened one managed rooftop bar concept, ANGEL, in Florence, Italy.

Increase Same Store Sales and Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to continue to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items. We believe that our operating margins will improve through growth in same store sales (“SSS”), as defined below in Key Performance Indicators, and a reduction of store-level operating expenses.

For the year ended December 31, 2019, our domestic STK SSS increased 8.3% compared to the same prior year period. On October 4, 2019, we acquired the 24 domestic owned Kona Grill restaurants. Kona Grill SSS for these acquired restaurants increased 3.9% for the fourth quarter of 2019 as compared to the same prior year period.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue. We continue to look at opportunities to decrease our general and administrative expenses by outsourcing non-core activities and through increases in staff productivity. General and administrative expenses as a percentage of revenues improved 350 basis points for the year ended December 31, 2019 as compared to the prior year

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Same Store Sales. SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period, which removes the impact of new restaurant openings in comparing the operations of existing restaurants.  For STK SSS, this measure includes total revenue from our owned and managed STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure.

Our comparable restaurant base for STK SSS consisted of nine domestic restaurants for the year ended December 31, 2019. For Kona Grill SSS, the 24 acquired domestic owned Kona Grill restaurants are included in the comparable restaurant base. STK SSS increased 8.3% for the compared to the same prior year period. Kona Grill SSS increased 3.9% for the period from acquisition on October 4, 2019 to December 31, 2019 as compared to the same prior year period.

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

In 2019, we opened an owned STK restaurant in Nashville, Tennessee, two licensed STK restaurants located in Doha, Qatar and San Juan, Puerto Rico, and a managed rooftop bar concept, ANGEL, in Florence, Italy.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, our average check was $109.00 compared to $106.00 for the years ended December 31, 2019 and 2018, respectively. The average check was $26.00 for Kona Grill restaurants for the period from October 4, 2019 to December 31, 2019.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues was $11.1 million and $10.2 million for the years ended December 31, 2019 and 2018, respectively. Our average comparable Kona Grill restaurant revenues was $1.0 million for the period from October 4, 2019 to December 31, 2019. In 2019, the average restaurant revenues for Kona Grill restaurants was $4.2 million.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth, operational efficiency and management accountability. As a result of these organizational changes, we identified our reportable operating segments as follows:

•

STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.

•	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
•

ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from our other brands and venue concepts, which include ANGEL, Bagatelle, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.

•

Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, pre-opening expenses, lease termination expenses, transaction costs, and other income and expenses. This segment also includes our major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

See Note 18 to our consolidated financial statements set forth in Item 15 of the Annual Report on Form 10‑K for further information on our segment reporting. Prior year amounts have been revised to conform to the current year segment presentation.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations.  Additionally, revenues from offsite banquets, our major off-site events group,  and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2019, beverage sales comprised 34% of food and beverage sales, before giving effect to any discounts, and food sales comprised the remaining 66%. This indicator assists management in understanding the trends in gross margins of the restaurants.

Our primary owned restaurant brands are STK and Kona Grill. We specifically look at comparable sales from both owned and managed restaurants to understand customer count trends and changes in average check as it relates to our primary restaurant brands.

Management, license and incentive fee revenue.  Management, license and incentive fee revenues include fees received pursuant to management and license agreements. Management agreements typically call for a management fee based on a percentage of revenue, a monthly marketing fee based on a percentage of revenues and an incentive fee based on a managed venue’s net profits. Similarly, royalties from the licensee in license agreements are generally based on a percentage of the licensed restaurant’s revenue. These management, license and incentive fees are recognized as revenue in the period the restaurant’s sales occur. Initial licensing fees and upfront fees related to management and license agreements are recognized as revenue on a straight-line basis over the term of the agreement.

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

•

Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

•

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

•

Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

•

Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services and commissions paid to event staff for banquet sales.

•

Repairs and maintenance. Repairs and maintenance consists of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

•

Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 18 months of a restaurant’s operations.

General and administrative. General and administrative expenses are comprised of all corporate overhead expenses, including payroll and related benefits, stock-based compensation expense, professional fees, such as legal and accounting fees, insurance and travel expenses. Certain centrally managed general and administrative expenses are allocated specifically to restaurant locations and are reflected in owned restaurant operating expenses and include shared services such as reservations, events and marketing. We expect general and administrative expenses to be leveraged as we grow, become more efficient, and continue to focus on best practices and cost savings measures.

Depreciation and amortization. Depreciation and amortization expense consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures and the amortization of the intangible assets related to the Kona Grill tradename.

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK restaurant at either a leased or F&B location. Pre-opening expenses are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. We expect minimal pre-opening costs as we focus our growth towards our capital light model. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Other Items

EBITDA and Adjusted EBITDA.  EBITDA and Adjusted EBITDA are presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation and results from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance, because they eliminate non-cash expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to table on page 32 for our reconciliation of net income to EBITDA and Adjusted EBITDA.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2019	2018
Revenues:
Owned restaurant net revenue	$108,775	$74,033
Management, license and incentive fee revenue	11,906	11,568
Total revenues	120,681	85,601
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	28,005	18,989
Owned restaurant operating expenses	67,883	45,695
Total owned operating expenses	95,888	64,684
General and administrative (including stock-based compensation of $1,306 and $1,313 for the years ended December 31, 2019 and 2018 respectively)	11,472	11,119
Depreciation and amortization	5,404	2,824
Bargain purchase gain	(10,963)	—
Loss on impairment of investments	2,684	—
Lease termination expenses	573	213
Pre-opening expenses	565	1,365
Transaction costs	2,513	—
Equity in income of investee companies	—	(182)
Other income, net	(246)	(235)
Total costs and expenses	107,890	79,788
Operating income	12,791	5,813
Other expenses, net:
Interest expense, net of interest income	1,954	1,193
Loss on early debt extinguishment	858	—
Total other expenses, net	2,812	1,193
Income before (benefit) provision for income taxes	9,979	4,620
(Benefit) provision for income taxes	(11,154)	713
Net income	21,133	3,907
Less: net income attributable to noncontrolling interest	302	633
Net income attributable to The ONE Group Hospitality, Inc.	$20,831	$3,274

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

For the year ended December 31,
	2019	2018
Revenues:
Owned restaurant net revenue	90.1%	86.5%
Management, license and incentive fee revenue	9.9%	13.5%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.7%	25.6%
Owned restaurant operating expenses (1)	62.5%	61.8%
Total owned operating expenses (1)	88.2%	87.4%
General and administrative (including stock-based compensation of 1.1% and 1.5% for the years ended December 31, 2019 and 2018 respectively)	9.5%	13.0%
Depreciation and amortization	4.5%	3.3%
Bargain purchase gain	(9.1)%	—%
Loss on impairment of investments	2.2%	—%
Lease termination expenses	0.5%	0.2%
Pre-opening expenses	0.5%	1.6%
Transaction costs	2.1%	—%
Equity in income of investee companies	—%	(0.2)%
Other income, net	(0.2)%	(0.3)%
Total costs and expenses	89.4%	93.2%
Operating income	10.6%	6.8%
Other expenses, net:
Interest expense, net of interest income	1.6%	1.4%
Loss on early debt extinguishment	0.7%	—%
Total other expenses, net	2.3%	1.4%
Income before (benefit) provision for income taxes	8.3%	5.4%
(Benefit) provision for income taxes	(9.2)%	0.8%
Net income	17.5%	4.6%
Less: net income attributable to noncontrolling interest	0.3%	0.7%
Net income attributable to The ONE Group Hospitality, Inc.	17.3%	3.8%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2019	2018
Net income attributable to The ONE Group Hospitality, Inc.	$20,831	$3,274
Net income attributable to noncontrolling interest	302	633
Net income	21,133	3,907
Interest expense, net of interest income	1,954	1,193
(Benefit) provision for income taxes	(11,154)	713
Depreciation and amortization	5,404	2,824
EBITDA	17,337	8,637
Bargain purchase gain	(10,963)	—
Loss on impairment of investments	2,684	—
Transaction costs (1)	2,513	—
Stock-based compensation	1,306	1,313
Loss on debt extinguishment	858	—
Lease termination expense (2)	573	213
Pre-opening expenses	565	1,365
Non-cash rent expense (3)	61	(289)
Other nonrecurring charges	—	145
Adjusted EBITDA	14,934	11,384
Adjusted EBITDA attributable to noncontrolling interest	646	880
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$14,288	$10,504

(1)

Primarily transaction costs incurred with the Kona Grill acquisition and subsequent integration activities and internal costs associated with capital raising activities, most recently the Bank of America Credit Agreement, the Goldman Sachs Credit Agreement, and costs associated with the preparation of the Form S-8.

(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of income and comprehensive income.

The following tables show our operating results by segment for the periods indicated (in thousands).  Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2019
Total revenues	$82,193	$23,741	$14,093	$654	$120,681
Equity in income of investee companies	—	—	—	—	—
Operating income	11,624	2,612	7,840	(9,285)	12,791
Capital asset additions	$3,330	$195	$40	$792	$4,357
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2018
Total revenues	$71,203	$—	$14,196	$202	$85,601
Equity in income of investee companies	—	—	182	—	182
Operating income	10,450	—	10,267	(14,904)	5,813
Capital asset additions	$3,321	$—	$31	$750	$4,102
As of December 31, 2018
Total assets	$47,363	$—	$6,415	$2,201	$55,979

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $34.8 million, or 46.9%, to $108.8 million for the year ended December 31, 2019 from $74.0 million for the year ended December 31, 2018. Approximately $23.7 million of the increase in total revenue was attributable to the addition of the owned Kona Grill restaurants in the fourth quarter of 2019. The remaining increase was primarily due to increased sales at our existing owned locations and the opening of our owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. STK SSS increased 8.3% with an average check increase of 3.2% for the year ended December 31, 2019 compared to the year ended December 31, 2018. To drive revenue, among several strategies, we have emphasized happy-hour and pre-dinner time frames. We have also emphasized group dining and increased efforts in digital marketing.

Management, license and incentive fee revenue.  Management and license fee revenues increased $0.3 million, or 2.9%, to $11.9 million for the year ended December 31, 2019 from $11.6 million for the year ended December 31, 2018. Management and license fee revenues increased related to new STK licensed locations that opened in 2019, including a licensed STK restaurant in Doha, Qatar, a licensed STK restaurant in San Juan, Puerto Rico and a managed rooftop bar concept, ANGEL, in Florence, Italy. Additionally, in the second half of 2018, we opened two licensed STK restaurants in Mexico City, Mexico and Dubai, United Arab Emirates. This was partially offset by the loss of management fee revenue from the One 29 Park, LLC management agreement, which terminated on September 30, 2018, and approximately $0.4 million of accelerated recognition of deferred revenue in the fourth quarter of 2018 related to the termination of a license agreement for our operations in Ibiza, Spain. During the first quarter of 2019, we executed a new license agreement for the STK Ibiza location.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $9.0 million, or 47.5%, to $28.0 million for the year ended December 31, 2019 from $19.0 million for the year ended December 31, 2018. Approximately $6.6 million of the increase in owned restaurant cost of sales was attributable to the addition of the owned Kona Grill restaurants in the fourth quarter of 2019. The remaining increase was primarily due to increased sales at our existing owned locations and the opening of our owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019. As a percentage of owned restaurant net revenues, cost of sales increased slightly from 25.6% for the year ended December 31, 2018 to 25.7% for the year ended December 31, 2019 primarily due to the addition of the Kona Grill restaurants which have a slightly lower revenue margin on cost of sales than the STK brand restaurants. This increase was partially offset by the positive impacts of operating initiatives in the STK restaurants including reduction of restaurant-level waste coupled with selective price increases. Food revenues as a percentage of total food and beverage revenues were 66% and 64% for the years ended December 31, 2019 and 2018, respectively. Food costs as a percentage of food revenues are typically higher than beverage costs as a percentage of beverage revenues.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $22.2 million, or 48.6%, to $67.9 million for the year ended December 31, 2019 from $45.7 million for the year ended December 31, 2018. Approximately $14.6 million of the increase in owned restaurant operating expense was attributable to the addition of the owned Kona Grill restaurants in the fourth quarter of 2019. As a percentage of owned restaurant net revenues, owned restaurant operating expenses increased 70 basis points to 62.5% for the year ended December 31, 2019 from 61.8% for the year ended December 31, 2018 primarily as a result of higher labor costs with the newly acquired Kona Grill restaurants and the openings of two owned STK restaurants in San Diego, California in July 2018 and Nashville, Tennessee in March 2019.

General and administrative. General and administrative costs increased $0.4 million, or 3.2% to $11.5 million for the year ended December 31, 2019 from $11.1 million for the year ended December 31, 2018. However, general and administrative costs as a percentage of total revenues decreased 350 basis points from 13.0% for the year ended December 31, 2018 to 9.5% for the year ended December 31, 2019. General and administrative costs increased slightly as a result of the additional overhead related to the Kona Grill acquisition, however the increase was partially offset by reduced external professional fees and STK related corporate occupancy costs.

Depreciation and amortization. Depreciation and amortization expense increased approximately $2.6 million to $5.4 million for the year ended December 31, 2019 from $2.8 million for the year ended December 31, 2018. The increase was primarily related to the addition of 24 owned Kona Grill locations in the fourth quarter of 2019 and the opening of our owned STK restaurants in San Diego, California in July 2018 and in Nashville, Tennessee in March 2019.

Bargain purchase gain. On October 4, 2019, we acquired substantially all of the assets of Kona Grill for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We acquired approximately $37.0 million of net assets, including $7.7 million in current liabilities, which resulted in a bargain purchase gain of approximately $11.0 million.

Loss on impairment of investments. On December 31, 2019, we determined that, because of the short term remaining on the lease (November 2020) and current market conditions, we are unable to recover the carrying amount of the investments in Bagatelle Investors and Bagatelle NY. As a result, we recorded a non-cash write down of $2.7 million related to our cost method investments for the year ended December 31, 2019. Refer to Note 10 of our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K for further information on our nonconsolidated investments

Lease termination expense.  Lease termination expenses for the years ending December 31, 2019 and 2018 were $0.6 million and $0.2 million, respectively. These costs are associated with closed, abandoned and disputed locations or leases. The lease termination expenses increased primarily due to settlements paid to a landlord related to disputed lease terms and the costs to close a New York, New York corporate office.

Pre-opening expenses. Pre-opening expenses for the years ending December 31, 2019 and 2018 were $0.6 million and $1.4 million, respectively. In 2018, preopening expenses were primarily related to the development of our restaurant in San Diego, California, which opened in July 2018. In 2019, our preopening expenses related to the development of our STK restaurant in Nashville, Tennessee, which opened in March 2019.

Transaction costs. In the year ended December 31, 2019, we incurred transaction costs of approximately $2.5 million. These costs were primarily related to the Kona Grill acquisition, which closed on October 4, 2019, and the internal costs associated with entering into the Goldman Sachs Credit Agreement, the proceeds of which were used to finance the Kona Grill acquisition. Additionally, the transaction costs include internal costs associated to entering into the Bank of America Credit Agreement on May 15, 2019 and costs to register shares on Form S-8 in conjunction with shareholder approved changes to our employee equity compensation plan. Refer to Note 3 and Note 8 to our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K for additional details regarding the Kona Grill acquisition and our debt financings.

Equity in income of investee companies.  Equity in income of investee companies was approximately $0.2 million for the year ended December 31, 2018. We did not recognize any equity in income of investee companies for the year ended December 31, 2019. Refer to Note 10 of our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K for further information on our nonconsolidated investments.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $2.0 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Loss on early debt extinguishment. On May 15, 2019, we entered into a credit agreement with Bank of America, N.A. (“Bank of America Credit Agreement”) and incurred approximately $0.4 million of debt issuance costs. In conjunction with entering into the Bank of America Credit Agreement, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. As a result, we recognized a $0.4 million loss on early debt extinguishment primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. The Bank of America Credit Agreement was replaced with the Goldman Sachs Credit Agreement on October 4, 2019 in conjunction with the Kona Grill acquisition. As a result, the unamortized debt issuance costs of $0.4 million was recognized as a loss on early debt extinguishment.

(Benefit) provision for income taxes. The benefit for income taxes for the year ended December 31, 2019 was $11.2 million compared to income tax expense of $0.7 million for the year ended December 31, 2018. Our effective tax rate was (111.8%) and 15.4% for years ended December 31, 2019 and 2018, respectively. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) a full valuation allowance of $10.8 million on the U.S. deferred tax assets, net, of which $10.3 million was reversed in 2019; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased by $0.3 million to $0.3 million for the year ended December 31, 2019 compared to $0.6 million for the year ended December 31, 2018.

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

We believe the combination of our cash provided by operations and our Goldman Sachs Credit Agreement are adequate to support our immediate business operations and plans. As of December 31, 2019, we had cash and cash equivalents of approximately $12.3 million and long-term debt of $48.3 million, which consisted of our Goldman Sachs Credit Agreement and equipment financing agreements. In 2019, we made principal payments of approximately $28.5 million towards our long-term debt, which included $22.5 million of early debt extinguishment payments.

In the year ended December 31, 2019, our capital expenditures, net of approximately $0.5 million of landlord incentives which were primarily used to fund capital expenditures for the construction of new, owned restaurants, was $3.9 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to enter into management and license agreements for the operation of STK restaurants where we are not required to contribute significant capital upfront.

Our operations have not required significant working capital, and, like many restaurant companies, we have negative working capital. Revenues are received primarily in credit card or cash receipts, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

Negative Effects of COVID-19

The negative effect on our business from the COVID-19 is significant. We experienced an initial decline in restaurant revenue that began in early March 2020 as travel began to decrease. Public anxiety with respect to COVID-19, and government recommendations and measures to avoid public gatherings especially within restaurants and bars, will materially and adversely affect our operations and financial results. We expect that we will not be able to return to normal operations for weeks or months, and we expect that our results of operations to be materially and negatively affected by these actions in the first and second quarters of 2020.

We have implemented measures to reduce our costs during the COVID-19 period, including significant reductions in employees, deferral of capital projects, and we expect to return to more normal operations late in the second quarter of

2020 or early in the third quarter of 2020. Our resumption of normal operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Goldman Sachs Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into the Goldman Sachs Credit Agreement, which replaced the Bank of America Credit Agreement and provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024. Additionally, our consolidated adjusted EBITDA as defined by the Goldman Sachs Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

The Goldman Sachs Credit Agreement contains several financial covenants, including the following:

•

A minimum consolidated fixed charge coverage ratio of (i) 1.35 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2021 and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;

•

A maximum consolidated leverage ratio of (i) 2.75 to 1.00 as of the end of any fiscal quarter ending on or prior to March 31, 2020, (ii) 2.50 to 1.00 as of the fiscal quarter ending June 30, 2020, (iii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iv) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (v) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (vi) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vii) 1.65 to 1.00 as of the fiscal quarter ending December 21, 2021 and (viii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. For purposes of calculating this ratio for the first four quarters, the agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;

•	Maximum consolidated capital expenditures not to exceed (i) $10,000,000 in 2020 and (ii) $8,000,000 in 2021 and every fiscal year thereafter; and,
•	Minimum consolidated liquidity not to be less than $1,500,000 at any time.

Our ability to borrow under our revolving credit facility is dependent on several factors. Our total borrowings cannot exceed a leverage incurrence multiple of (i) 2.50 to 1.00 as of the end of any fiscal quarters ending on or prior to June 30, 2020, (ii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021 (iv) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (v) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vi) 1.65 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. In addition, after giving effect to borrowings under the revolving credit facility, our cash and cash equivalents cannot exceed $4,000,000.

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

The Goldman Sachs Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, alter the organizational structure of the Company and its subsidiaries, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

As of December 31, 2019, we were in compliance with the covenants required by the Goldman Sachs Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Goldman Sachs Credit Agreement throughout the twelve months following the issuance of the financial statements.

See contractual obligations below and Note 8 and Note 20 to our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10‑K for further information on our long-term debt and commitments and contingencies.

Debt Extinguishments

On May 15, 2019, we entered into the Bank of America Credit Agreement, which was subsequently replaced with the Goldman Sachs Credit Agreement described above on October 4, 2019. The Bank of America Credit Agreement provided for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan was payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matured in May 2024. In conjunction with entering into the Bank of America Credit Agreement, we incurred $0.4 million of debt issuance costs. On October 4, 2019, the unamortized debt issuance costs of $0.4 million was recognized as a loss on early debt extinguishment.

In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, we prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. We recognized a $0.4 million loss on early debt extinguishment primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, we prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants as compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations and equipment financing, depending upon the timing of these expenditures and cash availability.

We typically seek to lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements, with a limited number of renewal options. Our rent structure varies, but our leases generally provide for the payment of both minimum and contingent rent based on sales, as well as other expenses related to the leases such as our pro-rata share of common area maintenance, property tax and insurance expenses. Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2019 and December 31, 2018 (in thousands):

	For the year ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$8,360	$6,444
Investing activities	(30,397)	(3,462)
Financing activities	33,121	(2,184)
Effect of exchange rate changes on cash	(332)	(754)
Net increase in cash and cash equivalents	$10,752	$44

Operating Activities. Net cash provided by operating activities was $8.4 million for the year ended December 31, 2019 compared to $6.4 million for the year ended December 31, 2018. The increase was primarily attributable to the increase in net income and improvements to the changes within our working capital accounts. This was partially offset by the non-cash impacts of the $11.0 million bargain purchase gain and the $10.3 million release of the valuation allowance within deferred taxes.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2019 was $30.4 million compared to $3.5 million for the year ended December 31, 2018. Approximately $26.0 million of the increase in net cash used in investing activities related to Kona Grill acquisition related payments, net of cash acquired. The remaining net cash used in investing activities in 2019 and in 2018 was primarily related to the construction of new restaurants and general capital expenditures of existing restaurants, partially offset by the receipt of proceeds related to the sale of our interest in One 29 Park, a restaurant and rooftop bar located in a New York City hotel, which occurred in the first quarter of 2018.

Financing Activities. Net cash provided by financing activities was $33.1 million for the year ended December 31, 2019 as compared to net cash used in financing activities of $2.2 million for the year ended December 31, 2018. In 2019, we received proceeds from our Goldman Sachs Credit Agreement and Bank of America Credit Agreement of $50.0 million and $14.8 million, respectively, and we made principal payments of approximately $28.5 million towards our long-term debt, which included $22.5 million of early debt extinguishment payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-term debt obligations	$48,260	$749	$1,071	$46,440	$—
Expected interest payments (1)	19,920	4,282	8,391	7,247	—
Standby letters of credit	394	83	165	146	—
Operating leases	180,869	12,980	25,900	25,844	116,145
Total	$249,443	$18,097	$35,524	$79,677	$116,145

(1)	Represents estimated future cash interest payments based on borrowings outstanding as of December 31, 2019 at the expected interest rate over the period outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10‑K for a detailed description of recent accounting pronouncements. With the exception of the adoption of Accounting Standard Codification Topic 842, Leases, the adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations. Refer to Note 14 of our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10‑K for a detailed description of the impact of the adoption of the new leases accounting standard.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10‑K.

Business Combinations

On October 4, 2019, we acquired substantially all the assets of Kona Grill, which was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification Topic 805, Business Combinations. Acquired assets and assumed liabilities were assigned fair values based on widely accepted valuation techniques, in accordance with Accounting Standard Codification Topic 820, Fair Value Measurements. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

As of December 31, 2019, we released  approximately $10.3 million of the valuation allowance based on an assessment of the realizability of our deferred tax assets. The remaining valuation allowance of $0.5 million relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Our 2019 taxes were impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, enacted global intangible low-taxed income (“GILTI”) which does not allow us to defer the earnings of our U.K. and Italy subsidiaries.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual venue asset group level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated, identifiable, undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined by discounting a restaurant’s identifiable future cash flows.

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

For the years ended December 31, 2019 and 2018, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant assets were impaired.

Leases

Contracts are evaluated to determine whether they contain a lease at inception, and leases are classified as either operating or financing. For operating leases, we have recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. For leases that do not have a rate implicit in the lease, we used our incremental borrowing rate to determine the present value of the lease payments. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.

The lease term at the lease commencement date is determined based on the non-cancellable period for which we have the right to use the underlying asset, together with any periods covered by an option to extend the lease if we are reasonably certain to exercise that option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor.

Certain of our leases also provide for percentage rent, which are variable lease costs determined as a percentage of gross sales in excess of specified, minimum sales targets. These percentage rents are recognized as rent expense prior to the achievement of the specified sales target provided achievement of the sales target is considered probable.

We currently lease all of our restaurant locations under leases classified as operating leases. Management makes judgments regarding the probable term for each lease and considers a number of factors to evaluate whether renewal options in the lease contracts are reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties. The lease term can impact the lease classification and accounting for a lease as either an operating or financing lease, the incremental borrowing, the rent holidays and/or escalations in payments that are taken into consideration when calculating the rent expense and the related lease liability and right-of-use asset, and the term over which leasehold improvements for each restaurant are depreciated. These judgments may produce materially different amounts of depreciation, amortization and rent expense and materially different lease liabilities and right-of-use assets than would be reported if different assumed lease terms were used.

Stock-Based Compensation

We used the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, the risk-free interest rate, future volatility and dividend yield. The Company’s assumptions are as follows:

•

Expected Term. The expected term of options is based upon evaluations of historical and expected future exercise behavior with consideration of both the vesting period and contractual terms of the instruments.

•	Risk Free Interest Rate. The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.
•	Implied Volatility. Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.
•	Dividend Yield. The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with GAAP, the value calculated may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, we do not enter into long-term agreements for the purchase of such supplies. There can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control and we may be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account the changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report on Form 10‑K.

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

In connection with the preparation of this Annual Report on Form 10‑K, as of December 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Assessment on Internal Control Over Financial Reporting,” we have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

On October 4, 2019, we completed the acquisition of Kona Grill. As permitted by the Securities and Exchange Commission, management has elected to exclude the Kona Grill business from its assessment of internal controls over financial reporting as of December 31, 2019. Kona Grill’s operations are included in the Company’s 2019 consolidated financial statements for the period from October 4, 2019 to December 31, 2019 and represented 44.9% of the Company’s consolidated total assets as of December 31, 2019 and 19.7% of the Company’s consolidated total revenues for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F‑1.

(a)(3)

Exhibits. The list of exhibits filed as part of this Annual Report on Form 10‑K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b)	Exhibits. See Exhibit Index.

(c)	Separate Financial Statements. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2020

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 26, 2020
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 26, 2020
Tyler Loy	(Principal Financial and Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 26, 2020
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 26, 2020
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 26, 2020
Eugene Bullis

/s/ MICHAEL SERRUYA	Director	March 26, 2020
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
2.1

Asset Purchase Agreement dated August 30, 2019 between Kona Grill Acquisition, LLC and Kona Grill Inc., Kona Restaurant Holdings, Inc., Kona Shushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc., Kona Baltimore, Inc., Kona Grill International Holdings, Inc., Kona Grill International, Inc., and Kona Grill Puerto Rico, Inc. (Incorporated by reference to Form 8-K filed on September 3, 2019).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8‑K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8‑K filed on October 25, 2011).
4.1*	Description of securities registered under Section 12 of the Securities Exchange Act of 1934.
4.2	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S‑1 filed on July 22, 2011).
4.3	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S‑1 filed on July 22, 2011).
4.4	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S‑1 filed on July 22, 2011).
4.5	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8‑K filed on October 25, 2011).
4.6	Common Stock Purchase Warrant dated as of October 24, 2016 (Incorporated by reference to Form 8‑K filed on October 28, 2016).
4.7	Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8‑K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S‑1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8‑K filed on November 3, 2017).
10.3	Securities Purchase Agreement, dated November 15, 2017, among The ONE Group Hospitality, Inc. and certain investors (Incorporated by reference to Form 8‑K filed on November 16, 2017).
10.4†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8‑K filed on October 16, 2013).
10.5†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Form 8-K filed on June 4, 2019).
10.6†	Employment Agreement between Emanuel Hilario and The ONE Group Hospitality, Inc. dated September 3, 2019 (Incorporated by reference to Form 8-K filed on September 3, 2019).
10.7*†	Employment Letter Agreement with Tyler Loy Effective April 1, 2019
10.8*†	Employment Letter Agreement with Linda Siluk Effective April 1, 2019
10.9	Credit and Guaranty Agreement dated October 4, 2019 with Goldman Sachs Bank USA (Incorporated by reference to Form 8-K/A filed on October 8, 2019).
10.10*†	Form of Restricted Stock Unit Grant Notice and Agreement
21.1*	List of Subsidiaries.
23.1*	Consent of Plante Moran, PC
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2019 and 2018 and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018.

/s/ Plante Moran, PC

March 26, 2020

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,344	$1,592
Accounts receivable	10,351	7,029
Inventory	3,058	1,404
Other current assets	1,047	1,471
Due from related parties, net	341	45
Total current assets	27,141	11,541

Property and equipment, net	70,483	39,347
Operating lease right-of-use assets	81,097	—
Investments	—	2,684
Deferred tax assets, net	7,751	38
Intangibles, net	17,183	—
Other assets	1,622	349
Security deposits	1,308	2,020
Total assets	$206,585	$55,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,274	$5,408
Accrued expenses	11,198	8,093
Deferred license revenue	332	171
Deferred gift card revenue and other	3,183	947
Current portion of operating lease liabilities	4,397	—
Current portion of long-term debt	749	3,201
Total current liabilities	28,133	17,820

Deferred license revenue, long-term	1,036	1,008
Due to related parties, long-term	—	1,197
Operating lease liabilities, net of current portion	98,278	—
Deferred rent and tenant improvement allowances	—	16,774
Long-term debt, net of current portion	45,226	7,118
Total liabilities	172,673	43,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,603,829 and 28,313,017 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	44,853	43,543
Accumulated deficit	(7,891)	(28,722)
Accumulated other comprehensive loss	(2,651)	(2,310)
Total stockholders’ equity	34,314	12,514
Noncontrolling interests	(402)	(452)
Total equity	33,912	12,062
Total liabilities and equity	$206,585	$55,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2019	2018
Revenues:
Owned restaurant net revenue	$108,775	$74,033
Management, license and incentive fee revenue	11,906	11,568
Total revenues	120,681	85,601
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	28,005	18,989
Owned restaurant operating expenses	67,883	45,695
Total owned operating expenses	95,888	64,684
General and administrative (including stock-based compensation of $1,306 and $1,313 for the years ended December 31, 2019 and 2018 respectively)	11,472	11,119
Depreciation and amortization	5,404	2,824
Bargain purchase gain	(10,963)	—
Loss on impairment of investments	2,684	—
Lease termination expenses	573	213
Pre-opening expenses	565	1,365
Transaction costs	2,513	—
Equity in income of investee companies	—	(182)
Other income, net	(246)	(235)
Total costs and expenses	107,890	79,788
Operating income	12,791	5,813
Other expenses, net:
Interest expense, net of interest income	1,954	1,193
Loss on early debt extinguishment	858	—
Total other expenses, net	2,812	1,193
Income before (benefit) provision for income taxes	9,979	4,620
(Benefit) provision for income taxes	(11,154)	713
Net income	21,133	3,907
Less: net income attributable to noncontrolling interest	302	633
Net income attributable to The ONE Group Hospitality, Inc.	$20,831	$3,274
Currency translation loss	(341)	(754)
Comprehensive income	$20,490	$2,520

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.73	$0.12
Diluted net income per share	$0.70	$0.12

Shares used in computing basic earnings per share	28,454,385	27,653,827
Shares used in computing diluted earnings per share	29,636,219	28,122,445

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2017	27,152,101	$3	$41,007	$(31,979)	$(1,556)	$7,475	$(922)	$6,553
Adoption of ASC 606 “Revenue from contracts with customers”	—	—	—	(17)	—	(17)	—	(17)
Stock-based compensation	49,179	—	1,313	—	—	1,313	—	1,313
Exercise of warrants	750,000	—	1,223	—	—	1,223	—	1,223
Vesting of restricted shares	361,737	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Loss on foreign currency translation, net	—	—	—	—	(754)	(754)	—	(754)
Net income	—	—	—	3,274	—	3,274	633	3,907
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation, net of tax withholding	47,469	—	1,218	—	—	1,218	—	1,218
Exercise of stock options	42,000	—	92	—	—	92	—	92
Vesting of restricted shares	201,343	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(252)	(252)
Loss on foreign currency translation, net	—	—	—	—	(341)	(341)	—	(341)
Net income	—	—	—	20,831	—	20,831	302	21,133
Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2019	2018
Operating activities:
Net income	$21,133	$3,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,404	2,824
Stock-based compensation	1,306	1,313
Bargain purchase gain	(10,963)	—
Loss on early debt extinguishment	858	—
Amortization of discount on warrants and debt issuance costs	233	207
Deferred rent and tenant improvement allowances	—	193
Deferred taxes	(11,757)	31
Loss on impairment of investments	2,684	—
Income from equity method investments	—	(182)
Gain on disposition of cost method investment	—	(185)
Changes in operating assets and liabilities:
Accounts receivable	(2,385)	(1,209)
Inventory	(541)	(2)
Other current assets	1,042	(430)
Due from related parties, net	(296)	(301)
Security deposits	767	11
Other assets	(440)	35
Accounts payable	926	79
Accrued expenses	(438)	911
Operating lease liabilities and right-of-use assets	589	—
Deferred revenue	238	(758)
Net cash provided by operating activities	8,360	6,444
Investing activities:
Acquisition related payments, net of cash acquired	(26,040)	—
Purchase of property and equipment	(4,357)	(4,102)
Distribution from equity method investment	—	40
Proceeds from disposition of cost method investment	—	600
Net cash used in investing activities	(30,397)	(3,462)
Financing activities:
Borrowings of long-term debt	64,750	—
Repayments of long-term debt	(28,517)	(3,244)
Debt issuance costs	(2,864)	—
Issuance of common stock	—	1,223
Exercise of stock options	92	—
Tax-withholding obligation on stock based compensation	(88)	—
Distributions to non-controlling interests	(252)	(163)
Net cash provided by (used in) financing activities	33,121	(2,184)
Effect of exchange rate changes on cash	(332)	(754)
Net increase in cash and cash equivalents	10,752	44
Cash and cash equivalents, beginning of year	1,592	1,548
Cash and cash equivalents, end of year	$12,344	$1,592
Supplemental disclosure of cash flow data:
Interest paid	$1,743	$996
Income taxes paid	467	797
Non-cash amortization of debt issuance costs	$165	$19

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”), which is comprised of 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. Over the next twelve months, the Company intends to integrate Kona Grill by leveraging its corporate infrastructure, bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

As of December 31, 2019,  the Company owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and including F&B services provided to four hotels and casinos in the United States and Europe.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. The financial results of Kona Grill have been included in the Company’s consolidated financial statements from the date of acquisition on October 4, 2019.

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

The Company evaluates its equity method and cost method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. Several factors are reviewed to determine whether a loss has occurred that is other than temporary, including the absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee. For the year ended December 31, 2019, the Company recorded a non-cash write down of $2.7 million related to its cost method investments. Refer to Note 10 – Nonconsolidated Variable Interest Entities for additional information regarding the Company’s investments and related impairment.

Prior Period Reclassifications

Certain reclassifications of the 2018 financial statements amounts have been made to conform to the current year presentation. The Company has combined owned restaurant net revenues and owned food, beverage and other net revenues to be presented in total as owned restaurant net revenue. Additionally, the Company reclassified $1.8 million of owned food, beverage and other expenses to owned restaurant cost of sales and $6.1 million of owned food, beverage and other expenses to owned restaurant expenses on the accompanying consolidated statements of operations and comprehensive income. Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 18 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

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

Business Combination

On October 4, 2019, the Company acquired substantially all the assets of Kona Grill, which was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification Topic 805, Business Combinations. Acquired assets and assumed liabilities were assigned fair values based on widely accepted valuation techniques, in accordance with Accounting Standard Codification Topic 820, Fair Value Measurements. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. The Company expects to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2019 and 2018.

Accounts Receivable

The majority of the Company’s receivables arise primarily from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2019 and 2018.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company has not reserved any inventory as of December 31, 2019 and 2018.

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

After the asset has been placed into service, depreciation is based on the estimated useful life of the asset using the straight-line method for financial statement purposes. Computers and equipment as well as furniture and fixtures are depreciated over their useful lives from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the associated lease. Lease terms begin on the date the Company takes possession under the lease and include option periods where failure to exercise such options would result in an economic penalty.

Intangible Assets

Intangible assets consist of the “Kona Grill” trade name and is amortized using the straight-line method over its estimated useful life of 20 years. As of December 31, 2019, the gross carrying amount and accumulated amortization of the tradename intangible was $17.4 million and $0.2 million, respectively. Amortization expense was $0.2 million for the year ended December 31, 2019. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

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

For the years ended December 31, 2019 and 2018, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

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

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. If the Company determines that a deferred tax asset or liability could be realized in a greater or lesser amount than recorded, the deferred tax asset or liability is adjusted and a corresponding adjustment is made to the provision for income taxes in the consolidated statements of income and comprehensive income in the period during which the determination is made.

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

As of December 31, 2018, the Company had a valuation allowance of approximately $10.8 million on its deferred tax assets, net. As of December 31, 2019, the Company determined to release approximately $10.3 million of its valuation allowance based on an assessment of the realizability of its deferred tax assets. This reversal resulted in a benefit for income taxes for the year ended December 31, 2019.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the (benefit) provision for income taxes in the consolidated statements of income and comprehensive income.

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

The Company recognizes initial licensing fees and upfront fees related to management and license agreements on a straight-line basis over the term of the agreement as a component of management, license and incentive fee revenue on the consolidated statements of income and comprehensive income.

The Company has a loyalty program to encourage customers to frequent Kona Grill restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2019, the deferred revenue allocated to loyalty points that have not been redeemed is less than $0.1 million, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of income and comprehensive income as a component of owned restaurant net revenue.

For the years ended December 31, 2019 and 2018, the Company recognized $0.2 million and $0.2 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2019 and 2018 were $0.6 million and $1.4 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense amounted to $3.1 million and $2.2 million in 2019 and 2018, respectively.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. If it is determined that the contract contains an operating lease, a right-of-use asset and operating lease liability are recorded on the consolidated balance sheets. A  right-of-use asset represents the Company’s right to use the underlying asset and the lease liability represents the Company’s contractually obligated payments. Both the right-of-use asset and the lease liability are recognized as of the commencement date of the lease and are based upon the present value of lease payments due over the course of the lease. The right-of-use asset is reduced by any lease incentives received and is adjusted for any prepayments.

The Company monitors for triggering events or conditions that require a reassessment of its leases. When the reassessment requires a re-measurement of the operating lease liability, a corresponding adjustment is made to the carrying amount of the right-of-use asset. Additionally, the Company assesses its right-of-use assets for impairment in accordance with Accounting Standard Codification Topic 360, Property, Plant, and Equipment.

For leases that do not have a rate implicit in the lease, the Company’s incremental borrowing rate at the date of commencement is used. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. Additionally, the Company has elected not to separate the accounting for lease components and non-lease components, for all leased assets. Given the importance of each of its restaurant locations to its operations, the Company historically concluded that it was reasonably assured of exercising two renewal periods included in its leases as failure to exercise such options would result in an economic penalty.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. As a result, the sum of per share amount may not equal the total. Refer to Note 15 for the calculations of basic and diluted earnings per share.

Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth, operational efficiency and management accountability. As a result of these organizational changes, the Company has identified the following four reportable operating segments: STK, Kona Grill, ONE Hospitality and Corporate. Refer to Note 18 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2019 and 2018. Prior year amounts have been revised to conform to the current year segment presentation.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or (losses) are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to approximately $(0.3) million and $(0.8) million during the years ended December 31, 2019 and 2018, respectively.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly-owned subsidiaries of the Company.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”)

which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements but does not expect the adoption of ASU 2019-12 to be material.

In July 2019, the FASB issued ASU No. 2019‑07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019‑07”). ASU 2019‑07 updates the accounting standards codification to reflect the amendments of various SEC disclosure requirements that the agency determined were redundant, duplicative, overlapping, outdated or superseded and aligns the guidance with the requirements of certain SEC final rules. ASU 2019‑07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

In March 2019, the FASB issued ASU No. 2019‑01, “Leases (Topic 842): Codification Improvements” (“ASU 2019‑01”). ASU 2019‑01 provided clarification related to adopting Accounting Standard Codification Topic 842, Leases (“ASC Topic 842”). ASU 2019‑01 addresses fair value determinations of underlying assets by lessors, cash flow statement presentation for financing leases, and transition disclosures. The Company adopted ASC Topic 842 as of January 1, 2019 and considered the clarification guidance in ASU 2019‑01 as part of its adoption. Refer to Note 14 for additional details regarding the adoption of ASC Topic 842.

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

Note 3 – Business Combination

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates comprising 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company believes that Kona Grill is complementary and will enable the Company to capture market share in the Vibe Dining segment.

Kona Grill Inc. and its affiliates were purchased pursuant to a Chapter 11 bankruptcy. As a result, the Company recognized a bargain purchase gain of approximately $11.0 million in the consolidated statements of income and comprehensive income for the year ended December 31, 2019, which represents the excess of the aggregate fair value of net assets acquired and liabilities assumed over the purchase price.

The purchase accounting is preliminary and represents estimates and assumptions that are subject to change during the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value of identified assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

Net assets acquired:
Cash	$450
Current assets, excluding cash	2,830
Property and equipment	31,781
Operating lease right-of-use assets	42,398
Intangible assets	17,400
Other assets	692
Current liabilities	(7,690)
Deferred tax liability	(4,044)
Operating lease liabilities	(46,364)
Total net assets acquired	$37,453

Purchase consideration:
Contractual purchase price	25,000
Apportionment of rent and utilities	775
Assumption of real estate lease consultant contract	465
Escrow deposit	250
Consideration paid	$26,490

Bargain purchase gain attributable to Kona Grill acquisition	$10,963

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the years ended December 31, 2019 and 2018, have been prepared as though the acquisition occurred as of January 1, 2018 and 2019. The pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future. Amounts are in thousands, except earnings per share related data.

	For the years ended
	December 31,	December 31,
	2019	2018
Total revenues	$196,906	$188,053
Net income attributable to The ONE Group Hospitality, Inc.	$10,789	$1,569
Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.38	$0.06
Diluted net income per share	$0.36	$0.06

Note 4 – Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Beverages	$1,832	$1,104
Food	1,226	300
Total	$3,058	$1,404

Note 5 – Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid expenses	$624	$680
Prepaid taxes	353	503
Landlord receivable	—	195
Other	70	93
Total	$1,047	$1,471

Note 6 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Furniture, fixtures and equipment	$20,512	$10,425
Leasehold improvements	69,925	43,890
Less: accumulated depreciation and amortization	(21,997)	(16,969)
Subtotal	68,440	37,346
Construction in progress	97	336
Restaurant smallwares	1,946	1,665
Total	$70,483	$39,347

Depreciation and amortization related to property and equipment amounted to $5.4 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies. The Company’s total property and equipment, net increased approximately $31.0 million as of December 31, 2019 compared to December 31, 2018 primarily as a result of the Kona Grill acquisition. Refer to Note 3 for additional information regarding the acquisition.

For the years ended December 31, 2019 and 2018, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Payroll and related	$4,519	$1,794
Variable rent, including disputed rent amounts	1,796	1,766
VAT and sales taxes	1,488	1,028
Legal, professional and other services	1,103	645
Income taxes and related	547	685
Insurance	100	212
Due to hotels	2	203
Other	1,643	1,760
Total	$11,198	$8,093

Note 8 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Term loan agreements	$47,880	$3,828
Revolving credit facility	—	—
Equipment financing agreements	380	752
Promissory notes	—	6,250
Total long-term debt	48,260	10,830
Less: current portion of long-term debt	(749)	(3,201)
Less: debt issuance costs	(2,285)	(32)
Less: discounts on warrants, net	—	(479)
Total long-term debt, net of current portion	$45,226	$7,118

Future minimum loan payments:
2020	$749
2021	591
2022	480
2023	480
2024	45,960
Total	$48,260

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.7 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had $1.2 million in standby letters of credit outstanding for certain restaurants. As of December 31, 2019 and 2018, the Company had $0.4 million and $1.3 million, respectively, of cash collateralized letters of credit, which are recorded as a component of security deposits on the consolidated balance sheet.

Goldman Sachs Bank USA Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA (“Goldman Sachs Credit Agreement”), which replaced the Company’s credit agreement with Bank of America, N.A (“Bank of America Credit Agreement”).

The Goldman Sachs Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024. Additionally, the Company’s consolidated adjusted EBITDA as defined by the Goldman Sachs Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

The Goldman Sachs Credit Agreement contains several financial covenants, including the following:

•

A minimum consolidated fixed charge coverage ratio of (i) 1.35 to 1.00 as of the end of any fiscal quarter ending on or prior to June 30, 2021 and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;

•

A maximum consolidated leverage ratio of (i) 2.75 to 1.00 as of the end of any fiscal quarter ending on or prior to March 31, 2020, (ii) 2.50 to 1.00 as of the fiscal quarter ending June 30, 2020, (iii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iv) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (v) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (vi) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vii) 1.65 to 1.00 as of the fiscal quarter ending December 21, 2021 and (viii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter.  For purposes of calculating this ratio for the first four quarters, the agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;
•	Maximum consolidated capital expenditures not to exceed (i) $10,000,000 in 2020 and (ii) $8,000,000 in 2021 and every fiscal year thereafter; and,
•	Minimum consolidated liquidity not to be less than $1,500,000 at any time.

The Company’s ability to borrow under its revolving credit facility is dependent on several factors. The Company’s total borrowings cannot exceed a leverage incurrence multiple of (i) 2.50 to 1.00 as of the end of any fiscal quarters ending on or prior to June 30, 2020, (ii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021 (iv) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (v) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vi) 1.65 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. In addition, after giving effect to borrowings under the revolving credit facility, the Company’s cash and cash equivalents cannot exceed $4,000,000.

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

The Goldman Sachs Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, which include covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, alter the organizational structure of the Company and its subsidiaries, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

The Company and certain operating subsidiaries of the Company guarantee the obligations under the Goldman Sachs Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

In the year ended December 31, 2019, the Company incurred $2.4 million of debt issuance costs related to the Goldman Sachs Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets. As of December 31, 2019, the Company was in compliance with the covenants required by the Goldman Sachs Credit Agreement.

Equipment Financing Agreements

On June 5, 2015 and August 16, 2016, the Company entered into financing agreements with Sterling National Bank for $1.0 million and $0.7 million, respectively, to purchase equipment for the STKs in Orlando, Chicago, San Diego, and Denver. Each of these financing agreements have five- year terms and bears interest at a rate of 5% per annum, payable in equal monthly installments.

Debt Extinguishment

On May 15, 2019, the Company entered into the Bank of America Credit Agreement, which was replaced with the Goldman Sachs Credit Agreement described above on October 4, 2019. The Bank of America Credit Agreement provided for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan was payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matured in May 2024. In conjunction with entering into the Bank of America Credit Agreement, the Company incurred $0.4 million of debt issuance costs. On October 4, 2019, the unamortized debt issuance costs of $0.4 million was recognized as a loss on early debt extinguishment within other expense, net on the consolidated income statements and comprehensive income.

In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. The Company recognized a $0.4 million loss on early debt extinguishment within other expenses, net on the consolidated statements of income and comprehensive income, primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, the Company prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party. Please refer to Note 11 for additional details on transactions with related parties.

Note 9 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of December 31, 2019.

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

The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows:

	December 31,	December 31,
	2019	2018
Carrying amount of long-term debt, including current portion (1)	$48,260	$10,830
Fair value of long-term debt, including current portion	$35,471	$7,648

(1)Excludes the discounts on warrants, net and debt issuance costs

Note 10 – Nonconsolidated Variable Interest Entities

As of December 31, 2019 and 2018, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

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

On December 31, 2019, the Company determined that, because of the short term remaining on the lease (November 2020) and current market conditions, it was unable to recover the carrying amount of the investments in Bagatelle Investors and Bagatelle NY. As a result, the Company recorded a non-cash write down of $2.7 million related to its cost method investments for the year ended December 31, 2019.

As of December 31, 2019 and 2018, the carrying values of these investments were (in thousands):

	December 31,	December 31,
	2019	2018
Bagatelle Investors	$—	$56
Bagatelle NY	—	2,628
Total	$—	$2,684

There was no equity in income of investee companies for the year ended December 31, 2019. For the year ended December 31, 2018, the equity in income of investee companies for the investments discussed above was $0.2 million. Summarized financial data for 2018 when these investments were accounted for under the equity method is presented below (in thousands):

	For the year ended December 31, 2018
	Bagatelle
	Investors	Bagatelle NY
Revenues	$—	$10,927
Gross profit	—	8,229
Income (loss) from continuing operations	74	346
Net income (loss)	$74	$346

Additionally, the Company entered into a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of $0.5 million and $0.6 million was recorded from this entity for the year ended December 31, 2019 and 2018, respectively.

Net receivables from the Bagatelle Entities included in due from related parties, net were approximately $0.3 million and less than $0.1 million for the years ended December 31, 2019 and 2018. These receivables, combined with the Company’s carrying value in each of these investments, represent the Company’s maximum exposure to loss. The Company has provided no additional types of support to these entities other than what is contractually required.

In the first quarter of 2018, the Company sold its 10% interest in a cost method investment, One 29 Park, LLC, for $0.6 million, resulting in a gain of $0.2 million. The gain is included as a component of other income, net on the consolidated statements of income and comprehensive income for year ended December 31, 2018. The investment was accounted for under the cost method of accounting. The Company had also entered into a management agreement with One 29 Park, LLC, under which the Company recorded management fee revenue of $0.3 million for the year ended December 31, 2018. The management agreement with One 29 Park, LLC terminated on September 30, 2018.

Note 11 – Related Party Transactions

Net amounts due from related parties were $0.3 million and due to related parties were $1.2 million as of December 31, 2019 and 2018, respectively. The Company has not reserved any related party receivables as of December 31, 2019 and 2018.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust. The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust were non-interest bearing and were repayable in 2021 when the trust expires. In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the $1.2 million balance due to the TOG Liquidation Trust. As a result of the prepayment, there was no amount outstanding to the TOG Liquidation Trust as of December 31, 2019. As of December 31, 2018, the $1.2 million balance due to the Liquidation Trust was included in due to related parties, long-term on the consolidated balance sheets.

Refer to Note 10 for details on other transactions with other related parties and refer to Note 8 for details related to the Bank of America Credit Agreement.

Note 12 – Income Taxes

The components of income before (benefit) provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2019	2018
Domestic	$7,780	$2,089
Foreign	2,199	2,531
Total	$9,979	$4,620

The components of the Company’s (benefit) provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2019	2018
Current:
Federal	$—	$—
State and local	109	52
Foreign	546	630
Total current provision for income taxes	655	682
Deferred:
Federal	(9,242)	—
State and local	(2,600)	—
Foreign	33	31
Total deferred provision for income taxes	(11,809)	31
Total provision for income taxes	$(11,154)	$713

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2019	2018
Income tax benefit at federal statutory rate	21.0%	21.0%
State and local taxes	0.6%	11.2%
FICA tip credit	(10.5)%	(17.1)%
Foreign rate differential	(0.8)%	0.3%
Change in valuation allowance	(103.0)%	(15.5)%
Global intangible low-taxed income (“GILTI”)	3.9%	9.2%
Bargain purchase gain	(23.1)%	—%
Other items, net	0.1%	6.3%
Total income tax expense	(111.8)%	15.4%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2019	2018
Deferred tax assets:
Deferred rent liabilities	$2,502	$2,524
Lease incentives	2,088	1,577
Stock compensation	401	417
FICA tip credit carryforward	5,575	4,255
Net operating loss	3,496	3,705
Goodwill	1,427	1,652
Inventory	6	12
Charitable contributions carryforward	—	39
Foreign tax credit carryforward	510	336
Deferred revenue	373	335
State and local tax credit carryforward	420	445
Expenses not deductible until paid	306	283
Basis in LLC interest	173	—
Total deferred tax assets	17,277	15,580
Deferred tax liabilities:
Depreciation and amortization	(8,835)	(4,031)
Basis in LLC interest	—	(526)
ASC 740‑10 liability	(181)	(190)
Total deferred tax liabilities	(9,016)	(4,747)
Valuation allowance	(510)	(10,795)
Net deferred tax assets	$7,751	$38

As of December 31, 2019, the Company has federal net operating loss (“NOL”) carryforwards of $13.9 million. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. The federal and state NOLs will expire at various dates from 2035 to 2037.

As of December 31, 2018, the Company had a valuation allowance of approximately $10.8 million against its deferred tax assets. As of December 31, 2019, the Company released  approximately $10.3 million of the valuation allowance based on an assessment of the realizability of its deferred tax assets, resulting in a benefit for income taxes for the year ended December 31, 2019. The remaining valuation allowance of $0.5 million relates to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The 2017 Tax Cuts and Jobs Act ("TCJA") lowered the U.S. corporate income tax from 35% to 21%.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2019	2018
Balance, beginning of year	$807	$685
Increase related to current year positions	209	219
Decrease related to prior period positions	(202)	(97)
Balance, end of year	$814	$807

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2016 through 2018. The IRS conducted an examination into tax year 2015 and did not propose any changes. The Company’s state and local tax filings remain subject to examination for tax years 2016 through 2018. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

The Company’s foreign income tax returns prior to fiscal year 2016 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

2017 Tax Act

In December 2017, the President signed the TCJA, which includes a broad range of provisions. Changes in tax law are accounted for in the period of enactment, and as a result, the 2017 consolidated financial statements reflected the immediate tax effect of the TCJA. The TCJA contains several key provisions including:

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

Note 13 – Revenue recognition

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	December 31,	December 31,
	2019	2018
Receivables (1)	$250	$174
Deferred license revenue (2)	1,368	1,179
Deferred gift card and gift certificate revenue (3)	3,210	491
Konavore rewards program (4)	$84	$—

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Revenue recognized from deferred license revenue	$483	$1,019
Revenue recognized from deferred gift card revenue	2,145	1,249
Deferred gift card revenue acquired in business combination	$2,277	$—

As of December 31, 2019, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2019 were as follows for each year ending (in thousands):

2020	$205
2021	205
2022	181
2023	276
2024	116
Thereafter	385
Total future estimated deferred license revenue	$1,368

Note 14 – Leases

The Company adopted ASC Topic 842 as of January 1, 2019 using the optional transition method and has applied its transition provisions at the beginning of the period of adoption. As a result, the Company did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under Accounting Standard Codification Topic 840, Leases, including its disclosure requirements in the comparative periods presented.

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.

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

There was no impact to the Company’s consolidated statements of income and comprehensive income for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

Certain of the Company’s leases also provide for percentage rent, which are variable lease costs determined as a percentage of gross sales in excess of specified, minimum sales targets, as well as other lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. These percentage rents and other variable lease costs are not included in the calculation of lease payments when classifying a lease and in the measurement of the lease liability as they do not meet the definition of in-substance, fixed-lease payments under ASC Topic 842.

The Company subleases portions of its office and restaurant space where it does not use the entire space for its operations. For the year ended December 31, 2019, sublease income was $0.7 million, of which $0.5 million was from related party, Bagatelle NY. Refer to Note 10 and Note 11 for details on transactions with this related party.

The components of lease expense for the period were as follows (in thousands):

December 31,
2019
Lease cost
Operating lease cost	$8,494
Variable lease cost	3,185
Short-term lease cost	446
Sublease income	(696)
Total lease cost	$11,429

Weighted average remaining lease term – operating leases	13 years
Weighted average discount rate – operating leases	8.48%

Supplemental cash flow information related to leases for the period was as follows (in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,368
Right-of-use assets obtained in exchange for operating lease obligations	$43,474

As of December 31, 2019, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2020	$12,980
2021	12,965
2022	12,935
2023	13,225
2024	12,619
Thereafter	116,145
Total lease payments	180,869
Less: imputed interest	(78,194)
Present value of operating lease liabilities	$102,675

Note 15 – Earnings per share

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

For the years ended December 31, 2019 and 2018, the earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2019	2018
Net income attributable to The ONE Group Hospitality, Inc.	$20,831	$3,274

Basic weighted average shares outstanding	28,454,385	27,653,827
Dilutive effect of stock options, warrants and restricted share units	1,181,834	468,618
Diluted weighted average shares outstanding	29,636,219	28,122,445

Net income available to common stockholders per share - Basic	$0.73	$0.12
Net income available to common stockholders per share - Diluted	$0.70	$0.12

For the years ended December 31, 2019 and 2018, stock options, warrants and restricted share units totaling 1.0 million and 1.4 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 16 – Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2019 and 2018, there are 28.6 million and 28.3 million shares of common stock outstanding, respectively.

The Company has the following warrants to purchase shares of common stock outstanding as of December 31, 2019 and 2018:

					Shares available for purchase as of
			Warrants	Exercise	December 31,	December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2019	2018
June 27, 2016	2235570 Ontario Limited	June 27, 2026	100,000	$2.61	100,000	100,000
August 11, 2016	Anson Investments Master Fund LP	August 11, 2026	300,000	2.61	300,000	300,000
October 24, 2016	Anson Investments Master Fund LP	October 24, 2026	340,000	2.39	340,000	340,000
November 15, 2017	2017 Securities Purchase Agreement investors	May 15, 2023	875,000	$1.63	125,000	125,000

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreements. The Company did not issue dividends related to its common stock in the years ended December 31, 2019 or 2018.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2019 and 2018, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 17 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2019 and 2018.

Equity Incentive Plan

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

Effective June 4, 2019, the Company’s stockholders approved amendments to the 2013 Equity Plan (the “2019 Equity Plan”). Among other things, the amendments increased the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 2,300,000 shares to a new maximum aggregate limit of 7,073,922 shares. As of December 31, 2019, the Company had 2,583,283 remaining shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost for the years ended December 31, 2019 and 2018 was $1.3 million and $1.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of income and comprehensive income. Included in stock-based compensation cost was $0.2 million and $0.1 million of unrestricted stock granted to directors for years ended December 31, 2019 and 2018, respectively. Such grants were awarded consistent with the Board’s compensation practices.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2019 and 2018 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2017	2,315,035	$3.41
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(314,027)	4.21
Outstanding at December 31, 2018	2,001,008	$3.29	6.60 years	$1,225
Exercisable at December 31, 2018	1,074,508	$4.16	5.65 years	$318
Granted	68,000	2.99
Exercised	(42,000)	2.13
Cancelled, expired or forfeited	(220,500)	2.70
Outstanding at December 31, 2019	1,806,508	$3.37	5.87 years	$1,428
Exercisable at December 31, 2019	1,270,508	$3.93	5.10 years	$666

The fair value of options granted in the year ended December 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions by grant year:

Expected life, in years	8.5 years
Risk-free interest rate	2.62%
Volatility	42.0%
Dividend yield	—%

The weighted average fair value of stock options issued was $1.55 for the year ended December 31, 2019. There were no stock options granted in the year ended December 31, 2018.

A summary of the status of the Company’s non-vested stock options as of December 31, 2019 and 2018 and changes during the years then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2017	1,424,651	$0.99
Granted	—	—
Vested	(427,651)	1.16
Cancelled, expired or forfeited	(70,500)	1.10
Non-vested stock options at December 31, 2018	926,500	$0.91
Granted	68,000	2.99
Vested	(281,500)	1.12
Cancelled, expired or forfeited	(177,000)	0.95
Non-vested stock options at December 31, 2019	536,000	$0.87

The fair value of options that vested in the years ended December 31, 2019 and 2018 were $0.3 million and $0.5 million, respectively. As of December 31, 2019, there are 579,402 milestone-based options outstanding, and there is approximately $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of December 31, 2019, there is approximately $0.3 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the years ended December 31, 2019 and 2018 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested restricted stock at December 31, 2017	985,000	$2.26
Granted	195,938	2.81
Vested	(361,737)	1.90
Cancelled, expired or forfeited	(55,000)	2.74
Non-vested RSUs at December 31, 2018	764,201	$2.54
Granted	584,593	3.04
Vested	(227,889)	2.64
Cancelled, expired or forfeited	(165,894)	2.73
Non-vested RSUs at December 31, 2019	955,011	$2.69

As of December 31, 2019, 150,000 restricted shares subject to performance-based vesting were still outstanding, and there is approximately $0.4 million of unrecognized compensation cost related to these milestone-based options. As of December 31, 2019, the Company had approximately $1.7 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 2.5 years.

Note 18 – Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. As a result of these organizational changes, the Company has identified its reportable operating segments as follows:

•

STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.

•	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
•

ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bagatelle, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.

•

Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, pre-opening expenses, lease termination expenses, transaction costs, and other income and expenses. This segment also includes the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information,  defined as revenues less operating expenses, related to the Company’s  four operating segments.

Certain financial information relating to the years ended December 31, 2019 and 2018 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2019
Total revenues	$82,193	$23,741	$14,093	$654	$120,681
Equity in income of investee companies	—	—	—	—	—
Operating income	11,624	2,612	7,840	(9,285)	12,791
Capital asset additions	$3,330	$195	$40	$792	$4,357
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2018
Total revenues	$71,203	$—	$14,196	$202	$85,601
Equity in income of investee companies	—	—	182	—	182
Operating income	10,450	—	10,267	(14,904)	5,813
Capital asset additions	$3,321	$—	$31	$750	$4,102
As of December 31, 2018
Total assets	$47,363	$—	$6,415	$2,201	$55,979

Note 19 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2019 and 2018 is provided below (in thousands).

	For the year ended December 31,
	2019	2018
Domestic revenues	$115,449	$80,247
International revenues	5,232	5,354
Total revenues	$120,681	$85,601

	December 31,	December 31,
	2019	2018
Domestic long-lived assets	$179,143	$44,400
International long-lived assets	301	38
Total long-lived assets	$179,444	$44,438

Note 20 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company is confident in its defenses and is vigorously defending these disputes. The Company has not recorded any liabilities for these unfounded claims, and the range of possible losses is zero to $2.2 million. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 21 – Subsequent Events

In the first quarter of 2020, the negative effect of the novel coronavirus (“COVID-19”) on the Company’s business is significant. The Company experienced an initial decline in restaurant revenue that began in early March 2020 as business travel decreased. Public anxiety about the spread of COVID-19 has since increased. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease, and on March 13, 2020, President Trump declared a state of emergency concerning COVID-19. Other government agencies have since recommended that people not visit restaurants or bars. In some jurisdictions in the U.S., people have been instructed to shelter in place to reduce the spread of COVID-19. In response to these conditions, and out of concern for our customers and partners, the Company has temporarily closed several restaurants and the Company has shifted operations at others to provide only take-out and delivery service. The Company expects that it will not be able to return to normal operations for weeks or months, and the Company expects that its results of operations to be materially and negatively affected by these actions in the first and second quarters of 2020. The Company’s resumption of normal operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.