Form 10-Q
period 2020-03-31
ONE Group Hospitality, Inc.
filed 2020-05-11
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 1, 2020:  28,828,675

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,160	$12,344
Accounts receivable	5,189	10,351
Inventory	2,490	3,058
Other current assets	2,005	1,047
Due from related parties, net	376	341
Total current assets	18,220	27,141

Property and equipment, net	69,183	70,483
Operating lease right-of-use assets	80,228	81,097
Deferred tax assets, net	7,876	7,751
Intangibles, net	16,965	17,183
Other assets	2,372	1,622
Security deposits	1,337	1,308
Total assets	$196,181	$206,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,397	$8,274
Accrued expenses	7,642	11,198
Deferred license revenue	446	332
Deferred gift card revenue and other	2,691	3,183
Current portion of operating lease liabilities	4,454	4,397
Current portion of long-term debt	696	749
Total current liabilities	23,326	28,133

Deferred license revenue, long-term	869	1,036
Operating lease liabilities, net of current portion	97,492	98,278
Long-term debt, net of current portion	45,123	45,226
Total liabilities	166,810	172,673

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,807,800 and 28,603,829 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	45,229	44,853
Accumulated deficit	(12,490)	(7,891)
Accumulated other comprehensive loss	(2,695)	(2,651)
Total stockholders’ equity	30,047	34,314
Noncontrolling interests	(676)	(402)
Total equity	29,371	33,912
Total liabilities and equity	$196,181	$206,585

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except (loss) earnings per share and related share information)

	For the three months ended March 31,
	2020	2019
Revenues:
Owned restaurant net revenue	$38,557	$20,093
Management, license and incentive fee revenue	2,162	2,683
Total revenues	40,719	22,776
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	10,113	5,026
Owned restaurant operating expenses	26,499	12,717
Total owned operating expenses	36,612	17,743
General and administrative (including stock-based compensation of $338 and $181 for the three months ended March 31, 2020 and 2019 respectively)	3,397	2,650
Depreciation and amortization	2,440	942
Transaction and integration costs	1,095	—
COVID-19 related expenses	1,348	—
Lease termination expenses	179	—
Pre-opening expenses	—	482
Other income, net	(1)	(175)
Total costs and expenses	45,070	21,642
Operating (loss) income	(4,351)	1,134
Other expenses, net:
Interest expense, net of interest income	1,175	269
Total other expenses, net	1,175	269
(Loss) income before (benefit) provision for income taxes	(5,526)	865
(Benefit) provision for income taxes	(653)	96
Net (loss) income	(4,873)	769
Less: net loss attributable to noncontrolling interest	(274)	(85)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(4,599)	$854
Currency translation loss	(44)	(160)
Comprehensive (loss) income	$(4,643)	$694

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) income per share	$(0.16)	$0.03
Diluted net (loss) income per share	$(0.16)	$0.03

Shares used in computing basic (loss) earnings per share	28,636,325	28,314,820
Shares used in computing diluted (loss) earnings per share	28,636,325	29,311,756

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation, net of tax withholding	69,327	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	38	—	—	38	—	38
Vesting of restricted shares	116,644	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(4,873)	$769
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,440	942
Stock-based compensation	338	181
Amortization of discount on warrants and debt issuance costs	108	50
Deferred taxes	(125)	10
Changes in operating assets and liabilities:
Accounts receivable	5,092	1,147
Inventory	568	161
Other current assets	(958)	(96)
Due from related parties, net	(35)	(38)
Security deposits	(32)	(18)
Other assets	(807)	8
Accounts payable	(859)	270
Accrued expenses	(3,560)	(1,331)
Operating lease liabilities and right-of-use assets	140	321
Deferred revenue	(540)	137
Net cash (used in) provided by operating activities	(3,103)	2,513
Investing activities:
Purchase of property and equipment	(791)	(2,060)
Net cash used in investing activities	(791)	(2,060)
Financing activities:
Borrowings of long-term debt	—	—
Repayments of long-term debt	(216)	(798)
Debt issuance costs	(48)	—
Exercise of stock options	38	—
Net cash used in financing activities	(226)	(798)
Effect of exchange rate changes on cash	(64)	(168)
Net decrease in cash and cash equivalents	(4,184)	(513)
Cash and cash equivalents, beginning of year	12,344	1,592
Cash and cash equivalents, end of year	$8,160	$1,079
Supplemental disclosure of cash flow data:
Interest paid	$704	$235
Income taxes paid	85	191
Non-cash amortization of debt issuance costs	$108	$5

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

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

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”), which is composed of 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company intends to integrate Kona Grill by leveraging its corporate infrastructure, bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition.

As of March 31, 2020, the Company owned, operated, managed or licensed 55 venues, including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues including six hotels and casinos in the United States and Europe.

Effects of COVID-19

In the first quarter of 2020, the negative effect of the novel coronavirus (“COVID-19”) on the Company’s business was significant. The Company experienced an initial decline in restaurant revenue that began in early March 2020 as business travel and social dining decreased. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease, and on March 13, 2020, President Trump declared a state of emergency for COVID-19. Public concerns about the spread of COVID-19 continues to be widespread. The Company has experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments.

In response to these conditions, and out of concern for our customers and partners, the Company has temporarily closed several restaurants and the Company has shifted operations at 30 of its restaurants to provide only take-out and delivery service. In addition to the decline in restaurant revenue, the Company has incurred approximately $1.3 million of costs directly related to COVID-19 in the three months ended March 31, 2020, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, and rent and rent related costs for closed and limited-operations restaurants from the day that the dining room closed. The Company has implemented measures to reduce its costs during the COVID-19 pandemic, including significant reductions in employees, deferral of capital projects, and negotiations with suppliers and landlords regarding deferral or abatement of payments which could become significant.

Given the present uncertainty surrounding the global economy due to the COVID-19 pandemic, the Company cannot reasonably predict when its closed restaurants will re-open and open restaurants will be able to return to normal dining room operations. The Company expects that its results of operations will be negatively affected by these actions in the second quarter of 2020. The Company’s re-opening of closed restaurants and resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Prior Period Reclassifications

Certain reclassifications of the 2019 financial statements amounts have been made to conform to the current year presentation. The Company has combined owned restaurant net revenues and owned food, beverage and other net revenues to be presented in total as owned restaurant net revenue. Additionally, the Company reclassified $0.5 million of owned food, beverage and other expenses to owned restaurant cost of sales and $1.8 million of owned food, beverage and other expenses to owned restaurant expenses on the accompanying consolidated statements of operations and comprehensive (loss) income. Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

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

In October 2018, the FASB issued ASU No. 2018‑17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018‑17”). ASU 2018‑17 states that indirect interests held through related parties in common control arrangements should be considered on a proportional basis to determine whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a variable interest entity. ASU 2018‑17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities are required to adopt the new guidance retrospectively with a cumulative adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU 2018-17 did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018‑15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018‑15”). ASU 2018‑15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018‑15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The adoption of ASU 2018-15 did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018‑13”). ASU 2018‑13 eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in ASU 2018‑13 are effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-3 did not have a material impact on our disclosures of fair value measurement, which are included in Note 7 – Fair Value of Financial Instruments.

Note 2 – Business Combination

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates comprising 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company believes that Kona Grill is complementary to the Company’s business and will enable the Company to capture market share in the Vibe Dining segment.

Kona Grill Inc. and its affiliates were purchased pursuant to a Chapter 11 bankruptcy. As a result, the Company recognized a bargain purchase gain of approximately $11.0 million in the consolidated statements of operation and comprehensive (loss) income for the year ended December 31, 2019, which represents the excess of the aggregate fair value of net assets acquired and liabilities assumed over the purchase price.

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the three months ended March 31, 2019 have been prepared as though the acquisition occurred as of January 1, 2019. The pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future. Amounts are in thousands, except earnings per share related data.

Three months ended
March 31, 2019
Total revenues	$47,230
Net income attributable to The ONE Group Hospitality, Inc.	$667
Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.02
Diluted net income per share	$0.02

Note 3 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Furniture, fixtures and equipment	$20,907	$20,512
Leasehold improvements	70,110	69,925
Less: accumulated depreciation and amortization	(24,218)	(21,997)
Subtotal	66,799	68,440
Construction in progress	438	97
Restaurant smallwares	1,946	1,946
Total	$69,183	$70,483

Depreciation and amortization related to property and equipment amounted to $2.2 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant supplies.

Note 4 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Kona Grill tradename	$17,400	$17,400
Less: accumulated amortization	(435)	(217)
Total intangibles, net	$16,965	$17,183

The Kona Grill trade name is amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense was $0.2 million for the three months ending March 31, 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related	$2,138	$4,519
Variable rent, including disputed rent amounts	1,770	1,796
Legal, professional and other services	1,081	1,103
VAT, sales and other taxes	689	1,488
Income taxes	—	547
Insurance	118	100
Other	1,846	1,645
Total	$7,642	$11,198

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Term loan agreements	$47,760	$47,880
Revolving credit facility	—	—
Equipment financing agreements	284	380
Total long-term debt	48,044	48,260
Less: current portion of long-term debt	(696)	(749)
Less: debt issuance costs	(2,225)	(2,285)
Total long-term debt, net of current portion	$45,123	$45,226

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31,  2020, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility. As of March 31, 2020 and December 31, 2019, the Company had $0.4 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the consolidated balance sheet.

Goldman Sachs Bank USA Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA (“Goldman Sachs Credit Agreement”). The Goldman Sachs Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024. Additionally, the Company’s consolidated adjusted EBITDA as defined by the Goldman Sachs Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

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

The Company has incurred approximately $2.5 million of debt issuance costs related to the Goldman Sachs Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets. As of March 31, 2020, the Company was in compliance with the covenants required by the Goldman Sachs Credit Agreement.

Equipment Financing Agreements

On June 5, 2015 and August 16, 2016, the Company entered into financing agreements with Sterling National Bank for $1.0 million and $0.7 million, respectively, to purchase equipment for the STKs in Orlando, Chicago, San Diego, and Denver. Each of these financing agreements have five- year terms and bear interest at a rate of 5% per annum, payable in equal monthly installments.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2020.

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

The estimated fair values of long-term debt, for which carrying values do not approximate fair value, are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Carrying amount of long-term debt, including current portion (1)	$48,044	$48,260
Fair value of long-term debt, including current portion	$37,454	$35,471

(1)	Excludes the discounts on warrants, net and debt issuance costs

Note 8 – Nonconsolidated Variable Interest Entities and Related Party Transactions

As of March 31, 2020 and December 31, 2019, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

•	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
•	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as cost method investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of March 31, 2020 and December 31, 2019, the Company has zero carrying value in these cost method investments.

Additionally, the Company has a management agreement with Bagatelle NY. Under this agreement, the Company recorded less than $0.1 million of management fee revenue in each of the three months ended March 31, 2020 and 2019, respectively. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of approximately $0.1 million was recorded from this entity for each of the three months ended March 31, 2020 and 2019, respectively.

Net receivables from the Bagatelle Investors and Bagatelle NY included in due from related parties, net were approximately $0.4 million and $0.3 million as of March 31, 2020 and December 31, 2019, respectively. These receivables represent the Company’s maximum exposure to loss.

Note 9 – Income taxes

The Company’s effective income tax rate was 11.8% for the three months ended March 31, 2020 compared to 11.1% for the three months ended March 31, 2019.  The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii)  taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

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

Note 10 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	March 31,	December 31,
	2020	2019
Receivables (1)	$125	$250
Deferred license revenue (2)	$1,315	$1,368
Deferred gift card and gift certificate revenue (3)	$2,594	$3,210
Konavore rewards program (4)	$86	$84

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	March 31,	March 31,
	2020	2019
Revenue recognized from deferred license revenue	$52	$55
Revenue recognized from deferred gift card revenue	$746	$283

As of March 31, 2020, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2020 were as follows for each year ending (in thousands):

2020, nine months remaining	$154
2021	206
2022	181
2023	169
2024	134
Thereafter	471
Total future estimated deferred license revenue	$1,315

Note 11 – Leases

The components of lease expense for the period were as follows (in thousands):

	March 31,	March 31,
	2020	2019
Lease cost
Operating lease cost	$3,297	$1,726
Variable lease cost	1,156	674
Short-term lease cost	128	108
Sublease income	(135)	(203)
Total lease cost	$4,446	$2,305

Weighted average remaining lease term – operating leases	13 years	14 years
Weighted average discount rate – operating leases	8.49%	8.25%

The Company subleases one restaurant space and in 2019 subleased office space where it did not use the entire space for its operations. For the three months ended March 31, 2020 and 2019, sublease income was $0.1 million and $0.2 million, respectively, of which $0.1 million and $0.1 million, respectively, was from a  related party, Bagatelle NY. Refer to Note 8 for details on transactions with this related party.

The Company has entered into an operating lease for one future restaurant that has not yet commenced as of March 31, 2020. The aggregate future commitment related to this lease totals $4.8 million. The Company expects this lease to commence within the next twelve months and will have a lease term of 11 years.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 31,	March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,161	$1,718
Right-of-use assets obtained in exchange for operating lease obligations	$288	$281

As of March 31, 2020, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2020, nine months remaining	$9,775
2021	12,843
2022	12,801
2023	13,087
2024	12,486
Thereafter	115,862
Total lease payments	176,854
Less: imputed interest	(74,908)
Present value of operating lease liabilities	$101,946

For the nine months remaining in 2020, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

Note 12 – (Loss) earnings per share

Basic (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units.

For the three months ended March 31, 2020 and 2019, the (loss) earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended March 31,
	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(4,599)	$854

Basic weighted average shares outstanding	28,636,325	28,314,820
Dilutive effect of stock options, warrants and restricted share units	—	996,936
Diluted weighted average shares outstanding	28,636,325	29,311,756

Net (loss) income available to common stockholders per share - Basic	$(0.16)	$0.03
Net (loss) income available to common stockholders per share - Diluted	$(0.16)	$0.03

For the three months ended March 31, 2020, all equivalent shares underlying options, warrants and restricted share units were anti-dilutive as the Company was in a net loss position. For the three months ended March 31, 2019,  0.9 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 13 – Stockholders’ Equity

Significant changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2019	$3	$44,853	$(7,891)	$(2,651)	$(402)	$33,912
Stock-based compensation, net of tax withholding	—	338	—	—	—	338
Exercise of stock options	—	38	—	—	—	38
Vesting of restricted shares	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	(44)	—	(44)
Net loss	—	—	(4,599)	—	(274)	(4,873)
Balance at March 31, 2020	$3	$45,229	$(12,490)	$(2,695)	$(676)	$29,371

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	Stock	capital	deficit	loss	interests	Total
Balance at December 31, 2018	$3	$43,543	$(28,722)	$(2,310)	$(452)	$12,062
Stock-based compensation, net of tax withholding	—	181	—	—	—	181
Loss on foreign currency translation, net	—	—	—	(160)	—	(160)
Net income (loss)	—	—	854	—	(85)	769
Balance at March 31, 2019	$3	$43,724	$(27,868)	$(2,470)	$(537)	$12,852

Note 14 – Stock-Based Compensation

As of March 31, 2020, the Company had 1,301,357 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Included in stock-based compensation cost was $0.1 million of unrestricted stock granted to directors for the three months ended March 31, 2020. Such grants were awarded consistent with the Board’s compensation practices.

Stock Option Activity

Changes in outstanding stock options during the three months ended March 31, 2020 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2019	1,806,508	$3.37	5.87 years	$1,428
Exercisable at December 31, 2019	1,270,508	$3.93	5.10 years	$666
Exercised	(18,000)	2.13
Cancelled, expired or forfeited	(24,000)	4.85
Outstanding at March 31, 2020	1,764,508	$3.37	5.57 years	$—
Exercisable at March 31, 2020	1,291,175	$3.84	4.91 years	$—

A summary of the status of the Company’s non-vested stock options as of December 31, 2019 and March 31, 2020 and changes during the three months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2019	536,000	$0.87
Vested	(62,667)	0.89
Non-vested stock options at March 31, 2020	473,333	$0.87

The fair value of options that vested in the three months ended March 31, 2020 were less than $0.1 million. As of March 31, 2020, there are 579,402 milestone-based options outstanding, and there is approximately $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board. As of March 31, 2020, there is approximately $0.3 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.5 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three months ended March 31, 2020 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2019	955,011	$2.69
Granted	1,240,599	1.19
Vested	(116,644)	2.97
Cancelled, expired or forfeited	(4,000)	3.25
Non-vested RSUs at March 31, 2020	2,074,966	$1.77

As of March 31, 2020,  150,000 RSUs subject to performance-based vesting were still outstanding, and there is approximately $0.4 million of unrecognized compensation cost related to these milestone-based options. As of March 31, 2020, the Company had approximately $2.9 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.5 years.

Note 15 – Segment Reporting

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
•

ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bagatelle, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.

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

Certain financial information relating to the three months ended March 31, 2020 and 2019 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2020
Total revenues	$17,383	$20,657	$2,679	$—	$40,719
Operating income (loss)	1,543	820	1,820	(8,534)	(4,351)
Capital asset additions	$335	$410	$8	$38	$791
As of March 31, 2020
Total assets	$79,512	$88,199	$6,116	$22,354	$196,181

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2019
Total revenues	$19,245	$—	$3,060	$471	$22,776
Operating income (loss)	2,668	—	2,250	(3,784)	1,134
Capital asset additions	$1,726	$—	$36	$298	$2,060
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended March 31,
	2020	2019
Domestic revenues	$39,977	$21,780
International revenues	742	996
Total revenues	$40,719	$22,776

	March 31,	December 31,
	2020	2019
Domestic long-lived assets	$177,684	$179,143
International long-lived assets	277	301
Total long-lived assets	$177,961	$179,444

Note 17 – Commitments and Contingencies

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

Note 18 – Subsequent Events

On May 4, 2020, Goldman Sachs Bank USA (“GSB”), as administrative agent, collateral agent and lead arranger under the Credit and Guaranty Agreement dated October 4, 2019 between The ONE Group Hospitality, Inc. (the “Company”) and certain of its subsidiaries, the lenders from time to time party thereto and GSB (the “Credit Agreement”), (1) consented to the CARES Act Loans described below and (2) agreed that the amount of the CARES Act Loans will not be counted toward the permitted amount of Consolidated Total Debt, as defined under the Credit Agreement, to the extent the amounts are retained as cash during the term of the CARES Act Loans in a segregated deposit account or used for purposes that are forgivable under the CARES Act, provided that the proceeds of the CARES Act Loans must be used only for “allowable uses” under the CARES Act (with at least 75% of the utilized proceeds to be used for purposes that result in the CARES Act Loans being eligible for forgiveness) or used for the repayment of the CARES Act Loans.

On May 4, 2020, two subsidiaries of  the Company entered into promissory notes (“CARES Act Loans”) with BBVA USA under the Paycheck Protection Program (“PPP”) created by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Repayment of the CARES Act Loans is guaranteed by the U.S. Small Business Administration (“SBA”). The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

In accordance with the requirements of the CARES Act, the Company will use proceeds from the CARES Act Loans primarily for payroll costs. The CARES Act Loans are scheduled to mature on April 28, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to PPP loans. Among other terms, BBVA may declare a default of the CARES Act Loans if a guarantor disputes the validity of the guaranty of indebtedness, if a material adverse change occurs in our financial condition, or if BBVA believes the prospect of repayment of the CARES Act Loans or performance of obligations under the promissory notes is impaired. On an event of default, BBVA may declare principal and unpaid interest immediately due and payable, and it may charge default interest of 10%.

On May 8, 2020, GSB and the Company and certain of its subsidiaries entered into an amendment to the Credit Agreement that:

•

Relaxes the fixed charge coverage ratio (decreasing the ratio for remaining measurement dates in 2020 to 1.20 to 1.00 from 1.35 to 1.00) and the leverage ratio (increasing the ratio at June 30, 2020 to 3.00 to 1.00 from 2.50 to 1.00, and the ratio at September 30 and December 31, 2020 to 2.75 to 1.00 from 2.25 to 1.00).

•	Requires minimum “Consolidated Liquidity” to be $4,000,000 for the balance of 2020 (from $1,500,000).

As of May 10, 2020, the Company has re-opened eleven restaurant dining rooms and plans to open an additional five dining rooms on May 11, 2020. The Company expects to re-open an additional five to ten dining rooms in the next two weeks and anticipates re-opening the remaining restaurants and closed dining rooms as soon as conditions permit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as the effect and duration of COVID-19 and related stay at home orders and other government actions, the effect of COVID-19 on customer behavior, general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation, litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of March 31, 2020, we owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues in six hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2020:

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

Uncertainties Related to COVID-19

In the first quarter of 2020, the negative effect of the novel coronavirus (“COVID-19”) on the Company’s business was significant. The Company experienced an initial decline in restaurant revenue that began in early March 2020 as business travel and social dining decreased. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease, and on March 13, 2020, President Trump declared a state of emergency for COVID-19. Public concerns about the spread of COVID-19 continues to be widespread. The Company has experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments.

In response to these conditions, and out of concern for our customers and partners, the Company has temporarily closed several restaurants and the Company has shifted operations at 30 of its restaurants to provide only take-out and delivery service. In addition to the decline in restaurant revenue, the Company has incurred approximately $1.3 million of costs related to COVID-19 in the three months ended March 31, 2020, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, and rent and rent related costs for closed and limited-operations restaurants from the day that the dining room closed. The Company has implemented measures to reduce its costs during the COVID-19 pandemic, including significant reductions in employees, deferral of capital projects, and negotiations with suppliers and landlords regarding deferral or abatement of payments which could become significant.

Given the present uncertainty surrounding the global economy due to the COVID-19 pandemic, the Company cannot reasonably predict when its closed restaurants will re-open and open restaurants will be able to return to normal dining room operations. The Company expects that its results of operations will be negatively affected by these actions in the second quarter of 2020. The Company’s re-opening of closed restaurants and resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities. The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Goldman Sachs Credit Agreement”). Over the remainder of 2020, we intend to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Executive Summary

Total revenue increased $17.9 million, or 78.8%, to $40.7 million for the three months ended March 31, 2020 compared to $22.8 million for the three months ended March 31, 2019.  Approximately $20.7 million of the increase in total revenue was attributable to the addition of the Kona Grill restaurants in the first quarter of 2020 compared to the prior year period. The increase in total revenue was partially offset by the temporarily closures and limited dining room operations for 30 of our remaining open restaurants beginning in March 2020 as a result of COVID-19.

Operating income decreased approximately $5.5 million to an operating loss of $4.4 million for the three months ended March 31, 2020 from operating income of $1.1 million for the three months ended March 31, 2019. The decrease was primarily driven by fixed costs in comparable restaurants not decreasing at the same rate as the decrease in comparable sales for the quarter of 14.1%, specifically the decrease of comparable sales of 55.9% in March of 2020.  Additionally, in the three months ended March 31, 2020, we incurred $1.3 million in costs directly related to the effects of COVID-19 and $1.1 million in integration expenses as a result of the Kona Grill acquisition. We expect additional costs related to COVID-19 in the second quarter, and do not anticipate any further integration expenses related to the Kona Grill acquisition.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Owned restaurant net revenue	$38,557	$20,093
Management, license and incentive fee revenue	2,162	2,683
Total revenues	40,719	22,776
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	10,113	5,026
Owned restaurant operating expenses	26,499	12,717
Total owned operating expenses	36,612	17,743
General and administrative (including stock-based compensation of $338 and $181 for the three months ended March 31, 2020 and 2019 respectively)	3,397	2,650
Depreciation and amortization	2,440	942
Transaction and integration costs	1,095	—
COVID-19 related expenses	1,348	—
Lease termination expenses	179	—
Pre-opening expenses	—	482
Other income, net	(1)	(175)
Total costs and expenses	45,070	21,642
Operating (loss) income	(4,351)	1,134
Other expenses, net:
Interest expense, net of interest income	1,175	269
Total other expenses, net	1,175	269
(Loss) income before (benefit) provision for income taxes	(5,526)	865
(Benefit) provision for income taxes	(653)	96
Net (loss) income	(4,873)	769
Less: net loss attributable to noncontrolling interest	(274)	(85)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(4,599)	$854

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Owned restaurant net revenue	94.7%	88.2%
Management, license and incentive fee revenue	5.3%	11.8%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	26.2%	25.0%
Owned restaurant operating expenses (1)	68.7%	63.3%
Total owned operating expenses (1)	94.9%	88.3%
General and administrative (including stock-based compensation of 0.8% and 0.8% for the three months ended March 31, 2020 and 2019 respectively)	8.3%	11.6%
Depreciation and amortization	6.0%	4.1%
Transaction and integration costs	2.7%	—%
COVID-19 related expenses	3.3%	—%
Lease termination expenses	0.4%	—%
Pre-opening expenses	—%	2.1%
Other income, net	—%	(0.8)%
Total costs and expenses	110.7%	95.0%
Operating (loss) income	(10.7)%	5.0%
Other expenses, net:
Interest expense, net of interest income	2.9%	1.2%
Total other expenses, net	2.9%	1.2%
(Loss) income before (benefit) provision for income taxes	(13.6)%	3.8%
(Benefit) provision for income taxes	(1.6)%	0.4%
Net (loss) income	(12.0)%	3.4%
Less: net loss attributable to noncontrolling interest	(0.7)%	(0.4)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(11.3)%	3.7%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2020
Total revenues	$17,383	$20,657	$2,679	$—	$40,719
Operating income (loss)	1,543	820	1,820	(8,534)	(4,351)
Capital asset additions	$335	$410	$8	$38	$791
As of March 31, 2020
Total assets	$79,512	$88,199	$6,116	$22,354	$196,181

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2019
Total revenues	$19,245	$—	$3,060	$471	$22,776
Operating income (loss)	2,668	—	2,250	(3,784)	1,134
Capital asset additions	$1,726	$—	$36	$298	$2,060
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

EBITDA and Adjusted EBITDA are presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation and non-recurring gains and losses. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance, because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(4,599)	$854
Net loss attributable to noncontrolling interest	(274)	(85)
Net (loss) income	(4,873)	769
Interest expense, net of interest income	1,175	269
(Benefit) provision for income taxes	(653)	96
Depreciation and amortization	2,440	942
EBITDA	(1,911)	2,076
COVID-19 related expenses	1,348	—
Transaction and integration costs (1)	1,095	—
Stock-based compensation	338	181
Lease termination expense (2)	179	—
Non-cash rent expense (3)	136	(87)
Pre-opening expenses	—	482
Adjusted EBITDA	1,185	2,652
Adjusted EBITDA attributable to noncontrolling interest	(391)	(36)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$1,576	$2,688

(1)

Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities and internal costs associated with capital raising activities, most recently the Goldman Sachs Credit Agreement.

(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $18.5 million to $38.6 million for the three months ended March 31, 2020 from $20.1 million for the three months ended March 31, 2019.  Approximately $20.7 million of the increase in owned restaurant revenue was attributable to the addition of the Kona Grill restaurants in the first quarter of 2020 compared to the prior year period. The increase in total revenue was partially offset by the temporarily closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19. Comparable restaurant sales decreased 14.1% in the first quarter of 2020.

Management and license fee revenue. Management and license fee revenues decreased $0.5 million, or 19.4%, to $2.2 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. Management and license fee revenue decreased primarily as a result of lower sales within our international managed locations in the United Kingdom and Italy related to temporary closures due to COVID-19 prevention measures.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $5.1 million to $10.1 million for the three months ended March 31, 2020 from $5.0 million for the three months ended March 31, 2019.  Approximately $5.6 million of the increase in owned restaurant cost of sales was attributable to the addition of the Kona Grill restaurants in the first quarter of 2020 compared to the prior year period.  The increase in owned restaurant cost of sales was partially offset by the temporary closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19.

Owned restaurant operating expenses.  Owned restaurant operating expenses increased $13.8 million to $26.5 million for the three months ended March 31, 2020 from $12.7 million for the three months ended March 31, 2019.  Approximately $14.2 million of the increase in owned restaurant operating expenses was attributable to the addition of the Kona Grill restaurants in the first quarter of 2020 compared to the prior year period. The Company began reducing operating costs in March due to the impact of COVID-19.

General and administrative. General and administrative costs increased approximately $0.7 million, or 28.2%, to $3.4 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019.  However,  general and administrative costs as a percentage of total revenues decreased to 8.3% for the three months ended March 31, 2020 from 11.6% for the three months ended March 31, 2019. We have implemented measures to reduce our costs while our operations are affected by COVID-19, including significant reductions in employees, deferral of capital projects, and reduction of third-party professional services.

Depreciation and amortization. Depreciation and amortization expense increased approximately $1.5 million to $2.4 million for the three months ended March 31, 2020 from $0.9 million for the three months ended March 31, 2019 due to the addition of the Kona Grill restaurants in the first quarter of 2020 compared to the prior year period.

Transaction and integration costs.  In the three months ended March 31, 2020, we incurred transaction and integration costs of approximately $1.1 million related to the Kona Grill acquisition, which closed on October 4, 2019. Over the remainder of 2020, we intend to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

COVID-19 related expenses. In the three months ended March 31, 2020, we incurred approximately $1.3 million of direct costs related to COVID-19, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste and rent and rent related costs for closed and limited-operations restaurants from the day that the dining room closed.

Lease termination expenses.  In the three months ended March 31, 2020, lease termination expense was approximately $0.2 million. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases.

Pre-opening expenses. Pre-opening expenses for the three months ended March 31, 2019 were $0.5 million related to the development of our owned STK restaurant in Nashville, Tennessee which opened in March 2019.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $1.2 million and $0.3 million for the three months ending March 31, 2020 and 2019, respectively.

(Benefit) provision for income taxes. The provision for income taxes for the three months ended March 31, 2020 was a tax benefit of $0.7 million compared to tax expense of $0.1 million for the three months ended March 31, 2019.  Our annualized effective tax rate is estimated at 12.4% for 2020 compared to 9.7% for the three months ended March 31, 2019. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) availability of U.S. net operating loss carryforwards, resulting in no federal income taxes; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was approximately $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations, borrowings on our Goldman Sachs Credit Agreement and construction allowances provided by landlords of certain locations.

We believe the combination of our cash provided by operations and our Goldman Sachs Credit Agreement are adequate to support our immediate business operations and plans. As of March 31, 2020, we had cash and cash equivalents of approximately $8.2 million and long-term debt of $48.0 million, which consisted of our Goldman Sachs Credit Agreement and equipment financing agreements. As of March 31, 2020 the availability pursuant to our revolving credit facility was $10.7 million.

In the three months ended March 31, 2020, our capital expenditures were approximately $0.8 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to enter into management and license agreements for the operation of STK restaurants where we are not required to contribute significant capital upfront.

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

As of March 31, 2020, we were in compliance with the covenants required by the Goldman Sachs Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Goldman Sachs Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 6, Note 17 and Note 18 to our consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Capital Expenditures and Lease Arrangements

Given the present uncertainty due to the COVID-19 pandemic, the Company has deferred capital expenditures. To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. For locations where we may be the successor restaurant tenant, and currently our preference, total cash investment will be significantly less and in the $1.0 million to $1.5 million range. Typical pre-opening costs will be in the $0.3 million to $0.5 million range.  In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations which we expect will increase revenues for those locations.

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

For the three months ended March 31, 2020, we spent a total of $0.8 million in capital expenditures, $1.3 million less than the amount spent for the same period in the prior year, and expect to keep capital expenditures at a low level as long as the uncertainty related to COVID-19 continues.

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(3,103)	$2,513
Investing activities	(791)	(2,060)
Financing activities	(226)	(798)
Effect of exchange rate changes on cash	(64)	(168)
Net decrease in cash and cash equivalents	$(4,184)	$(513)

Operating Activities.  Net cash used in operating activities was $3.1 million for the three months ended March 31, 2020 compared to $2.5 million of cash generated from operating activities for the three months ended March 31, 2019. The decrease was primarily attributable to the decrease in net income which included $1.3 million in expenses for payments to employees for paid-time off during restaurant closures, and inventory waste directly attributable to COVID-19, and $1.1 million in transaction and integration expenses related to the Kona Grill acquisition coupled with $4.4 million reduction in accounts payable and accrued expenses.

Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2020 was $0.8 million compared to $2.1 million for the three months ended March 31, 2019.  We have implemented measures to reduce our costs for the foreseeable future due to COVID-19, including the deferral of most non-safety related capital projects.

Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2020 was $0.2 million compared to $0.8 million in the three months ended March 31, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional risk factors.

The outbreak of COVID-19 has significantly affected our restaurant traffic and our business.

Our business has been adversely affected by the effect of, the public perception of a risk of, and government actions to contain, COVID-19. In December 2019, COVID-19 was identified in Wuhan, China, and subsequently spread to other regions of the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic disease. Since early March 2020, we have experienced a significant decline in restaurant traffic and government agencies have since declared a state of emergency in the U.S. and in foreign jurisdictions where we operate, and some government agencies have restricted movement, required restaurant and bar closures, and advised people not to visit restaurants or bars. In some jurisdictions, people have been instructed to shelter in place to reduce the spread of COVID-19. In response to these conditions, we temporarily closed several restaurants and shifted operations at others to provide only take-out and delivery service. We expect our results of operations to be materially and negatively affected by these actions. A prolonged occurrence of COVID-19 may result in further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry. Our efforts to mitigate the effect of COVID-19 on our business may be unsuccessful, and we may not be able to adequately reduce our costs as we move to a take-out and delivery model, with which we have limited experience. Any of these events could result in a sustained, significant drop in restaurant traffic and could have a material adverse effect on us. In the event that the effect of COVID-19 be prolonged, there could be other events that drive risk in the business. For a description of those risks, refer to our Annual Report on Form 10-K for the year ended December, 31, 2019 for additional risk factors.

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

Dated: May 11, 2020

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer