Form 10-Q
period 2020-06-30
ONE Group Hospitality, Inc.
filed 2020-08-12
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

Number of shares of common stock outstanding as of July 31, 2020:  29,021,713

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$23,460	$12,344
Accounts receivable	4,066	10,351
Inventory	2,310	3,058
Other current assets	1,470	1,047
Due from related parties	376	341
Total current assets	31,682	27,141

Property and equipment, net	67,873	70,483
Operating lease right-of-use assets	78,735	81,097
Deferred tax assets, net	11,650	7,751
Intangibles, net	16,748	17,183
Other assets	2,479	1,622
Security deposits	990	1,308
Total assets	$210,157	$206,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,544	$8,274
Accrued expenses	8,599	11,198
Deferred license revenue	208	332
Deferred gift card revenue and other	2,343	3,183
Current portion of operating lease liabilities	4,524	4,397
Current portion of long-term debt	640	749
Total current liabilities	22,858	28,133

Deferred license revenue, long-term	1,058	1,036
Operating lease liabilities, net of current portion	96,328	98,278
CARES Act Loans	18,314	—
Long-term debt, net of current portion	45,084	45,226
Total liabilities	183,642	172,673

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 28,960,147 and 28,603,829 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	45,621	44,853
Accumulated deficit	(15,362)	(7,891)
Accumulated other comprehensive loss	(2,693)	(2,651)
Total stockholders’ equity	27,569	34,314
Noncontrolling interests	(1,054)	(402)
Total equity	26,515	33,912
Total liabilities and equity	$210,157	$206,585

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except (loss) earnings per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	$16,529	$20,943	$55,086	$41,036
Management, license and incentive fee revenue	135	2,656	2,297	5,339
Total revenues	16,664	23,599	57,383	46,375
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	4,174	5,519	14,287	10,545
Owned restaurant operating expenses	12,038	13,630	38,537	26,347
Total owned operating expenses	16,212	19,149	52,824	36,892
General and administrative (including stock-based compensation of $482, $456, $820, and $637 for the three and six months ended June 30, 2020 and 2019 respectively)	2,438	2,704	5,835	5,354
Depreciation and amortization	2,510	1,004	4,950	1,946
Transaction and integration costs	14	152	1,109	152
COVID-19 related expenses	695	—	2,043	—
Lease termination expenses	89	141	268	141
Pre-opening expenses	—	63	—	545
Other income, net	(11)	(91)	(12)	(266)
Total costs and expenses	21,947	23,122	67,017	44,764
Operating (loss) income	(5,283)	477	(9,634)	1,611
Other expenses, net:
Interest expense, net of interest income	1,195	218	2,370	487
Loss on early debt extinguishment	—	437	—	437
Total other expenses, net	1,195	655	2,370	924
(Loss) income before (benefit) provision for income taxes	(6,478)	(178)	(12,004)	687
(Benefit) provision for income taxes	(3,228)	(15)	(3,881)	81
Net (loss) income	(3,250)	(163)	(8,123)	606
Less: net (loss) income attributable to noncontrolling interest	(378)	159	(652)	74
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,872)	$(322)	$(7,471)	$532
Currency translation gain (loss)	2	(120)	(42)	(280)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,870)	$(442)	$(7,513)	$252

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) earnings per share	$(0.10)	$(0.01)	$(0.26)	$0.02
Diluted net (loss) earnings per share	$(0.10)	$(0.01)	$(0.26)	$0.02

Shares used in computing basic (loss) earnings per share	28,907,568	28,432,510	28,778,544	28,373,974
Shares used in computing diluted (loss) earnings per share	28,907,568	28,432,510	28,778,544	29,456,764

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	69,327	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	38	—	—	38	—	38
Issuance of vested restricted shares, net of tax withholding	116,644	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371
Stock-based compensation	58,929	—	482	—	—	482	—	482
Issuance of vested restricted shares, net of tax withholding	93,418	—	(90)	—	—	(90)	—	(90)
Gain on foreign currency translation, net	—	—	—	—	2	2	—	2
Net loss	—	—	—	(2,872)	—	(2,872)	(378)	(3,250)
Balance at June 30, 2020	28,960,147	$3	$45,621	$(15,362)	$(2,693)	$27,569	$(1,054)	$26,515

Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	—	—	181	—	—	181	—	181
Issuance of vested restricted shares, net of tax withholding	20,544	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(160)	(160)	—	(160)
Net income (loss)	—	—	—	854	—	854	(85)	769
Balance at March 31, 2019	28,333,561	$3	$43,724	$(27,868)	$(2,470)	$13,389	$(537)	$12,852
Stock-based compensation	—	—	456	—	—	456	—	456
Loss on foreign currency translation, net	—	—	—	—	(120)	(120)	—	(120)
Net loss (income)	—	—	—	(322)	—	(322)	159	(163)
Balance at June 30, 2019	28,333,561	$3	$44,180	$(28,190)	$(2,590)	$13,403	$(378)	$13,025

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(8,123)	$606
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,950	1,946
Stock-based compensation	820	637
Loss on early debt extinguishment	—	437
Amortization of discount on warrants and debt issuance costs	232	82
Deferred taxes	(3,899)	26
Changes in operating assets and liabilities:
Accounts receivable	5,886	471
Inventory	748	39
Other current assets	(423)	30
Due from related parties	(35)	(298)
Security deposits	315	(18)
Other assets	(863)	11
Accounts payable	(1,602)	705
Accrued expenses	(2,534)	(2,943)
Operating lease liabilities and right-of-use assets	538	450
Deferred revenue	(937)	(37)
Net cash (used in) provided by operating activities	(4,927)	2,144

Investing activities:
Purchase of property and equipment	(1,681)	(2,917)
Net cash used in investing activities	(1,681)	(2,917)

Financing activities:
Proceeds from CARES Act Loans	18,314	—
Borrowings of long-term debt	—	12,150
Repayments of long-term debt	(433)	(10,262)
Repayments to related parties	—	(1,197)
Debt issuance costs	(50)	(421)
Exercise of stock options	38	—
Tax-withholding obligation on stock based compensation	(90)	—
Net cash provided by financing activities	17,779	270
Effect of exchange rate changes on cash	(55)	(290)
Net increase (decrease) in cash and cash equivalents	11,116	(793)
Cash and cash equivalents, beginning of year	12,344	1,592
Cash and cash equivalents, end of year	$23,460	$799
Supplemental disclosure of cash flow data:
Interest paid	$1,770	$483
Income taxes paid	106	193
Non-cash property and equipment additions	303	—

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company for the client at a particular hospitality venue. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of June 30, 2020, the Company owned, operated, managed or licensed 55 venues, including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues including 10 in five hotels and casinos in the United States and Europe.

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”), which was composed of 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company continues to integrate Kona Grill by leveraging its corporate infrastructure, bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance. The results of operations of these restaurants are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The following pro forma results of operations for the three and six months ended June 30, 2019 have been prepared as though the acquisition occurred as of January 1, 2019. The pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future. Amounts are in thousands, except earnings per share data.

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Total revenues	$49,866	$97,096
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(413)	$254
Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) earnings per share	$(0.01)	$0.01
Diluted net (loss) earnings per share	$(0.01)	$0.01

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the Company’s business, and public concerns about the spread of COVID-19 continue to be widespread. The Company experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments and temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders and certain Company restaurants were allowed to open for outdoor dining or in-person dining with seating capacity restrictions, which resulted in increased revenues in May and June compared to April 2020.

In response to these conditions, and out of concern for its customers and partners, the Company has implemented enhanced safety measures and sanitation procedures to allow for in-person dining at its restaurants. The Company incurred $0.7 million and $2.0 million of costs related to COVID-19 in the three and six months ended June 30, 2020, respectively, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, rent and rent related costs for closed and limited-operations restaurants from the day the dining room closed, sanitation supplies and safety precautions taken to prevent the spread of COVID-19. The Company has also implemented measures to reduce its costs during the COVID-19 pandemic, including the furlough of employees, deferral of capital projects, and negotiations with suppliers and landlords regarding deferral or abatement of payments which could become significant.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. The Company expects that its results of operations will be materially and negatively affected by COVID-19 for the remainder of 2020. The Company’s resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Prior Period Reclassifications

Certain reclassifications of the 2019 financial statements amounts have been made to conform to the current year presentation. The Company has combined owned restaurant net revenues and owned food, beverage and other net revenues to be presented in total as owned restaurant net revenue. Additionally, the Company reclassified $0.4 million and $0.9 million of owned food, beverage and other expenses to owned restaurant cost of sales and $1.8 million and $3.6 million of owned food, beverage and other expenses to owned restaurant expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2019, respectively. Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 13 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Recent Accounting Pronouncements

In June 2020, the American Institute of Certified Public Accountants in conjunction with the Financial Accounting Standards Board (“FASB”) developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the Paycheck Protection Program (“PPP”). TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company has elected to account for PPP loan proceeds under ASC 470 as allowed by TQA 3200.18.

In December 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements but does not expect the adoption of ASU 2019-12 to be material.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 states that indirect interests held through related parties in common control arrangements should be considered on a proportional basis to determine whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a variable interest entity. ASU 2018-17 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities are required to adopt the new guidance retrospectively with a cumulative adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU 2018-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-3 did not have a material impact on the Company’s disclosures of fair value measurement, which are included in Note 6 – Fair Value of Financial Instruments.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Furniture, fixtures and equipment	$20,957	$20,512
Leasehold improvements	70,742	69,925
Less: accumulated depreciation	(26,511)	(21,997)
Subtotal	65,188	68,440
Construction in progress	739	97
Restaurant smallwares	1,946	1,946
Total	$67,873	$70,483

Depreciation related to property and equipment amounted to $2.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Kona Grill tradename	$17,400	$17,400
Less: accumulated amortization	(652)	(217)
Total intangibles, net	$16,748	$17,183

The Kona Grill trade name is amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense was $0.2 million and $0.4 million for the three and six months ending June 30, 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related	$3,233	$4,519
Amounts due to landlords, including disputed rent amounts	1,955	1,956
VAT, sales and other taxes	659	1,488
Legal, professional and other services	469	1,103
Insurance	143	100
Income taxes and related	506	547
Other	1,634	1,485
Total	$8,599	$11,198

Note 5 – Long-Term Debt and CARES Act Loans

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Term loan agreements	$47,640	$47,880
Revolving credit facility	—	—
Equipment financing agreements	187	380
Total long-term debt	47,827	48,260
Less: current portion of long-term debt	(640)	(749)
Less: debt issuance costs	(2,103)	(2,285)
Total long-term debt, net of current portion	$45,084	$45,226

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.0 million and $0.2 million for the three months ended June 30, 2020 and 2019 and $2.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility, subect to certain conditions. As of December 31, 2019, the Company had $0.4 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the condensed consolidated balance sheet.

Goldman Sachs Bank USA Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a credit and guaranty agreement with Goldman Sachs Bank USA (“Credit Agreement”). The Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024. Additionally, the Company’s consolidated adjusted EBITDA as defined by the Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

On May 4, 2020, Goldman Sachs Bank USA (“GSB”), as administrative agent, collateral agent and lead arranger under the Credit Agreement, (1) consented to the CARES Act Loans described below and (2) agreed that the amount of the CARES Act Loans will not be counted toward the permitted amount of Consolidated Total Debt, as defined under the Credit Agreement, to the extent the amounts are retained as cash during the term of the CARES Act Loans in a segregated deposit account or used for purposes that are forgivable under the CARES Act, provided that the proceeds of the CARES Act Loans must be used only for “allowable uses” under the CARES Act (with at least 75% of the utilized proceeds to be used for purposes that result in the CARES Act Loans being eligible for forgiveness) or used for the repayment of the CARES Act Loans.

On May 8, 2020, GSB and the Company and certain of its subsidiaries entered into an amendment to the Credit Agreement that:

●	Relaxes the fixed charge coverage ratio (decreasing the ratio for remaining measurement dates in 2020 to 1.20 to 1.00 from 1.35 to 1.00) and the leverage ratio (increasing the ratio at June 30, 2020 to 3.00 to 1.00 from 2.50 to 1.00, and the ratio at September 30 and December 31, 2020 to 2.75 to 1.00 from 2.25 to 1.00).
●	Requires minimum “Consolidated Liquidity” to be $4,000,000 for the remainder of 2020 (from $1,500,000).

A summary of the financial covenants under the Credit Agreement, as amended, is as follows:

●	A minimum consolidated fixed charge coverage ratio of (i) 1.20 to 1.00 as of the end of any fiscal quarter remaining in 2020; (ii) 1.35 to 1.00 as of Mach 31, 2021 and June 30, 2021, and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;
●	A maximum consolidated leverage ratio of (i) 3.00 to 1.00 as of the fiscal quarter ending June 30, 2020, (ii) 2.75 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (v) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vi) 1.65 to 1.00 as of the fiscal quarter ending December 21, 2021, and (vii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. For purposes of calculating this ratio for the first four quarters, the agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;
●	Maximum consolidated capital expenditures not to exceed (i) $10,000,000 in 2020, and (ii) $8,000,000 in 2021 and every fiscal year thereafter; and,
●	Minimum consolidated liquidity not to be less than (i) $4,000,000 for the remainder of 2020, and (ii) $1,500,000 at any time thereafter.

The Company’s ability to borrow under its revolving credit facility is dependent on several factors. The Company’s total borrowings cannot exceed a leverage incurrence multiple of (i) 2.50 to 1.00 as of June 30, 2020, (ii) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (iii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (v) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (vi) 1.65 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vii) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. In addition, after giving effect to borrowings under the revolving credit facility, the Company’s cash and cash equivalents cannot exceed $4,000,000.

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor; or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00%, or (iv) 4.75%. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans). The Company’s weighted average interest rate as of June 30, 2020 and December 31, 2019 was 8.49% and 8.52%, respectively.

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

The Company and certain operating subsidiaries of the Company guarantee the obligations under the Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

The Company has incurred approximately $2.5 million of debt issuance costs related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the condensed consolidated balance sheets. As of June 30, 2020, the Company was in compliance with the covenants required by the Credit Agreement. Refer to Note 16 for further discussion.

CARES Act Loans

On May 4, 2020, two subsidiaries of the Company entered into promissory notes (“CARES Act Loans”) with BBVA USA under the Paycheck Protection Program (“PPP”) created by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Repayment of the CARES Act Loans is guaranteed by the U.S. Small Business Administration (“SBA”). Repayment of the CARES Act Loans is guaranteed by the SBA. The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

The CARES Act Loans are scheduled to mature on April 28, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to PPP loans. Among other terms, BBVA USA may declare a default of the CARES Act Loans if the SBA disputes the validity of the guaranty of indebtedness, if a material adverse change occurs in the Company’s financial condition, or if BBVA USA believes the prospect of repayment of the CARES Act Loans or performance of obligations under the promissory notes is impaired. On an event of default, BBVA USA may declare principal and unpaid interest immediately due and payable, and it may charge default interest of 10%.

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. The Company is using the funds in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. At this time, the Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as long-term debt on the condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, there was $10.2 million in remaining funds available to be used for qualified purposes.

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

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2020.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issues with similar terms and maturities.

Note 7 – Investments in Bagatelle NY

As of June 30, 2020 and December 31, 2019, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of June 30, 2020 and December 31, 2019, the Company has zero carrying value in these investments.

Additionally, the Company has a management agreement with Bagatelle NY. Under this agreement, the Company did not record management fee revenue for the three months ended June 30, 2020 and recorded less than $0.1 million of management fee revenue in the six months ended June 30, 2020. The Company recorded $0.2 million of management fee revenue in the three months ended June 30, 2019, and $0.3 million for the six months ended June 30, 2019. The Company also receives rental income from Bagatelle NY for restaurant space that it subleases to Bagatelle NY. Rental income of approximately $0.2 million was recorded from this entity for each of the three months ended June 30, 2020 and 2019, respectively, and $0.3 million was recorded from this entity for each of the six months ended June 30, 2020 and 2019, respectively. Net receivables from Bagatelle Investors and Bagatelle NY included in due from related parties were approximately $0.4 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

Note 8 – Income taxes

The Company’s effective income tax rate was 32.4% for the six months ended June 30, 2020 compared to 11.8% for the six months ended June 30, 2019. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

The CARES Act includes provisions allowing for the carryback of net operating losses generated for specific periods and technical amendments regarding the expensing of qualified improvement property. The CARES Act also allows for the deferral of the employer-paid portion of social security taxes, which the Company has elected to defer. The Company continues to evaluate the tax-related provisions under the CARES Act.

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

Note 9 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	June 30,	December 31,
	2020	2019
Receivables (1)	$125	$250
Deferred license revenue (2)	$1,266	$1,368
Deferred gift card and gift certificate revenue (3)	$2,469	$3,210
Konavore rewards program (4)	$89	$84

(1)	Receivables are included in accounts receivable on the condensed consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	June 30,	June 30,
	2020	2019
Revenue recognized from deferred license revenue	$103	$100
Revenue recognized from deferred gift card revenue	$866	$566

As of June 30, 2020, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2020 were as follows for each year ending (in thousands):

2020, six months remaining	$103
2021	206
2022	181
2023	169
2024	134
Thereafter	473
Total future estimated deferred license revenue	$1,266

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	June 30,	June 30,
	2020	2019
Lease cost
Operating lease cost	$6,605	$3,372
Variable lease cost	(536)	1,297
Short-term lease cost	173	214
Sublease income	(269)	(474)
Total lease cost	$5,973	$4,409

Weighted average remaining lease term – operating leases	13 years	14 years
Weighted average discount rate – operating leases	8.49%	8.25%

Due to the negative effects of COVID-19, the Company implemented measures to reduce its costs, including negotiations with landlords regarding rent concessions. The Company is in ongoing discussions with landlords regarding rent obligations, including deferrals, abatements, and/or restructuring of rent. As the rent concessions received and currently being contemplated do not result in a significant increase in cash payments, the Company has elected to account for these concessions as a variable lease payment in accordance with ASC Topic 842. The Company’s right-of-use assets and operating lease liabilities have not been remeasured for lease concessions received.

The Company subleases one restaurant space and in 2019 subleased office space where it did not use the entire space for its operations. For the three months ended June 30, 2020 and 2019, sublease income was $0.2 million and $0.3 million, respectively, of which $0.2 million and $0.2 million, respectively, was from a related party, Bagatelle NY. For the six months ended June 30, 2020 and 2019, sublease income was $0.3 million and $0.5 million, respectively, of which $0.3 million and $0.3 million, respectively, was from Bagatelle NY. Refer to Note 7 for details on transactions with Bagatelle NY.

The Company has entered into an operating lease for one future restaurant in Bellevue, Washington that had not commenced as of June 30, 2020. The aggregate future commitment related to this lease totals $4.8 million. The Company expects this lease, which will have a lease term of 11 years, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 30,	June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,081	$3,456
Right-of-use assets obtained in exchange for operating lease obligations	$288	$281

As of June 30, 2020, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2020, six months remaining	$6,535
2021	12,843
2022	12,801
2023	13,091
2024	12,486
Thereafter	115,863
Total lease payments	173,619
Less: imputed interest	(72,767)
Present value of operating lease liabilities	$100,852

For the six months remaining in 2020, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

Note 11 – (Loss) earnings per share

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

For the three and six months ended June 30, 2020 and 2019, the (loss) earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,872)	$(322)	$(7,471)	$532

Basic weighted average shares outstanding	28,907,568	28,432,510	28,778,544	28,373,974
Dilutive effect of stock options, warrants and restricted share units	—	—	—	1,082,790
Diluted weighted average shares outstanding	28,907,568	28,432,510	28,778,544	29,456,764

Net (loss) earnings available to common stockholders per share - Basic	$(0.10)	(0.01)	$(0.26)	$0.02
Net (loss) earnings available to common stockholders per share - Diluted	$(0.10)	$(0.01)	$(0.26)	$0.02

For the six months ended June 30, 2020 and 2019, 1.4 million and 1.0 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 12 – Stock-Based Compensation

As of June 30, 2020, the Company had 1,390,326 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended June 30, 2020 and 2019 was $0.5 million and $0.5 million, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Included in stock-based compensation cost was $0.1 million and $0.2 million of unrestricted stock granted to directors for the three and six months ended June 30, 2020, respectively. Such grants were awarded consistent with the Board’s compensation practices.

Stock Option Activity

Changes in outstanding stock options during the six months ended June 30, 2020 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2019	1,806,508	$3.37	5.87 years	$1,428
Exercisable at December 31, 2019	1,270,508	$3.93	5.10 years	$665
Exercised	(18,000)	2.13
Cancelled, expired or forfeited	(81,500)	3.75
Outstanding at June 30, 2020	1,707,008	$3.37	5.49 years	$63
Exercisable at June 30, 2020	1,343,675	$3.73	5.02 years	$42

A summary of the status of the Company’s non-vested stock options as of December 31, 2019 and June 30, 2020 and changes during the six months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2019	536,000	$0.87
Vested	(172,667)	0.88
Non-vested stock options at June 30, 2020	363,333	$0.86

The fair value of options that vested in the six months ended June 30, 2020 were less than $0.2 million. As of June 30, 2020, there are 579,402 milestone-based options outstanding, and there is approximately $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board. As of June 30, 2020, there is approximately $0.3 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.3 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six months ended June 30, 2020 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2019	955,011	$2.69
Granted	1,240,599	1.19
Vested	(271,894)	2.78
Cancelled, expired or forfeited	(32,566)	2.66
Non-vested RSUs at June 30, 2020	1,891,150	$1.69

As of June 30, 2020, 150,000 RSUs subject to performance-based vesting were still outstanding, and there is approximately $0.4 million of unrecognized compensation cost related to these milestone-based awards. As of June 30, 2020, the Company had approximately $2.5 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.4 years.

Note 13 – Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of the Company’s internal reporting structure to better facilitate its strategy for growth and operational efficiency. As a result of these organizational changes, the Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bagatelle, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, pre-opening expenses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three and six months ended June 30, 2020 and 2019 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2020
Total revenues	$4,081	$12,380	$146	$57	$16,664
Operating income (loss)	$(764)	$1,103	$72	$(5,694)	$(5,283)
Capital asset additions	$193	$333	$169	$195	$890
For the six months ended June 30, 2020
Total revenues	$21,464	$33,037	$2,825	$57	$57,383
Operating income (loss)	$779	$1,923	$1,894	$(14,230)	$(9,634)
Capital asset additions	$528	$743	$177	$233	$1,681
As of June 30, 2020
Total assets	$74,944	$93,790	$5,601	$35,822	$210,157

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2019
Total revenues	$20,067	$—	$3,517	$15	$23,599
Operating income (loss)	$2,071	$—	$2,495	$(4,089)	$477
Capital asset additions	$784	$—	$2	$71	$857
For the six months ended June 30, 2019
Total revenues	$39,311	$—	$6,578	$486	$46,375
Operating income (loss)	$4,739	$—	$4,746	$(7,874)	$1,611
Capital asset additions	$2,510	$—	$38	$369	$2,917
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Domestic revenues	16,582	22,538	$56,559	$44,318
International revenues	82	1,061	824	2,057
Total revenues	$16,664	$23,599	$57,383	$46,375

	June 30,	December 31,
	2020	2019
Domestic long-lived assets	$178,216	$179,143
International long-lived assets	259	301
Total long-lived assets	$178,475	$179,444

Note 15 – Commitments and Contingencies

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

Note 16 – Subsequent Events

On August 10, 2020, Goldman Sachs Bank USA (“GSB”), as administrative agent, collateral agent and lead arranger under the Credit and Guaranty Agreement dated October 4, 2019 between The ONE Group Hospitality, Inc. and certain of its subsidiaries, the lenders from time to time party thereto and GSB (as amended by the First Amendment, dated May 8, 2020) (the “Credit Agreement”) entered into a second amendment to the Credit Agreement that:

●	Eliminates testing of the fixed charge coverage ratio for the balance of 2020 and 2021;
●	Eliminates testing the “Leverage Ratio” for the quarter ending June 30, 2020;
●	For the purpose of testing, replaces maximum “Leverage Ratio” with maximum “Net Leverage Ratio”. The maximum Net Leverage Ratio of (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, and (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021. The agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;
●	Reduces the maximum consolidated capital expenditures to $7,000,000 for 2020 and $7,000,000 for 2021; and
●	Requires minimum “Consolidated Liquidity” to be $4,000,000 for the balance of 2020 and 2021 (from $1,500,000 for 2021).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as the effect and duration of the COVID-19 pandemic and related stay at home orders and other government actions, the effect of COVID-19 on customer behavior, general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation, litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Business Summary

We are a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client at a particular hospitality venue. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of June 30, 2020, we owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues, including 10 in five hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of June 30, 2020:

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

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the Company’s business, and public concerns about the spread of COVID-19 continue to be widespread. The Company experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments and temporarily closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders and certain Company restaurants were allowed to open for outdoor dining or in-person dining with seating capacity restrictions, which resulted in increased revenues in May and June compared to April 2020.

In response to these conditions, and out of concern for our customers and partners, the Company has implemented enhanced safety measures and sanitation procedures to allow for in-person dining at our restaurants. The Company incurred $0.7 million and $2.0 million of costs related to COVID-19 in the three and six months ended June 30, 2020, respectively, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, rent and rent related costs for closed and limited-operations restaurants from the day that the dining room closed, sanitation supplies and safety precautions taken to prevent the spread of COVID-19. The Company has also implemented measures to reduce its costs during the COVID-19 pandemic, including the furlough of employees, deferral of capital projects, and negotiations with suppliers and landlords regarding deferral or abatement of payments which could become significant.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. The Company expects that its results of operations will be materially and negatively affected by COVID-19 for the remainder of 2020. The Company’s resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities. The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Credit Agreement”). Over the remainder of 2020, we are integrating Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Executive Summary

Total revenue decreased $6.9 million, or 29.4% to $16.7 million for the three months ended June 30, 2020 compared to $23.6 million for the three months ended June 30, 2019 primarily due to the COVID-19 pandemic, partly offset by the addition of the Kona Grill restaurants. Same-store sales decreased 66.7% in the second quarter of 2020 compared to the second quarter of 2019 as restaurants were temporarily closed or operated on a limited basis due to state and local mandates. Approximately $12.4 million of the total revenue for the quarter ended June 30, 2020 was attributable to the addition of the Kona Grill restaurants. Revenues improved sequentially throughout the second quarter of 2020 as state and local governments relaxed restrictions. Same-store sales for the months of April, May and June 2020 decreased 90.2%, 70.2% and 40.1%, respectively.

Operating income decreased $5.8 million to an operating loss of $5.3 million for the three months ended June 30, 2020 from operating income of $0.5 million for the three months ended June 30, 2019. The decrease was primarily driven by lower revenues due to temporarily closures or limited operations due to the COVID-19 pandemic. For the six months ended June 30, 2020, we incurred an operating loss of $9.6 million compared to operating income of $1.6 million for the six months ended June 30, 2019. Funds from the CARES Act Loans were used to support operations and bring workforce back from furlough during the COVID-19 pandemic. Additionally, we incurred $0.7 million and $2.0 million of costs related to COVID-19 in the three and six months ended June 30, 2020, respectively, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, rent and rent-related costs for closed and limited-operations restaurants from the day that the dining room closed, sanitation supplies and safety precautions taken to prevent the spread of COVID-19.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	$16,529	$20,943	$55,086	$41,036
Management, license and incentive fee revenue	135	2,656	2,297	5,339
Total revenues	16,664	23,599	57,383	46,375
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	4,174	5,519	14,287	10,545
Owned restaurant operating expenses	12,038	13,630	38,537	26,347
Total owned operating expenses	16,212	19,149	52,824	36,892
General and administrative (including stock-based compensation of $482, $456, $820, and $637 for the three and six months ended June 30, 2020 and 2019 respectively)	2,438	2,704	5,835	5,354
Depreciation and amortization	2,510	1,004	4,950	1,946
Transaction and integration costs	14	152	1,109	152
COVID-19 related expenses	695	—	2,043	—
Lease termination expenses	89	141	268	141
Pre-opening expenses	—	63	—	545
Other income, net	(11)	(91)	(12)	(266)
Total costs and expenses	21,947	23,122	67,017	44,764
Operating (loss) income	(5,283)	477	(9,634)	1,611
Other expenses, net:
Interest expense, net of interest income	1,195	218	2,370	487
Loss on early debt extinguishment	—	437	—	437
Total other expenses, net	1,195	655	2,370	924
(Loss) income before (benefit) provision for income taxes	(6,478)	(178)	(12,004)	687
(Benefit) provision for income taxes	(3,228)	(15)	(3,881)	81
Net (loss) income	(3,250)	(163)	(8,123)	606
Less: net (loss) income attributable to noncontrolling interest	(378)	159	(652)	74
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,872)	$(322)	$(7,471)	$532

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	99.2%	88.7%	96.0%	88.5%
Management, license and incentive fee revenue	0.8%	11.3%	4.0%	11.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.3%	26.4%	25.9%	25.7%
Owned restaurant operating expenses (1)	72.8%	65.1%	70.0%	64.2%
Total owned operating expenses (1)	98.1%	91.4%	95.8%	89.9%
General and administrative (including stock-based compensation of 2.9%, 1.9%, 1.4%, and 1.4% for the three and six months ended June 30, 2020 and 2019 respectively)	14.6%	11.5%	10.2%	11.5%
Depreciation and amortization	15.1%	4.3%	8.6%	4.2%
Transaction and integration costs	0.1%	0.6%	1.9%	0.3%
COVID-19 related expenses	4.2%	—%	3.6%	—%
Lease termination expenses	0.5%	0.6%	0.5%	0.3%
Pre-opening expenses	—%	0.3%	—%	1.2%
Other income, net	(0.1)%	(0.4)%	—%	(0.6)%
Total costs and expenses	131.7%	98.0%	116.8%	96.5%
Operating (loss) income	(31.7)%	2.0%	(16.8)%	3.5%
Other expenses, net:
Interest expense, net of interest income	7.2%	0.9%	4.1%	1.1%
Loss on early debt extinguishment	—%	1.9%	—%	0.9%
Total other expenses, net	7.2%	2.8%	4.1%	2.0%
(Loss) income before (benefit) provision for income taxes	(38.9)%	(0.8)%	(20.9)%	1.5%
(Benefit) provision for income taxes	(19.4)%	(0.1)%	(6.8)%	0.2%
Net (loss) income	(19.5)%	(0.7)%	(14.2)%	1.3%
Less: net (loss) income attributable to noncontrolling interest	(2.3)%	0.7%	(1.1)%	0.2%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(17.2)%	(1.4)%	(13.0)%	1.1%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2020
Total revenues	$4,081	$12,380	$146	$57	$16,664
Operating income (loss)	$(764)	$1,103	$72	$(5,694)	$(5,283)
Capital asset additions	$193	$333	$169	$195	$890
For the six months ended June 30, 2020
Total revenues	$21,464	$33,037	$2,825	$57	$57,383
Operating income (loss)	$779	$1,923	$1,894	$(14,230)	$(9,634)
Capital asset additions	$528	$743	$177	$233	$1,681
As of June 30, 2020
Total assets	$74,944	$93,790	$5,601	$35,822	$210,157

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2019
Total revenues	$20,067	$—	$3,517	$15	$23,599
Operating income (loss)	$2,071	$—	$2,495	$(4,089)	$477
Capital asset additions	$784	$—	$2	$71	$857
For the six months ended June 30, 2019
Total revenues	$39,311	$—	$6,578	$486	$46,375
Operating income (loss)	$4,739	$—	$4,746	$(7,874)	$1,611
Capital asset additions	$2,510	$—	$38	$369	$2,917
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

EBITDA and Adjusted EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA and Adjusted EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management. Additionally, Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,872)	$(322)	$(7,471)	$532
Net (loss) income attributable to noncontrolling interest	(378)	159	(652)	74
Net (loss) income	(3,250)	(163)	(8,123)	606
Interest expense, net of interest income	1,195	218	2,370	487
(Benefit) provision for income taxes	(3,228)	(15)	(3,881)	81
Depreciation and amortization	2,510	1,004	4,950	1,946
EBITDA	(2,773)	1,044	(4,684)	3,120
COVID-19 related expenses	695	—	2,043	—
Transaction and integration costs (1)	14	152	1,109	152
Stock-based compensation	482	456	820	637
Lease termination expense (2)	89	141	268	141
Non-cash rent expense (3)	74	(2)	210	(91)
Pre-opening expenses	—	63	—	545
Loss on debt extinguishment	—	437	—	437
Adjusted EBITDA	(1,419)	2,291	(234)	4,941
Adjusted EBITDA attributable to noncontrolling interest	(595)	205	(986)	169
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$(824)	$2,086	$752	$4,772

(1)	Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities and internal costs associated with capital raising activities, most recently the Goldman Sachs Credit Agreement.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $4.4 million to $16.5 million for the three months ended June 30, 2020 from $20.9 million for the three months ended June 30, 2019. The decline in revenue is attributable to COVID-19 which resulted in the temporary closure of certain restaurants and a shift to delivery/take-out business and limited in-person seating due to state and local mandates. Approximately $12.4 million of the owned restaurant revenue is attributable to the addition of the Kona Grill restaurants in the second quarter of 2020 compared to the prior year period. Comparable restaurant sales decreased 66.7% in the second quarter of 2020.

Management and license fee revenue. Management and license fee revenues decreased $2.6 million to $0.1 million for the three months ended June 30, 2020 from $2.7 million for the three months ended June 30, 2019. Management and license fee revenue decreased primarily as a result of temporary closures of our managed locations due to COVID-19 prevention measures.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $1.3 million, or 24.4% to $4.2 million for the three months ended June 30, 2020 from $5.5 million for the three months ended June 30, 2019. The decrease in owned restaurant cost of sales was due to the temporary closures and limited operations of our restaurants as a result of COVID-19 during the second quarter of 2020.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $1.6 million to $12.0 million for the three months ended June 30, 2020 from $13.6 million for the three months ended June 30, 2019. The Company is actively managing operating costs and negotiating with landlords on rent concessions due to the impact of COVID-19 on its restaurant sales.

General and administrative. General and administrative costs decreased $0.3 million, or 9.8%, to $2.4 million for the three months ended June 30, 2020 from $2.7 million for the three months ended June 30, 2019. We have implemented measures to reduce our costs while our operations are affected by COVID-19, including furlough of certain employees, deferral of capital projects, and reduction of third-party professional services.

Depreciation and amortization. Depreciation and amortization expense increased $1.5 million to $2.5 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019 due to the addition of the Kona Grill restaurants.

COVID-19 related expenses. In the three months ended June 30, 2020, we incurred approximately $0.7 million of direct costs related to COVID-19, composed primarily of payments to employees for paid-time off during restaurant closures, benefit costs for furloughed employees, inventory waste, sanitation supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net of interest income. Interest expense, net of interest income was $1.2 million and $0.2 million for the three months ending June 30, 2020 and 2019, respectively. The Company refinanced its debt in October 2019 in conjunction with the Kona Grill acquisition.

Loss on early debt extinguishment. When we entered into a credit agreement with Bank of America during the second quarter of 2019, we recognized a $0.4 million loss on debt extinguishment primarily related to the recognition of unamortized discounts on warrants and unamortized debt issuance costs related to the debt extinguished.

(Benefit) provision for income taxes. The benefit for income taxes for the three months ended June 30, 2020 was a tax benefit of $3.2 million compared to a tax benefit of $0.1 million for the three months ended June 30, 2019. Our annualized effective tax rate is estimated at 32.4% for 2020 compared to 10.2% for the six months ended June 30, 2019. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.4 million compared to net income of $0.2 million for the three months ended June 30, 2020 and 2019, respectively, due to the impact of COVID-19.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $14.1 million, or 34.2% to $55.1 million for the six months ended June 30, 2020 from $41.0 million for the six months ended June 30, 2019. Approximately $33.1 million of the increase in owned restaurant revenue is attributable to the addition of the Kona Grill restaurants. The increase in total revenue was partially offset by the temporarily closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19. Comparable restaurant sales decreased 40.7% in the first six months of 2020.

Management and license fee revenue. Management and license fee revenues decreased $3.0 million to $2.3 million for the six months ended June 30, 2020 from $5.3 million for the six months ended June 30, 2019. Management and license fee revenue decreased primarily as a result of temporary closures for our managed locations due to COVID-19. The majority of our managed international locations have since reopened for business subject to certain governmental mandates.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $3.8 million to $14.3 million for the six months ended June 30, 2020 from $10.5 million for the six months ended June 30, 2019. Approximately $8.7 million of the increase in owned restaurant cost of sales is attributable to the addition of the Kona Grill restaurants. The increase in owned restaurant cost of sales was partially offset by the temporary closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $12.2 million to $38.5 million for the six months ended June 30, 2020 from $26.3 million for the six months ended June 30, 2019. Approximately $22.7 million of the owned restaurant operating expenses for the period is attributable to the addition of the Kona Grill restaurants. The Company began reducing operating costs in March due to the business impact of COVID-19. As restaurant sale volumes increase with the resumption of in-person dining, restaurant operating costs are expected to increase proportionately.

General and administrative. General and administrative costs increased $0.4 million, or 9.0%, to $5.8 million for the six months ended June 30, 2020 from $5.4 million for the six months ended June 30, 2019. However, general and administrative costs as a percentage of total revenues decreased to 10.2% for the six months ended June 30, 2020 from 11.5% for the six months ended

June 30, 2019. We have implemented measures to reduce our costs while our operations are affected by COVID-19, including furlough of certain employees, deferral of capital projects, and reduction of third-party professional services.

Depreciation and amortization. Depreciation and amortization expense increased $3.0 million to $4.9 million for the six months ended June 30, 2020 from $1.9 million for the six months ended June 30, 2019 due to the addition of the Kona Grill restaurants.

Transaction and integration costs. In the six months ended June 30, 2020, we incurred transaction and integration costs of $1.1 million related to the Kona Grill acquisition, which closed on October 4, 2019. Over the remainder of 2020, we intend to continue to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

COVID-19 related expenses. In the six months ended June 30, 2020, we incurred approximately $2.0 million of direct costs related to COVID-19, composed primarily of payments to employees for paid-time off during restaurant closures, inventory waste, rent and rent related costs for closed and limited-operations restaurants from the day that the dining room closed, sanitation supplies and safety precautions taken to prevent the spread of COVID-19.

Lease termination expenses. In the six months ended June 30, 2020, lease termination expense was approximately $0.3 million. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases.

Pre-opening expenses. Pre-opening expenses for the six months ended June 30, 2019 were $0.5 million related to the development of our owned STK restaurant in Nashville, Tennessee which opened in June 2019.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $2.4 million and $0.5 million for the six months ending June 30, 2020 and 2019, respectively.

(Benefit) provision for income taxes. The benefit for income taxes for the six months ended June 30, 2020 was a tax benefit of $3.9 million compared to tax expense of $0.1 million for the six months ended June 30, 2019. Our annualized effective tax rate is estimated at 32.4% for 2020 compared to 10.2% for the six months ended June 30, 2019.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.7 million compared to net income of $0.1 million for the six months ended June 30, 2020 and 2019, respectively, due to the impact of COVID-19.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations, use of proceeds from the CARES Act Loans, borrowings on our Credit Agreement and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. As of June 30, 2020, we had cash and cash equivalents of approximately $23.5 million which includes $10.2 million in cash from the CARES Act Loans. We had $47.8 million in long-term debt, which consisted of our Credit Agreement and an equipment financing agreement, and $18.3 million in CARES Act Loans as of June 30, 2020. As of June 30, 2020, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 5.

In the six months ended June 30, 2020, our capital expenditures were $1.7 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to enter into management and license agreements for the operation of STK restaurants where we are not required to contribute significant capital upfront.

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

In the event the Company needs to temporarily suspend all operations due to COVID-19, the ongoing operating costs per month are expected to be as follows:

Minimum rent	$1,200
Insurance payments	200
Interest payments	400
Minimum general & administrative costs	500
Total	$2,300

Goldman Sachs Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into the Credit Agreement, which replaced the credit agreement with Bank of America and provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024.

On May 4, 2020, Goldman Sachs Bank USA (“GSB”), as administrative agent, collateral agent and lead arranger under the Credit Agreement, (1) consented to the CARES Act Loans described below and (2) agreed that the amount of the CARES Act Loans will not be counted toward the permitted amount of Consolidated Total Debt, as defined under the Credit Agreement, to the extent the amounts are retained as cash during the term of the CARES Act Loans in a segregated deposit account or used for purposes that are forgivable under the CARES Act, provided that the proceeds of the CARES Act Loans must be used only for “allowable uses” under the CARES Act (with at least 75% of the utilized proceeds to be used for purposes that result in the CARES Act Loans being eligible for forgiveness) or used for the repayment of the CARES Act Loans.

On May 8, 2020, GSB and the Company and certain of its subsidiaries entered into an amendment to the Credit Agreement that:

●	Relaxes the fixed charge coverage ratio (decreasing the ratio for remaining measurement dates in 2020 to 1.20 to 1.00 from 1.35 to 1.00) and the leverage ratio (increasing the ratio at June 30, 2020 to 3.00 to 1.00 from 2.50 to 1.00, and the ratio at September 30 and December 31, 2020 to 2.75 to 1.00 from 2.25 to 1.00).
●	Requires minimum “Consolidated Liquidity” to be $4,000,000 for the remainder of 2020 (from $1,500,000).

As of June 30, 2020, we were in compliance with the covenants required by the Credit Agreement, as amended on August 10, 2020. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements. Additionally, our consolidated adjusted EBITDA as defined by the Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

Refer to Note 5, Note 15 and Note 16 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

CARES Act Loans

On May 4, 2020, two subsidiaries of the Company obtained CARES Act Loans from BBVA USA under the Paycheck Protection Program (“PPP”) created by the CARES Act. Repayment of the CARES Act Loans is guaranteed by the SBA. The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

The CARES Act Loans are scheduled to mature on April 28, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to PPP loans. Among other terms, BBVA USA may declare a default of the CARES Act Loans if the SBA disputes the validity of the guaranty of indebtedness, if a material adverse change occurs in our financial condition, or if BBVA USA believes the prospect of repayment of the CARES Act Loans or performance of obligations under the promissory notes is impaired. On an event of default, BBVA USA may declare principal and unpaid interest immediately due and payable, and it may charge default interest of 10%.

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. The Company is using the funds in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. At this time, the Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as long-term debt on the condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, there was $10.2 million in remaining funds available to be used for qualified purposes.

Capital Expenditures and Lease Arrangements

Given the present uncertainty due to the COVID-19 pandemic, the Company has deferred capital expenditures. To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. For locations where we may be the successor restaurant tenant, and currently our preference, total cash investment will be significantly less and in the $1.0 million to $1.5 million range. Typical pre-opening costs will be in the $0.3 million to $0.5 million range. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations. If the impact of COVID-19 persists, the Company may evaluate the timing of opening new locations.

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

For the six months ended June 30, 2020, we spent a total of $1.7 million in capital expenditures compared to $2.9 million spent for the same period in the prior year. We expect to keep capital expenditures at a low level as long as the uncertainty related to COVID-19 continues.

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the six months ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(4,927)	$2,144
Investing activities	(1,681)	(2,917)
Financing activities	17,779	270
Effect of exchange rate changes on cash	(55)	(290)
Net increase (decrease) in cash and cash equivalents	$11,116	$(793)

Operating Activities. Net cash used by operating activities was $4.9 million for the six months ended June 30, 2020 compared to $2.1 million of net cash generated from operating activities for the six months ended June 30, 2019. The decrease was primarily attributable to an increase in the net loss for the six months ended June 30, 2020 as a result of the temporary closure of our restaurants due to the COVID-19 pandemic as well as $2.0 million in expenses for payments to employees for paid-time off during restaurant closures, inventory waste and other costs directly attributable to COVID-19, and $1.1 million in transaction and integration expenses related to the Kona Grill acquisition.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020 was $1.7 million compared to $2.9 million for the six months ended June 30, 2019. We have implemented measures to reduce our costs for the foreseeable future due to COVID-19, including the deferral of most non-safety related capital projects.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $17.8 million compared to $0.3 million in the six months ended June 30, 2019. We received $18.3 million in proceeds from the CARES Act Loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements. We do not expect the recent accounting pronouncements discussed in Note 1 to have a significant impact on our condensed consolidated financial position or results of operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims common to our industry and in the ordinary course of our business. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accrual and disclosure for these matters are adequately provided for in our consolidated financial statements. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, the resolution of lawsuits is difficult to predict. A significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

Item 1A. Risk Factors.

The risk factors below update the risks factors contained in Item 1A of our Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has, and will continue to, significantly affect our restaurant traffic and our business, financial condition and results of operations.

The outbreak of COVID-19 and government actions to contain COVID-19 have, and may continue for an extended period of time to, materially and adversely affected our restaurant traffic and our business, and may continue to materially and adversely affect us for an extended period. In response to the COVID-19 pandemic, in March 2020 government agencies declared a state of emergency in the U.S. and in foreign jurisdictions where we operate, and some government agencies restricted movement, required restaurant and bar closures, and advised people not to visit restaurants or bars. In some jurisdictions, people were instructed to stay at home to reduce the spread of COVID-19. In response to these conditions, we temporarily closed several restaurants and shifted operations at others to provide only take-out and delivery service. Although certain of our restaurants have been allowed to open for outdoor dining or in-person dining they are subject to seating capacity restrictions to allow for social distancing.

A prolonged occurrence and resurgence of COVID-19 cases may result in state or local governments implementing further guidelines, including travel restrictions, social distancing requirements and additional restrictions on the restaurant industry, including closures or partial closures. We are unable to predict how long the pandemic will last, what additional restrictions may be enacted, the extent to which our restaurants may be impacted if a significant number of our employees are diagnosed with COVID-19, or if an outbreak of COVID-19 is traced to one of our restaurants.

We have made operational changes to adhere to government requirements on safety and sanitation in our restaurants. However, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from COVID-19. COVID-19 may impact the willingness of customers to dine outside of the home. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward, the continued spread of the virus and the measures taken by governments or by us in response could adversely impact our business, financial condition and results of operations.

In response to the challenging business environment, we obtained CARES Act Loans as described in Note 5 to our condensed consolidated financial statements. At this time, we anticipate forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that we will obtain forgiveness of the CARES Act Loans in whole or in part.

The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those related to cybersecurity, supply chain, and liquidity.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Promissory Note effective May 4, 2020 between The ONE Group, LLC and BBVA USA (Incorporated by reference to Form 8-K filed May 8, 2020).
10.2	Promissory Note effective May 4, 2020 between Kona Grill Acquisition, LLC and BBVA USA (Incorporated by reference to Form 8-K filed May 8, 2020).
10.3

First Amendment to Credit and Guaranty Agreement dated May 8, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed May 8, 2020).

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

Dated: August 12, 2020

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer