Form 10-Q
period 2020-09-30
ONE Group Hospitality, Inc.
filed 2020-11-05
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

Number of shares of common stock outstanding as of October 31, 2020:  29,068,007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$26,565	$12,344
Accounts receivable	5,487	10,351
Inventory	2,256	3,058
Other current assets	1,346	1,047
Due from related parties	376	341
Total current assets	36,030	27,141

Property and equipment, net	66,641	70,483
Operating lease right-of-use assets	82,156	81,097
Deferred tax assets, net	12,023	7,751
Intangibles, net	16,530	17,183
Other assets	2,607	1,622
Security deposits	992	1,308
Total assets	$216,979	$206,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,722	$8,274
Accrued expenses	11,410	11,198
Deferred license revenue	207	332
Deferred gift card revenue and other	2,081	3,183
Current portion of operating lease liabilities	4,596	4,397
Current portion of long-term debt	628	749
Total current liabilities	26,644	28,133

Deferred license revenue, long-term	1,005	1,036
Operating lease liabilities, net of current portion	99,849	98,278
CARES Act Loans	18,314	—
Long-term debt, net of current portion	45,060	45,226
Total liabilities	190,872	172,673

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 29,030,846 and 28,603,829 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	46,104	44,853
Accumulated deficit	(16,237)	(7,891)
Accumulated other comprehensive loss	(2,674)	(2,651)
Total stockholders’ equity	27,196	34,314
Noncontrolling interests	(1,089)	(402)
Total equity	26,107	33,912
Total liabilities and equity	$216,979	$206,585

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except (loss) earnings per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	$37,822	$19,185	$92,908	$60,221
Management, license and incentive fee revenue	1,745	2,921	4,042	8,260
Total revenues	39,567	22,106	96,950	68,481
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	9,091	4,921	23,378	15,466
Owned restaurant operating expenses	22,454	12,305	60,991	38,652
Total owned operating expenses	31,545	17,226	84,369	54,118
General and administrative (including stock-based compensation of $496, $338, $1,316, and $975 for the three and nine months ended September 30, 2020 and 2019 respectively)	3,400	2,352	9,235	7,706
Depreciation and amortization	2,655	1,103	7,605	3,049
Transaction and integration costs	—	358	1,109	510
COVID-19 related expenses	1,716	—	3,759	—
Lease termination expenses	185	252	453	393
Pre-opening expenses	45	—	45	545
Other income, net	1	40	(11)	(226)
Total costs and expenses	39,547	21,331	106,564	66,095
Operating income (loss)	20	775	(9,614)	2,386
Other expenses, net:
Interest expense, net of interest income	1,280	230	3,650	717
Loss on early debt extinguishment	—	—	—	437
Total other expenses, net	1,280	230	3,650	1,154
(Loss) income before (benefit) provision for income taxes	(1,260)	545	(13,264)	1,232
(Benefit) provision for income taxes	(350)	76	(4,231)	157
Net (loss) income	(910)	469	(9,033)	1,075
Less: net (loss) income attributable to noncontrolling interest	(35)	9	(687)	83
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(875)	$460	$(8,346)	$992
Currency translation gain (loss)	19	(40)	(23)	(329)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	$(856)	$420	$(8,369)	$663

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) earnings per share	$(0.03)	$0.02	$(0.29)	$0.03
Diluted net (loss) earnings per share	$(0.03)	$0.02	$(0.29)	$0.03

Shares used in computing basic (loss) earnings per share	29,010,348	28,537,477	28,857,990	28,429,074
Shares used in computing diluted (loss) earnings per share	29,010,348	29,901,144	28,857,990	29,642,926

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	69,327	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	38	—	—	38	—	38
Issuance of common shares, net of tax withholding	116,644	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371
Stock-based compensation	58,929	—	482	—	—	482	—	482
Issuance of common shares, net of tax withholding	93,418	—	(90)	—	—	(90)	—	(90)
Gain on foreign currency translation, net	—	—	—	—	2	2	—	2
Net loss	—	—	—	(2,872)	—	(2,872)	(378)	(3,250)
Balance at June 30, 2020	28,960,147	$3	$45,621	$(15,362)	$(2,693)	$27,569	$(1,054)	$26,515
Stock-based compensation	61,566	—	496	—	—	496	—	496
Issuance of common shares, net of tax withholding	9,133	—	(13)	—	—	(13)	—	(13)
Gain on foreign currency translation, net	—	—	—	—	19	19	—	19
Net loss	—	—	—	(875)	—	(875)	(35)	(910)
Balance at September 30, 2020	29,030,846	$3	$46,104	$(16,237)	$(2,674)	$27,196	$(1,089)	$26,107

Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	—	—	181	—	—	181	—	181
Issuance of common shares, net of tax withholding	20,544	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(160)	(160)	—	(160)
Net income (loss)	—	—	—	854	—	854	(85)	769
Balance at March 31, 2019	28,333,561	$3	$43,724	$(27,868)	$(2,470)	$13,389	$(537)	$12,852
Stock-based compensation	—	—	456	—	—	456	—	456
Loss on foreign currency translation, net	—	—	—	—	(120)	(120)	—	(120)
Net loss (income)	—	—	—	(322)	—	(322)	159	(163)
Balance at June 30, 2019	28,333,561	$3	$44,180	$(28,190)	$(2,590)	$13,403	$(378)	$13,025
Stock-based compensation	47,469	—	338	—	—	338	—	338
Exercise of stock options	30,000	—	66	—	—	66	—	66
Issuance of common shares, net of tax withholding	166,457	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(49)	(49)	—	(49)
Net income	—	—	—	460	—	460	9	469
Balance at September 30, 2019	28,577,487	$3	$44,584	$(27,730)	$(2,639)	$14,218	$(369)	$13,849

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2020	2019
Operating activities:
Net (loss) income	$(9,033)	$1,075
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,605	3,049
Stock-based compensation	1,316	975
Loss on early debt extinguishment	—	437
Amortization of discount on warrants and debt issuance costs	356	103
Deferred taxes	(4,272)	27
Changes in operating assets and liabilities:
Accounts receivable	4,567	908
Inventory	802	(198)
Other current assets	(299)	(332)
Due from related parties	(35)	(291)
Security deposits	315	1,271
Other assets	(986)	(13)
Accounts payable	(706)	(441)
Accrued expenses	241	(3,951)
Operating lease liabilities and right-of-use assets	710	489
Deferred gift card and license revenue	(1,256)	(130)
Net cash (used in) provided by operating activities	(675)	2,978

Investing activities:
Purchase of property and equipment	(2,660)	(3,509)
Net cash used in investing activities	(2,660)	(3,509)

Financing activities:
Proceeds from CARES Act Loans	18,314	—
Borrowings of long-term debt	—	14,750
Repayments of long-term debt	(592)	(11,543)
Repayments to related parties	—	(1,197)
Debt issuance costs	(50)	(734)
Exercise of stock options	38	66
Tax-withholding obligation on stock based compensation	(103)	—
Net cash provided by financing activities	17,607	1,342
Effect of exchange rate changes on cash	(51)	(357)
Net increase (decrease) in cash and cash equivalents	14,221	454
Cash and cash equivalents, beginning of period	12,344	1,592
Cash and cash equivalents, end of period	$26,565	$2,046
Supplemental disclosure of cash flow data:
Interest paid	$2,871	$779
Income taxes paid	253	193
Non-cash property and equipment additions	303	—

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

As of September 30, 2020, the Company owned, operated, managed or licensed 55 venues, including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues including 10 in five hotels and casinos in the United States and Europe.

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”), which was composed of 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company has integrated Kona Grill by leveraging its corporate infrastructure, bar-business knowledge and unique Vibe Dining program, elevating the brand experience and driving improved performance. The results of operations of these restaurants are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The following pro forma results of operations for the three and nine months ended September 30, 2019 have been prepared as though the acquisition occurred as of January 1, 2019. The pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future. Amounts are in thousands, except earnings per share data.

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Total revenues	$46,625	$143,721
Net income attributable to The ONE Group Hospitality, Inc.	$1,306	$1,560
Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net earnings per share	$0.04	$0.05
Diluted net earnings per share	$0.04	$0.05

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the Company’s business, and public concerns about the spread of COVID-19 continue to be widespread. The Company experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments and temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders. Currently, 34 of 36 domestic restaurants are open for outdoor dining or in-person dining with seating capacity restrictions. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees, which resulted in a significant increase in revenues in the third quarter of 2020 compared to the second quarter of 2020.

In response to these conditions, and out of concern for its customers and partners, the Company has implemented enhanced safety measures and sanitation procedures to allow for in-person dining at its restaurants. As the Company navigates through the pandemic, it has also implemented measures to reduce its costs including the deferral of capital projects and negotiations with suppliers and landlords regarding deferral or abatement of payments.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. The Company expects that its results of operations could be materially and negatively affected by COVID-19 for the remainder of 2020. The Company’s resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

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

Prior Period Reclassifications

Certain reclassifications of the 2019 financial statements amounts have been made to conform to the current year presentation. The Company has combined owned restaurant net revenues and owned food, beverage and other net revenues to be presented in total as owned restaurant net revenue. Additionally, the Company reclassified $0.5 million and $1.4 million of owned food, beverage and other expenses to owned restaurant cost of sales and $1.5 million and $5.1 million of owned food, beverage and other expenses to owned restaurant expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019, respectively. Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 13 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Recent Accounting Pronouncements

In June 2020, the American Institute of Certified Public Accountants in conjunction with the Financial Accounting Standards Board (“FASB”) developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the Paycheck Protection Program (“PPP”). TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. Although the Company anticipates forgiveness of the entire amount of the CARES Act Loans, no assurances can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to account for PPP loan proceeds under ASC 470 as allowed by TQA 3200.18.

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

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Furniture, fixtures and equipment	$21,573	$20,512
Leasehold improvements	71,269	69,925
Less: accumulated depreciation	(28,742)	(21,997)
Subtotal	64,100	68,440
Construction in progress	595	97
Restaurant smallwares	1,946	1,946
Total	$66,641	$70,483

Depreciation related to property and equipment was $2.5 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $6.9 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Kona Grill tradename	$17,400	$17,400
Less: accumulated amortization	(870)	(217)
Total intangibles, net	$16,530	$17,183

The Kona Grill trade name is amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense was $0.2 million and $0.7 million for the three and nine months ending September 30, 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related	$4,517	$4,519
Amounts due to landlords, including disputed rent amounts	2,727	1,956
VAT, sales and other taxes	1,075	1,488
Income taxes and related	489	547
Legal, professional and other services	459	1,103
Interest	428	2
Insurance	205	100
Other	1,510	1,483
Total	$11,410	$11,198

Note 5 – Long-Term Debt and CARES Act Loans

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Term loan agreements	$47,520	$47,880
Revolving credit facility	—	—
Equipment financing agreements	148	380
Total long-term debt	47,668	48,260
Less: current portion of long-term debt	(628)	(749)
Less: debt issuance costs	(1,980)	(2,285)
Total long-term debt, net of current portion	$45,060	$45,226

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.2 million and $0.2 million for the three months ended September 30, 2020 and 2019 and $3.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility, subject to certain conditions. As of December 31, 2019, the Company had $0.4 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the condensed consolidated balance sheet.

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

On May 8, 2020 and August 10, 2020, GSB and the Company and certain of its subsidiaries amended the Credit Agreement to:

●	Eliminate testing of the fixed charge coverage ratio for the balance of 2020 and 2021;
●	For the purpose of testing, replace maximum “Leverage Ratio” with maximum “Net Leverage Ratio”. The maximum Net Leverage Ratio is (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, and (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021. The Credit Agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;
●	Reduce the maximum consolidated capital expenditures to $7,000,000 for 2020 and $7,000,000 for 2021; and
●	Require minimum “Consolidated Liquidity” of not less than $4,000,000 for the balance of 2020 and 2021 (from $1,500,000 for 2021).

A summary of the financial covenants under the Credit Agreement, as amended, is as follows:

●	The minimum consolidated fixed charge coverage ratio is (i) eliminated for the balance of 2020 and 2021; and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;
●	A maximum consolidated Net Leverage Ratio of (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vi) maximum consolidated Leverage Ratio of 1.50 to 1.00 as of the end of any fiscal quarter thereafter. For purposes of calculating this ratio for the first four quarters, the agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations. In addition, the consolidated net leverage ratio reduces the Company’s debt by its cash and cash equivalents. The consolidated leverage ratio has no such reductions;
●	Maximum consolidated capital expenditures not to exceed (i) $7,000,000 in each of 2020 and 2021, and (ii) $8,000,000 in every fiscal year thereafter; and,
●	Minimum consolidated liquidity of not less than (i) $4,000,000 for the remainder of 2020 and 2021, and (ii) $1,500,000 at any time thereafter.

The Company’s ability to borrow under its revolving credit facility is dependent on several factors. The Company’s total borrowings cannot exceed a leverage incurrence multiple of (i) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (iii) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (iv) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (v) 1.65 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vi) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. In addition, after giving effect to any new borrowings under the revolving credit facility, the Company’s cash and cash equivalents cannot exceed $4,000,000.

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor; or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00%, or (iv) 4.75%. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans). The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of September 30, 2020 and December 31, 2019 was 8.50% and 8.55%, respectively.

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

The Company has incurred approximately $2.5 million of debt issuance costs related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the condensed consolidated balance sheets. As of September 30, 2020, the Company was in compliance with the covenants required by the Credit Agreement.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. As of September 30, 2020, the Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as long-term debt on the condensed consolidated balance sheet as of September 30, 2020.

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

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2020.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is estimated based on Level 2 inputs, except the amount outstanding on the revolving credit facility for which the carrying value approximates fair value. Fair value is determined by discounting future cash flows using interest rates available for issuers with similar terms and maturities.

Note 7 – Investments in Bagatelle NY

As of September 30, 2020 and December 31, 2019, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of September 30, 2020 and December 31, 2019, the Company has zero carrying value in these investments.

Additionally, the Company has a management agreement with Bagatelle NY. Under this agreement, the Company did not record management fee revenue for the three months ended September 30, 2020 because the restaurant has remained closed since March 2020 and recorded less than $0.1 million of management fee revenue in the nine months ended September 30, 2020. The Company recorded $0.1 million of management fee revenue in the three months ended September 30, 2019, and $0.3 million for the nine months ended September 30, 2019.

Note 8 – Income taxes

The Company’s effective income tax rate was 32% for the nine months ended September 30, 2020 compared to 12.7% for the nine months ended September 30, 2019. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

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

Note 9 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	September 30,	December 31,
	2020	2019
Receivables (1)	$125	$250
Deferred license revenue (2)	$1,212	$1,368
Deferred gift card and gift certificate revenue (3)	$2,244	$3,210
Konavore rewards program (4)	$95	$84

(1)	Receivables are included in accounts receivable on the condensed consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	September 30,	September 30,
	2020	2019
Revenue recognized from deferred license revenue	$154	$148
Revenue recognized from deferred gift card revenue	$1,173	$707

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2020 were as follows for each year ending (in thousands):

2020, three months remaining	$52
2021	207
2022	180
2023	169
2024	134
Thereafter	470
Total future estimated deferred license revenue	$1,212

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	September 30,	September 30,
	2020	2019
Lease cost
Operating lease cost	$9,950	$5,040
Variable lease cost	(415)	1,811
Short-term lease cost	315	273
Sublease income	(404)	(582)
Total lease cost	$9,446	$6,542

Weighted average remaining lease term – operating leases	12 years	14 years
Weighted average discount rate – operating leases	8.10%	8.22%

Due to the negative effects of COVID-19, the Company implemented measures to reduce its costs, including negotiations with landlords regarding rent concessions. The Company is in ongoing discussions with landlords regarding rent obligations, including deferrals, abatements, and/or restructuring of rent. As the rent concessions received and currently being contemplated do not result in a significant increase in cash payments, the Company has elected to account for these concessions as a variable lease payment in accordance with ASC Topic 842. The Company’s right-of-use assets and operating lease liabilities have not been remeasured for lease concessions received. Variable lease cost is comprised of percentage rent and common area maintenance, offset by rent concessions received as a result of COVID-19.

The Company has entered into an operating lease for a future restaurant in Bellevue, Washington that had not commenced as of September 30, 2020. The aggregate future commitment related to this lease totals $4.8 million. The Company expects this lease, which will have a lease term of 11 years, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 30,	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,263	$5,212
Right-of-use assets obtained in exchange for operating lease obligations	$4,968	$1,076

As of September 30, 2020, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2020, three months remaining	$3,315
2021	13,220
2022	13,228
2023	13,524
2024	12,927
Thereafter	124,760
Total lease payments	180,974
Less: imputed interest	(76,529)
Present value of operating lease liabilities	$104,445

For the three months remaining in 2020, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

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

For the three and nine months ended September 30, 2020 and 2019, the (loss) earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(875)	$460	$(8,346)	$992

Basic weighted average shares outstanding	29,010,348	28,537,477	28,857,990	28,429,074
Dilutive effect of stock options, warrants and restricted share units	—	1,363,667	—	1,213,852
Diluted weighted average shares outstanding	29,010,348	29,901,144	28,857,990	29,642,926

Net (loss) earnings available to common stockholders per share - Basic	$(0.03)	0.02	$(0.29)	$0.03
Net (loss) earnings available to common stockholders per share - Diluted	$(0.03)	$0.02	$(0.29)	$0.03

For the nine months ended September 30, 2020 and 2019, 1.4 million and 1.0 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 12 – Stock-Based Compensation

As of September 30, 2020, the Company had 1,204,428 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended September 30, 2020 and 2019 was $0.5 million and $0.3 million, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Included in stock-based compensation cost was $0.1 million and $0.3 million of stock granted to directors for the three and nine months ended September 30, 2020, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices.

Stock Option Activity

Changes in outstanding stock options during the nine months ended September 30, 2020 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2019	1,806,508	$3.37	5.87 years	$1,428
Exercisable at December 31, 2019	1,270,508	$3.93	5.10 years	$665
Exercised	(18,000)	2.13
Cancelled, expired or forfeited	(81,500)	3.75
Outstanding at September 30, 2020	1,707,008	$3.37	5.24 years	$174
Exercisable at September 30, 2020	1,343,675	$3.73	4.77 years	$116

A summary of the status of the Company’s non-vested stock options as of December 31, 2019 and September 30, 2020 and changes during the nine months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2019	536,000	$0.87
Vested	(172,667)	0.88
Non-vested stock options at September 30, 2020	363,333	$0.86

The fair value of options that vested in the nine months ended September 30, 2020 was $0.2 million. As of September 30, 2020, there are 579,402 milestone-based options outstanding and $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board of Directors. As of September 30, 2020, there is $0.2 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 2.1 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine months ended September 30, 2020 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2019	955,011	$2.69
Granted	1,309,099	1.21
Vested	(281,027)	2.75
Cancelled, expired or forfeited	(38,566)	2.71
Non-vested RSUs at September 30, 2020	1,944,517	$1.68

As of September 30, 2020, 150,000 RSUs subject to performance-based vesting were outstanding with unrecognized compensation cost of $0.4 million related to these milestone-based awards. As of September 30, 2020, the Company had approximately $2.2 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.1 years.

Note 13 – Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of the Company’s internal reporting structure to better facilitate its strategy for growth and operational efficiency. As a result of these organizational changes, the Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bagatelle, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, and the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three and nine months ended September 30, 2020 and 2019 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2020
Total revenues	$16,475	$22,794	$169	$129	$39,567
Operating income (loss)	$2,406	$2,215	$(116)	$(4,485)	$20
Capital asset additions	$528	$398	$7	$46	$979
For the nine months ended September 30, 2020
Total revenues	$39,740	$55,831	$1,105	$274	$96,950
Operating income (loss)	$3,335	$1,816	$(209)	$(14,556)	$(9,614)
Capital asset additions	$1,056	$1,141	$184	$279	$2,660
As of September 30, 2020
Total assets	$80,780	$97,053	$5,590	$33,556	$216,979

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2019
Total revenues	$20,227	$—	$1,762	$117	$22,106
Operating income (loss)	$3,059	$—	$625	$(2,909)	$775
Capital asset additions	$490	$—	$2	$100	$592
For the nine months ended September 30, 2019
Total revenues	$63,451	$—	$4,074	$956	$68,481
Operating income (loss)	$9,412	$—	$1,170	$(8,196)	$2,386
Capital asset additions	$3,000	$—	$40	$469	$3,509
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Domestic revenues	38,745	20,730	$95,304	$65,048
International revenues	822	1,376	1,646	3,433
Total revenues	$39,567	$22,106	$96,950	$68,481

	September 30,	December 31,
	2020	2019
Domestic long-lived assets	$180,670	$179,143
International long-lived assets	279	301
Total long-lived assets	$180,949	$179,444

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements include matters such as the effect and duration of the COVID-19 pandemic and related stay at home orders and other government actions and restrictions, the effect of COVID-19 on customer behavior, general economic conditions, consumer preferences and spending, costs, competition, restaurant openings or closings, operating margins, the availability of acceptable real estate locations, the sufficiency of our cash balances and cash generated from operations and financing activities for our future liquidity and capital resource needs, the impact on our business of Federal and State legislation, litigation, the execution of our growth strategy and other matters. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of September 30, 2020, we owned, operated, managed or licensed 55 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues, including 10 in five hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of September 30, 2020:

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

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the Company’s business, and public concerns about the spread of COVID-19 continue to be widespread. The Company experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments, temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders. Currently, 34 of 36 domestic restaurants are open for outdoor dining or in-person dining with seating capacity restrictions. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees, which resulted in a significant increase in revenues in the third quarter of 2020 compared to the second quarter of 2020.

In response to the COVID-19 pandemic, and out of concern for its customers and partners, the Company has implemented enhanced safety measures and sanitation procedures to allow for in-person dining at its restaurants. As the Company navigates through the pandemic, it has also implemented measures to reduce its costs including the deferral of capital projects and negotiations with suppliers and landlords regarding deferral or abatement of payments.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. The Company expects that its results of operations could be materially and negatively affected by COVID-19 for the remainder of 2020. The Company’s resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities. The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Credit Agreement”). We have integrated Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, elevating the brand experience and driving improved performance.

Executive Summary

Total revenue increased $17.5 million, or 79.0% to $39.6 million for the three months ended September 30, 2020 compared to $22.1 million for the three months ended September 30, 2019 primarily due to the addition of the Kona Grill restaurants, partly offset by the effects of the COVID-19 pandemic. Same-store sales decreased 15.6% in the third quarter of 2020 compared to the third quarter of 2019 as restaurants were temporarily closed or operated on a limited basis due to state and local seating capacity restrictions. Approximately $22.8 million of the total revenue for the quarter ended September 30, 2020 was attributable to the addition of the Kona Grill restaurants. Same-store sales improved sequentially each month in the third quarter of 2020. STK same-store sales for the months of July, August, and September 2020 decreased 34.9%, 28.2% and 10.4%, respectively. Kona Grill same-store sales decreased 16.2% and 6.7% for the months of July and August 2020, respectively, and increased 2.3% for the month of September 2020.

We generated a slight operating income for the three months ended September 30, 2020 and operating income of $0.8 million for the three months ended September 30, 2019. The decrease was primarily driven by temporary closures or limited operations due to the COVID-19 pandemic and COVID-19 related costs. For the nine months ended September 30, 2020, we incurred an operating loss of $9.6 million compared to operating income of $2.4 million for the nine months ended September 30, 2019. Funds from the CARES Act Loans were used to support operations and bring workforce back from furlough during the COVID-19 pandemic. Additionally, we incurred $1.7 million and $3.8 million of costs related to COVID-19 in the three and nine months ended September 30, 2020, respectively, composed primarily of costs for electrostatic cleaning of our venues, personal protective equipment, and sanitation supplies to prevent the spread of COVID-19; payments to employees for paid-time off during restaurant closures; rent and rent-related costs for closed and limited-operations restaurants from the day that the dining room closed; and inventory waste.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	$37,822	$19,185	$92,908	$60,221
Management, license and incentive fee revenue	1,745	2,921	4,042	8,260
Total revenues	39,567	22,106	96,950	68,481
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	9,091	4,921	23,378	15,466
Owned restaurant operating expenses	22,454	12,305	60,991	38,652
Total owned operating expenses	31,545	17,226	84,369	54,118
General and administrative (including stock-based compensation of $496, $338, $1,316, and $975 for the three and nine months ended September 30, 2020 and 2019 respectively)	3,400	2,352	9,235	7,706
Depreciation and amortization	2,655	1,103	7,605	3,049
Transaction and integration costs	—	358	1,109	510
COVID-19 related expenses	1,716	—	3,759	—
Lease termination expenses	185	252	453	393
Pre-opening expenses	45	—	45	545
Other income, net	1	40	(11)	(226)
Total costs and expenses	39,547	21,331	106,564	66,095
Operating income (loss)	20	775	(9,614)	2,386
Other expenses, net:
Interest expense, net of interest income	1,280	230	3,650	717
Loss on early debt extinguishment	—	—	—	437
Total other expenses, net	1,280	230	3,650	1,154
(Loss) income before (benefit) provision for income taxes	(1,260)	545	(13,264)	1,232
(Benefit) provision for income taxes	(350)	76	(4,231)	157
Net (loss) income	(910)	469	(9,033)	1,075
Less: net (loss) income attributable to noncontrolling interest	(35)	9	(687)	83
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(875)	$460	$(8,346)	$992

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Owned restaurant net revenue	95.6%	86.8%	95.8%	87.9%
Management, license and incentive fee revenue	4.4%	13.2%	4.2%	12.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.0%	25.7%	25.2%	25.7%
Owned restaurant operating expenses (1)	59.4%	64.1%	65.6%	64.2%
Total owned operating expenses (1)	83.4%	89.8%	90.8%	89.9%
General and administrative (including stock-based compensation of 1.3%, 1.5%, 1.4%, and 1.4% for the three and nine months ended September 30, 2020 and 2019 respectively)	8.6%	10.6%	9.5%	11.3%
Depreciation and amortization	6.7%	5.0%	7.8%	4.5%
Transaction and integration costs	—%	1.6%	1.1%	0.7%
COVID-19 related expenses	4.3%	—%	3.9%	—%
Lease termination expenses	0.5%	1.1%	0.5%	0.6%
Pre-opening expenses	0.1%	—%	—%	0.8%
Other income, net	—%	0.2%	—%	(0.3)%
Total costs and expenses	99.9%	96.5%	109.9%	96.5%
Operating income (loss)	0.1%	3.5%	(9.9)%	3.5%
Other expenses, net:
Interest expense, net of interest income	3.2%	1.0%	3.8%	1.0%
Loss on early debt extinguishment	—%	—%	—%	0.6%
Total other expenses, net	3.2%	1.0%	3.8%	1.7%
(Loss) income before (benefit) provision for income taxes	(3.2)%	2.5%	(13.7)%	1.8%
(Benefit) provision for income taxes	(0.9)%	0.3%	(4.4)%	0.2%
Net (loss) income	(2.3)%	2.1%	(9.3)%	1.6%
Less: net (loss) income attributable to noncontrolling interest	(0.1)%	—%	(0.7)%	0.1%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(2.2)%	2.1%	(8.6)%	1.4%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2020
Total revenues	$16,475	$22,794	$169	$129	$39,567
Operating income (loss)	$2,406	$2,215	$(116)	$(4,485)	$20
Capital asset additions	$528	$398	$7	$46	$979
For the nine months ended September 30, 2020
Total revenues	$39,740	$55,831	$1,105	$274	$96,950
Operating income (loss)	$3,335	$1,816	$(209)	$(14,556)	$(9,614)
Capital asset additions	$1,056	$1,141	$184	$279	$2,660
As of September 30, 2020
Total assets	$80,780	$97,053	$5,590	$33,556	$216,979

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2019
Total revenues	$20,227	$—	$1,762	$117	$22,106
Operating income (loss)	$3,059	$—	$625	$(2,909)	$775
Capital asset additions	$490	$—	$2	$100	$592
For the nine months ended September 30, 2019
Total revenues	$63,451	$—	$4,074	$956	$68,481
Operating income (loss)	$9,412	$—	$1,170	$(8,196)	$2,386
Capital asset additions	$3,000	$—	$40	$469	$3,509
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

We believe that EBITDA and Adjusted EBITDA are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We believe Restaurant Operating Profit is an important component of financial results because: (i) it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance, and (ii) we use Restaurant Operating Profit as a key metric to evaluate our restaurant financial performance compared to our competitors. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management. Additionally, Adjusted EBITDA and Restaurant Operating Profit are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Restaurant Operating Profit, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(875)	$460	$(8,346)	$992
Net (loss) income attributable to noncontrolling interest	(35)	9	(687)	83
Net (loss) income	(910)	469	(9,033)	1,075
Interest expense, net of interest income	1,280	230	3,650	717
(Benefit) provision for income taxes	(350)	76	(4,231)	157
Depreciation and amortization	2,655	1,103	7,605	3,049
EBITDA	2,675	1,878	(2,009)	4,998
COVID-19 related expenses	1,716	—	3,759	—
Transaction and integration costs (1)	—	358	1,109	510
Stock-based compensation	496	338	1,316	975
Lease termination expense (2)	185	252	453	393
Non-cash rent expense (3)	58	3	268	(86)
Pre-opening expenses	45	—	45	545
Loss on debt extinguishment	—	—	—	437
Adjusted EBITDA	5,175	2,829	4,941	7,772
Adjusted EBITDA attributable to noncontrolling interest	511	192	(475)	361
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$4,664	$2,637	$5,416	$7,411

(1)	Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities and internal costs associated with capital raising activities, most recently the Credit Agreement.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.

The following table presents a reconciliation of Operating income (loss) to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating income (loss) as reported	$20	$775	$(9,614)	$2,386
Management, license and incentive fee revenue	(1,745)	(2,921)	(4,042)	(8,260)
General and administrative	3,400	2,352	9,235	7,706
Depreciation and amortization	2,655	1,103	7,605	3,049
Transaction and integration costs	—	358	1,109	510
COVID-19 related expenses	1,716	—	3,759	—
Lease termination expense	185	252	453	393
Pre-opening expenses	45	—	45	545
Other income, net	1	40	(11)	(226)
Restaurant Operating Profit	$6,277	$1,959	$8,539	$6,103

Restaurant Operating Profit as a Percentage of Owned Restaurant Net Revenue	16.6%	10.2%	9.2%	10.1%

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $18.6 million to $37.8 million for the three months ended September 30, 2020 from $19.2 million for the three months ended September 30, 2019. The increase in revenue is primarily attributable to the addition of the Kona Grill restaurants, which had revenues of $22.8 million in the third quarter of 2020, partially offset by limited in-person seating due to state and local mandates. Comparable restaurant sales decreased 15.6% in the third quarter of 2020.

Management and license fee revenue. Management and license fee revenues decreased $1.2 million to $1.7 million for the three months ended September 30, 2020 from $2.9 million for the three months ended September 30, 2019. Management and license fee revenue decreased primarily as a result of temporary closures and limited in-person seating at our managed locations due to COVID-19 prevention measures.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $4.2 million, or 84.7% to $9.1 million for the three months ended September 30, 2020 from $4.9 million for the three months ended September 30, 2019. The increase in owned restaurant cost of sales was due to the addition of the Kona Grill restaurants. As a percentage of revenues, cost of sales decreased 170 basis points to 24.0% for the three months ended September 30, 2020 from 25.7% for the three months ended September 30, 2019 due to purchasing synergies across the Company.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $10.2 million to $22.5 million for the three months ended September 30, 2020 from $12.3 million for the three months ended September 30, 2019. Approximately $13.9 million of the restaurant operating expenses are attributable to the addition of the Kona Grill restaurants. Owned restaurant operating costs decreased 470 basis points as a percentage of revenue from 64.1% in the three months ended September 30, 2019 to 59.4% for the three months ended September 30, 2020 due to actively managing operating costs and implementing cost saving measures.

General and administrative. General and administrative costs increased $1.0 million, or 44.6%, to $3.4 million for the three months ended September 30, 2020 from $2.4 million for the three months ended September 30, 2019. However, general and administrative expenses as a percent of revenue decreased to 8.6% of revenue for the three months ended September 30, 2020 from 10.6% for the three months ended September 30, 2019. We have implemented measures to reduce our costs while our operations are affected by COVID-19, including the furlough of certain employees, deferral of capital projects, and reduction of third-party professional services.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million to $2.7 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019 due to the addition of the Kona Grill restaurants.

Pre-opening expenses. In the three months ended September 30, 2020, we incurred less than $0.1 million of pre-opening expenses related to the amortization of the right-of-use asset and liability for our upcoming Bellevue location.

Interest expense, net of interest income. Interest expense, net of interest income was $1.3 million and $0.2 million for the three months ending September 30, 2020 and 2019, respectively. The Company refinanced its debt in October 2019 in conjunction with the Kona Grill acquisition.

(Benefit) provision for income taxes. The benefit for income taxes for the three months ended September 30, 2020 was $0.4 million compared to a tax expense of $0.1 million for the three months ended September 30, 2019. Our annualized effective tax rate is estimated at 32% for 2020 compared to 12.7% for the nine months ended September 30, 2019. Our projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was less than $0.1 million for the three months ended September 30, 2020 compared to net income of less than $0.1 million for the three months ended September 30 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $32.7 million, or 54.3% to $92.9 million for the nine months ended September 30, 2020 from $60.2 million for the nine months ended September 30, 2019. Approximately $55.8 million of the increase in owned restaurant revenue is attributable to the addition of the Kona Grill restaurants. The increase in total revenue was partially offset by the temporarily closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19. Comparable restaurant sales decreased 32.6% in the first nine months of 2020.

Management and license fee revenue. Management and license fee revenues decreased $4.3 million to $4.0 million for the nine months ended September 30, 2020 from $8.3 million for the nine months ended September 30, 2019. Management and license fee revenue decreased primarily as a result of temporary closures for our managed locations due to COVID-19.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $7.9 million to $23.4 million for the nine months ended September 30, 2020 from $15.5 million for the nine months ended September 30, 2019. Approximately $13.8 million of the increase in owned restaurant cost of sales is attributable to the addition of the Kona Grill restaurants. The increase in owned restaurant cost of sales was partially offset by the temporary closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $22.3 million to $61.0 million for the nine months ended September 30, 2020 from $38.7 million for the nine months ended September 30, 2019. Approximately $36.6 million of the owned restaurant operating expenses for the period is attributable to the addition of the Kona Grill restaurants. The Company began reducing operating costs in March due to the business impact of COVID-19. As restaurant sale volumes increase with the resumption of in-person dining, restaurant operating costs are expected to increase.

General and administrative. General and administrative costs increased $1.5 million, or 19.8%, to $9.2 million for the nine months ended September 30, 2020 from $7.7 million for the nine months ended September 30, 2019. However, general and administrative costs as a percentage of total revenues decreased to 9.5% for the nine months ended September 30, 2020 from 11.3% for the nine months ended September 30, 2019. We have leveraged our general and administrative costs with the acquisition of Kona Grill along with implemented measures to reduce our costs while our operations are affected by COVID-19, including furlough of certain employees, deferral of capital projects, and reduction of third-party professional services.

Depreciation and amortization. Depreciation and amortization expense increased $4.6 million to $7.6 million for the nine months ended September 30, 2020 from $3.0 million for the nine months ended September 30, 2019 due to the addition of the Kona Grill restaurants.

Transaction and integration costs. In the nine months ended September 30, 2020 and 2019, we incurred transaction and integration costs of $1.1 million and $0.5 million, respectively, related to the Kona Grill acquisition. Over the remainder of 2020, we intend to continue to integrate Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Lease termination expenses. Lease termination expense was approximately $0.5 million and $0.4 million in the nine months ended September 30, 2020 and 2019, respectively. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases.

Pre-opening expenses. Pre-opening expenses for the nine months ended September 30, 2020 were less than $0.1 million, related to the amortization of the right-of-use asset and liability for our upcoming Bellevue location. Pre-opening expenses for the nine months ended September 30, 2019 were $0.5 million related to the development of our owned STK restaurant in Nashville, Tennessee which opened in March 2019.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $3.7 million and $0.7 million for the nine months ending September 30, 2020 and 2019, respectively. The Company refinanced its debt in October 2019 in conjunction with the Kona Grill acquisition.

(Benefit) provision for income taxes. The benefit for income taxes for the nine months ended September 30, 2020 was a tax benefit of $4.2 million compared to tax expense of $0.2 million for the nine months ended September 30, 2019. Our annualized effective tax rate is estimated at 32% for 2020 compared to 12.7% for the nine months ended September 30, 2019.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.7 million compared to net income of $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, due to the impact of COVID-19.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations, borrowings on our Credit Agreement and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. As of September 30, 2020, we had cash and cash equivalents of approximately $26.6 million. We had $47.7 million in long-term debt, which consisted of our Credit Agreement and an equipment financing agreement, and $18.3 million in CARES Act Loans as of September 30, 2020. As of September 30, 2020, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 5.

In the nine months ended September 30, 2020, our capital expenditures were $2.7 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to enter into management and license agreements for the operation of future STK restaurants where we are not required to contribute significant capital upfront.

Our operations have not required significant working capital, and, like many restaurant companies, we may have negative working capital during the year. Revenues are received primarily in credit card or cash receipts, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

In the event the Company needs to temporarily suspend all operations due to COVID-19 restrictions, the ongoing operating costs per month are expected to be as follows:

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

On May 8, 2020 and August 10, 2020, we amended the Credit Agreement with GSB to:

●	Eliminate testing of the fixed charge coverage ratio for the balance of 2020 and 2021;
●	For the purpose of testing, replace maximum “Leverage Ratio” with maximum “Net Leverage Ratio”. The maximum Net Leverage Ratio is (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, and (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021. The agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations;
●	Reduce the maximum consolidated capital expenditures to $7,000,000 for 2020 and $7,000,000 for 2021; and
●	Require minimum “Consolidated Liquidity” of not less than $4,000,000 for the balance of 2020 and 2021 (from $1,500,000 for 2021).

As of September 30, 2020, we were compliant with the covenants required by the Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements. Additionally, our consolidated adjusted EBITDA as defined by the Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

Refer to Note 5 and Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. As of September 30, 2020, the Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as long-term debt on the condensed consolidated balance sheet as of September 30, 2020.

Capital Expenditures and Lease Arrangements

Given the present uncertainty due to the COVID-19 pandemic, the Company has deferred capital expenditures. To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. For locations where we may be the successor restaurant tenant, and currently our preference, total cash investment will be significantly less and in the $1.0 million to $1.5 million range. Typical pre-opening costs will be in the $0.3 million to $0.5 million range. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations. As the impact of COVID-19 persists, the Company will evaluate the timing of opening new locations.

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

For the nine months ended September 30, 2020, we spent a total of $2.7 million in capital expenditures compared to $3.5 million spent for the same period in the prior year. We expect to keep capital expenditures at a low level as long as the uncertainty related to COVID-19 continues.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the nine months ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(675)	$2,978
Investing activities	(2,660)	(3,509)
Financing activities	17,607	1,342
Effect of exchange rate changes on cash	(51)	(357)
Net increase (decrease) in cash and cash equivalents	$14,221	$454

Operating Activities. Net cash used by operating activities was $0.7 million for the nine months ended September 30, 2020 compared to $3.0 million of net cash generated from operating activities for the nine months ended September 30, 2019. The decrease was primarily attributable to the net loss for the nine months ended September 30, 2020 as a result of the temporary closure and limited seating capacity at our restaurants due to the COVID-19 pandemic, including $3.8 million in costs directly attributable to COVID-19, and $1.1 million in transaction and integration expenses related to the Kona Grill acquisition.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $2.7 million compared to $3.5 million for the nine months ended September 30, 2019. We have implemented measures to reduce our costs for the foreseeable future due to COVID-19, including the deferral of most non-safety related capital projects.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $17.6 million compared to $1.3 million in the nine months ended September 30, 2019. In May of 2020, we received $18.3 million in proceeds from the CARES Act Loans.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19 and government actions to contain COVID-19 have, and may continue for an extended period of time to, materially and adversely affected our restaurant traffic and our business, and may continue to materially and adversely affect us for an extended period. In response to the COVID-19 pandemic, in March 2020 government agencies declared a state of emergency in the U.S. and in foreign jurisdictions where we operate, and some government agencies restricted movement, required restaurant and bar closures, and advised people not to visit restaurants or bars. In some jurisdictions, people were instructed to stay at home to reduce the spread of COVID-19. In response to these conditions, we temporarily closed several restaurants and shifted operations at others to provide only take-out and delivery service. Although most of our restaurants have been allowed to open for outdoor dining or in-person dining they are subject to seating capacity restrictions to allow for social distancing.

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
10.1

Second Amendment to Credit and Guaranty Agreement dated August 10, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed on August 12, 2020).

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

Dated: November 5, 2020

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer