Form 10-K
period 2020-12-31
ONE Group Hospitality, Inc.
filed 2021-03-19
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission File Number 001-37379

The ONE Group Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1961545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1624 Market Street, Suite 311, Denver, Colorado	80202
(Address of principal executive offices)	Zip Code

646-624-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STKS	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 	Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $26,794,876.

Number of shares of Common Stock outstanding as of February 28, 2021:  29,120,116

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage or license 54 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 10 F&B venues in five hotels and casinos in the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. For those restaurants and venues that are managed or licensed, we typically generate management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

COVID-19

The negative effect on our business from the novel coronavirus (“COVID-19”) is significant. We experienced an initial decline in restaurant revenue that began in early March 2020 as travel began to decrease. Public anxiety with respect to COVID-19, and government recommendations and measures to avoid public gatherings especially within restaurants and bars, have materially and adversely affected our operations and financial results. A more detailed description of the potential effects of COVID-19 on our business is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisitions

On October 4, 2019, we acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”) comprising 24 domestic restaurants. We purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We also assumed approximately $7.7 million in current liabilities. The purchase was financed with proceeds from the credit and guaranty agreement we entered into with Goldman Sachs Bank USA in conjunction with the acquisition (“Credit Agreement”). We have integrated Kona Grill by leveraging our corporate infrastructure, our hospitality business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)(2)	Kona Grill	ONE Hospitality(3)	Total
Domestic
Owned	10	24	2	36
Managed	2	—	—	2
Licensed	1	—	—	1
Total domestic	13	24	2	39
International
Owned	—	—	—	—
Managed	3	—	8	11
Licensed	4	—	—	4
Total international	7	—	8	15
Total venues	20	24	10	54
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes STK Scottsdale, a managed location for which a management agreement was in place as of December 31, 2020. STK Scottsdale opened in January 2021.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Heliot, Hideout, Marconi and Radio.

We expect to continue to expand our operations domestically and internationally primarily through a mix of owned, licensed and managed restaurants using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

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

We operate ten owned, five managed and five licensed STK restaurants in major metropolitan cities in North America, Europe and the Middle East. Our STK restaurants average approximately 10,000 to 11,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2020, the average restaurant revenues and average domestic check for owned and managed STK restaurants that have been open 18 months at December 31, 2020 were $6.9 million and $114, respectively.

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

Kona Grill

Kona Grill is a bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Kona Grill offers freshly prepared food and attentive service in an upscale, contemporary ambiance that creates an exceptional dining experience that we believe exceeds many traditional casual dining restaurants. Menu items are prepared from scratch at each restaurant location, creating memorable flavor profiles that appeal to a wide range of customers. The diverse menu is complemented by a full-service bar offering a broad assortment of wines, craft cocktails, and beers. We believe that the Kona Grill brand is complementary to our other brands and enables us to capture market share in the Vibe Dining segment.

We operate 24 owned Kona Grill restaurants within the United States, and our Kona Grill restaurants average approximately 7,200 square feet. In 2020, the average restaurant revenues and average domestic check for the Kona Grill restaurants were $3.3 million and $32, respectively.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	ANGEL. ANGEL Rooftop bar and Dining, which opened in the fourth quarter of 2019, is a sophisticated Southern-Mediterranean restaurant with two indoor and outdoor bars, a floral garden patio, and a plunge pool located within the Hotel Calimala in Florence, Italy.
●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London that offers impressive views of the main casino gambling floor.
●	Hideout. The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.
●	Marconi. The Marconi Lounge is a stylish and sophisticated lounge bar that we manage within the ME London hotel that offers an extensive cocktail menu in an upbeat atmosphere.
●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with two signature locations on top of the ME London and ME Milan hotels.
●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we are operating under four F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

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

Our corporate beverage program imposes guidelines for ordering beverage products at our properties. We provide beverage managers at each location with national guidelines for standardized products. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2020, the sale of beverages accounted for approximately 25% of restaurant revenues.

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

Advertising and Marketing

The primary focus of our advertising and marketing is to increase awareness of our brands and our overall reputation for quality, service and delivering a high-energy experience. Our marketing efforts are designed to strengthen our brand recognition in markets where we currently operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong internal public relations team to increase the frequency with which our existing customers visit our restaurants and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. Additional marketing functions include the use of our websites, www.STKsteakhouse.com and www.KonaGrill.com, to facilitate online reservations, to-go/delivery orders and gift card sales to drive revenue.

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

Human Capital Resources

As of December 31, 2020, we employed approximately 52 corporate employees within our corporate offices and an aggregate of 220 full-time, salaried employees at all of our locations. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 65. Combining full-time and part-time employees, we employ and manage approximately 3,000 persons worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

Our human capital objectives include attracting, developing, rewarding, and retaining our existing and new employees. We offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training in order to understand all aspects of our restaurant operations. We provide our employees with cash-based performance bonuses. We also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

The health and safety of our employees is our highest priority. In protecting our employees’ safety, we have invested in creating a safe work environment for our employees and guests by taking additional measures. We have increased cleaning protocols, implemented daily temperature screenings and health and safety checklists and provided additional personal protective equipment and cleaning supplies. For all employees, we require masks to be worn in all restaurants and offices where allowed by local law and provide regular communication regarding the impact of the COVID-19 pandemic, including health and safety protocols and procedures.

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

Health and Safety

The outbreak of COVID-19 has, and will continue to, significantly affect our restaurant traffic and our business, financial condition and results of operations.

The outbreak of COVID-19 and government actions to contain COVID-19 have materially and adversely affected our restaurant traffic and our business, and will continue to materially and adversely affect us for an extended period. In response to the COVID-19 pandemic, in March 2020 government agencies declared a state of emergency in the U.S. and in foreign jurisdictions where we operate, and some government agencies restricted movement, required restaurant and bar closures, and advised people not to visit restaurants or bars. In some jurisdictions, people were instructed to stay at home to reduce the spread of COVID-19. In response to these conditions, we temporarily closed several restaurants and shifted operations at others to provide only take-out and delivery service. Although most of our restaurants have been allowed to open for outdoor dining or in-person dining they are subject to seating capacity restrictions to allow for social distancing.

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

In response to the challenging business environment, we obtained CARES Act Loans as described in Note 8 to our consolidated financial statements. At this time, we anticipate forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that we will obtain forgiveness of the CARES Act Loans in whole or in part.

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

Economic Conditions and Competition

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

Strategy and Operations

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

Our success depends in part on our ability to understand and satisfy the needs of our guests and licensees. Our key strategies are to:

●	Drive same store sales;
●	Improve operational efficiency at our restaurants;
●	Reduce corporate general and administrative expenses; and
●	Grow our portfolio primarily through licensing and management deals.

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

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2020, we operated six licensed STK restaurants. In 2021, one of our licensees permanently closed an STK restaurant in Dubai as a result of COVID-19 and the decision to consolidate operations into the remaining STK restaurant in Dubai.

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

Labor and Supplies

Changes to wage, immigration and labor laws could increase our costs substantially.

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2020, approximately 30% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 26% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results, because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

Litigation and Brand Risk

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

Other Risks

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

Our credit agreement requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events beyond our control, including the effects on our business of COVID-19 and related government actions and consumer behavior. If we were to default under our covenants and such default were not cured or waived, our indebtedness could become immediately due and payable. If we breach these covenants and fail to comply with the credit agreement, and the lenders accelerate the amounts outstanding, our business and results of operations would be adversely affected.

In addition, our ability to borrow under our revolving credit facility depends on several factors, including compliance with specified leverage incurrence ratios. If we are not able to borrow under our revolving credit facility to bridge losses we incur while our operations are affected by the COVID-19 pandemic, and if alternative financing is not available to us on acceptable terms or at all, our business and results of operations would be adversely affected.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2020, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

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

We are also subject to the anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve a payment of a premium over prevailing market prices for our securities.

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

Our STK locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
STK Atlanta	—	Atlanta, Georgia	Owned	12,000	12/31/2026
STK Chicago	—	Chicago, Illinois	Owned	9,300	9/30/2025
STK Denver	—	Denver, Colorado	Owned	7,000	6/30/2026
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed	7,000	1/31/2024
STK Downtown (3)	—	New York, New York	Owned (4)	24,000	4/30/2025
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed	10,000	12/4/2027
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed	13,330	12/31/2021
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed	10,000	1/28/2025
STK London	ME London	London, England	Managed	8,000	12/31/2022
STK Mexico City	—	Mexico City, Mexico	Licensed	5,000	8/31/2028
STK Miami Beach	—	Miami Beach, Florida	Owned	11,400	10/31/2027
STK Midtown	—	New York, New York	Owned	13,400	8/23/2031
STK Milan	ME Milan	Milan, Italy	Managed	7,200	5/11/2025
STK Nashville	—	Nashville, Tennessee	Owned	9,500	9/30/2029
STK Orlando (3)	—	Orlando, Florida	Owned	16,300	11/30/2030
STK San Diego (3)	Andaz Hotel	San Diego, California	Owned	8,400	4/30/2026
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed	5,600	10/15/2029
STK Scottsdale (5)	—	Scottsdale, Arizona	Managed	10,100	11/7/2029
STK Toronto	—	Toronto, Canada	Managed	9,800	7/30/2030
STK Westwood	W Hotel	Los Angeles, California	Owned	5,000	4/30/2025
(1)	Approximate
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement for the current term without taking into account renewal options.
(3)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location.
(4)	Ownership in location is 61.22%.
(5)	STK Scottsdale, a managed location, had a management agreement in place as of December 31, 2020. STK Scottsdale opened in January 2021.

Our Kona Grill locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
Kona Grill Alpharetta	—	Alpharetta, Georgia	Owned	7,100	10/31/2024
Kona Grill Baltimore	—	Baltimore, Maryland	Owned	7,000	3/31/2025
Kona Grill Boca Park	—	Las Vegas, Nevada	Owned	7,400	9/30/2023
Kona Grill Boise	—	Meridian, Idaho	Owned	7,200	10/31/2023
Kona Grill Carmel	—	Carmel, Indiana	Owned	7,500	1/31/2022
Kona Grill Cincinnati	—	Cincinnati, Ohio	Owned	8,500	1/31/2026
Kona Grill Dallas	—	Dallas, Texas	Owned	6,900	12/31/2023
Kona Grill Denver	—	Denver, Colorado	Owned	7,200	7/31/2025
Kona Grill Eden Prairie	—	Eden Prairie, Minnesota	Owned	7,000	1/31/2028
Kona Grill El Paso	—	El Paso, Texas	Owned	7,000	6/30/2024
Kona Grill Gilbert	—	Gilbert, Arizona	Owned	6,800	4/30/2022
Kona Grill Huntsville	—	Huntsville, Alabama	Owned	7,000	10/31/2026
Kona Grill Kansas City	—	Kansas City, Missouri	Owned	7,500	12/31/2027
Kona Grill Minnetonka	—	Minnetonka, Minnesota	Owned	7,200	4/30/2026
Kona Grill North Star	—	San Antonio, Texas	Owned	7,200	12/31/2026
Kona Grill Oak Brook	—	Oak Brook, Illinois	Owned	7,000	2/16/2022
Kona Grill Omaha	—	Omaha, Nebraska	Owned	7,800	12/31/2028
Kona Grill Plano	—	Plano, Texas	Owned	7,800	8/31/2025
Kona Grill San Antonio	—	San Antonio, Texas	Owned	7,200	9/30/2025
Kona Grill Sarasota	—	Sarasota, Florida	Owned	7,000	10/31/2024
Kona Grill Scottsdale	—	Scottsdale, Arizona	Owned	6,000	4/30/2024
Kona Grill Tampa	—	Tampa, Florida	Owned	7,500	12/31/2024
Kona Grill Troy	—	Troy, Michigan	Owned	7,000	3/31/2022
Kona Grill Woodbridge	—	Iselin, New Jersey	Owned	7,000	4/30/2029
(1)	Approximate.
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement for the current term without taking into account renewal options.

Our ONE Hospitality brands and F&B services locations are as follows:

			Type of	Square	Lease or Agreement
Venue	Hotel/Casino	Location	Interest	Feet (1)	Expiration (2)
ANGEL	Hotel Calimala	Florence, Italy	Managed	4,500	12/31/2024
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed	n/a	7/12/2022
F&B Services - ME London	ME London	London, England	Managed	n/a	12/31/2022
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed	n/a	5/11/2025
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned	n/a	4/30/2025
Heliot	Hippodrome Casino	London, England	Managed	4,900	7/12/2022
Hideout	W Hotel	Los Angeles, California	Owned (3)	6,200	4/30/2025
Marconi	ME London	London, England	Managed	1,900	12/31/2022
Radio Rooftop Bar	ME London	London, England	Managed	5,500	12/31/2022
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed	5,200	5/11/2025
(1)	Approximate.
(2)	Lease/agreement expiration date is based on terms specified in applicable agreement without taking into account renewal options.
(3)	Includes the hotel lounge bar square footage.

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

For information regarding litigation refer to Note 19. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". The following table sets forth the high and low sale prices for our common stock for each calendar quarter indicated:

	Common Stock
	2020		2019
	High	Low	High	Low
First Quarter	$4.68	$0.73	$3.36	$2.85
Second Quarter	2.48	1.00	4.00	2.86
Third Quarter	2.35	1.25	3.44	2.56
Fourth Quarter	$3.75	$1.97	$3.48	$2.40

Source: NASDAQ Capital Market

Holders

As of February 28, 2021, we estimate that there were 91 holders of record of our common stock.

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

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, and ME Hotels.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage or license 54 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 10 F&B venues in five hotels and casinos in the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. For those restaurants and venues that are managed or licensed, we generate management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)(2)	Kona Grill	ONE Hospitality(3)	Total
Domestic
Owned	10	24	2	36
Managed	2	—	—	2
Licensed	1	—	—	1
Total domestic	13	24	2	39
International
Owned	—	—	—	—
Managed	3	—	8	11
Licensed	4	—	—	4
Total international	7	—	8	15
Total venues	20	24	10	54
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes STK Scottsdale, a managed location, for which a management agreement was in place as of December 31, 2020. STK Scottsdale opened in January 2021.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Heliot, Hideout, Marconi and Radio.

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted our business, and public concerns about the spread of COVID-19 continue to be widespread. We experienced a significant reduction in guest traffic at our restaurants as a result of restrictions mandated by state and local governments and temporarily closed several restaurants and shifted our operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states have reimposed restrictions as COVID-19 cases increased during the fall of 2020. Currently, all our domestic restaurants are open for outdoor dining or in-person dining with seating capacity restrictions. Certain of our managed and licensed venues internationally are temporarily closed or on to-go/delivery only due to COVID-19. We have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees.

In response to these conditions, and out of concern for our customers and partners, we have implemented enhanced safety measures and sanitation procedures to allow for in-person dining at our restaurants. As we navigate through the pandemic, we have also implemented measures to reduce our costs including the deferral of capital projects and negotiations with suppliers and landlords regarding deferral or abatement of payments.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, we cannot reasonably predict when our restaurants will be able to return to normal dining room operations. We expect that our results of operations could be materially and negatively affected by COVID-19 in 2021. Our resumption of normal dining operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Executive Summary

Total revenue increased $21.3 million, or 17.6% to $141.9 million for the year ended December 31, 2020 compared to $120.7 million for the year ended December 31, 2019. The increase is primarily due to a full year of Kona Grill revenue in 2020 compared to a partial period in 2019 partially offset by the impact of the COVID-19 pandemic on our restaurants. Same-store sales decreased 27.9% for the year ended December 31, 2020 compared to the prior year as restaurants were temporarily closed or operated on a limited basis due to state and local seating capacity restrictions. Approximately $54.9 million of the increase in total revenue was attributable to the addition of the Kona Grill restaurants.

Operating income decreased $26.5 million to a loss of $13.7 million for the year ended December 31, 2020 from $12.8 million for the year ended December 31, 2019. The decrease in operating income was primarily driven by temporary closures or seating capacity restrictions due to the COVID-19 pandemic and COVID-19 related costs. We incurred $5.5 million of costs related to COVID-19 in the year ended December 31, 2020, composed primarily of costs for electrostatic cleaning of our venues, personal protective equipment, and sanitation supplies to prevent the spread of COVID-19; payments to employees for paid-time off during restaurant closures; rent and rent-related costs for closed and limited-operations restaurants from the day that the dining room closed; and inventory waste. In 2019, we recognized an $11.0 million bargain purchase gain related to the Kona Grill acquisition and a non-cash write down of $2.7 million related to an investment. Additionally, we incurred transaction costs of $1.1 million and $2.5 million in the years ended December 31, 2020 and 2019, respectively. The transaction costs included transaction and integration costs incurred with the Kona Grill acquisition and internal costs associated with capital raising activities, primarily associated with the Goldman Sachs credit agreement and a credit agreement with Bank of America, N.A.

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

In 2019, we opened an owned STK restaurant in Nashville, Tennessee and two licensed STK restaurants located in Doha, Qatar and San Juan, Puerto Rico. Additionally, as of December 31, 2020, we have a management agreement in-place to open a managed STK restaurant in Scottsdale, Arizona which opened in January 2021 and are under construction for an owned STK restaurant in Bellevue, Washington.

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

Acquisitions. On October 4, 2019, we acquired substantially all of the assets of Kona Grill, which is comprised of 24 domestic restaurants. We integrated Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

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

Our comparable restaurant base for STK SSS consisted of nine domestic restaurants for the year ended December 31, 2020. For Kona Grill SSS all 24 domestic restaurants are included in the comparable restaurant base. STK and Kona Grill SSS decreased 34.2% and 21.4%, respectively, for the year ended December 31, 2020 compared to the prior year.

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

In 2019, we opened an owned STK restaurant in Nashville, Tennessee, two licensed STK restaurants located in Doha, Qatar and San Juan, Puerto Rico, and a managed rooftop bar concept, ANGEL, in Florence, Italy. Additionally, as of December 31, 2020, we have a management agreement in-place to open a managed STK restaurant in Scottsdale, Arizona which opened in January 2021.

Average Check. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, our average check was $114 compared to $109 for the years ended December 31, 2020 and 2019, respectively. The average check was $32 for Kona Grill restaurants for the year ended December 31, 2020 compared to $26 for the period from October 4, 2019 to December 31, 2019.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $6.9 million and $11.1 million for the years ended December 31, 2020 and 2019, respectively. Our average comparable Kona Grill restaurant revenues was $3.3 million for the year ended December 31, 2020 and $1.0 million for the period from October 4, 2019 to December 31, 2019. In the year ended December 31, 2019, the average restaurant revenues for Kona Grill restaurants was $4.2 million.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, we implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth, operational efficiency and management accountability. As a result of these organizational changes, we identified our reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from our other brands and venue concepts, which include ANGEL, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, our major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

See Note 17 to our consolidated financial statements for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets, our major off-site events group, and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2020, beverage sales comprised 25% of food and beverage sales, and food sales comprised the remaining 75%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

●	Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.
●	Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable portions of rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.
●	Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies and laundry, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.
●	Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services and commissions paid to event staff for banquet sales.
●	Repairs and maintenance. Repairs and maintenance consists of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.
●	Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 18 months of a restaurant’s operations.

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

Other Items

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, non-recurring gains and losses, stock-based compensation, COVID-19 related expenses and results from discontinued operations. Not all of the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity.

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

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2020	2019
Revenues:
Owned restaurant net revenue	$136,618	$108,775
Management, license and incentive fee revenue	5,325	11,906
Total revenues	141,943	120,681
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	34,024	28,005
Owned restaurant operating expenses	87,042	67,883
Total owned operating expenses	121,066	95,888
General and administrative (including stock-based compensation of $1,773 and $1,306 for the years ended December 31, 2020 and 2019 respectively)	13,922	11,472
Depreciation and amortization	10,114	5,404
COVID-19 related expenses	5,492	—
Transaction costs	1,109	2,513
Lease termination expenses	3,315	573
Agreement restructuring expenses	452	—
Pre-opening expenses	178	565
Bargain purchase gain	—	(10,963)
Loss on impairment of investments	—	2,684
Other income, net	(11)	(246)
Total costs and expenses	155,637	107,890
Operating (loss) income	(13,694)	12,791
Other expenses, net:
Interest expense, net of interest income	5,329	1,954
Loss on early debt extinguishment	—	858
Total other expenses, net	5,329	2,812
(Loss) income before benefit for income taxes	(19,023)	9,979
Benefit for income taxes	(5,400)	(11,154)
Net (loss) income	(13,623)	21,133
Less: net (loss) income attributable to noncontrolling interest	(798)	302
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(12,825)	$20,831

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 31,
	2020	2019
Revenues:
Owned restaurant net revenue	96.2%	90.1%
Management, license and incentive fee revenue	3.8%	9.9%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.9%	25.7%
Owned restaurant operating expenses (1)	63.7%	62.5%
Total owned operating expenses (1)	88.6%	88.2%
General and administrative (including stock-based compensation of 1.2% and 1.1% for the years ended December 31, 2020 and 2019 respectively)	9.8%	9.5%
Depreciation and amortization	7.1%	4.5%
COVID-19 related expenses	3.9%	—%
Transaction costs	0.8%	2.1%
Lease termination expenses	2.3%	0.5%
Agreement restructuring expenses	0.3%	—%
Pre-opening expenses	0.1%	0.5%
Bargain purchase gain	—%	(9.1)%
Loss on impairment of investments	—%	2.2%
Other income, net	—%	(0.2)%
Total costs and expenses	109.6%	89.4%
Operating (loss) income	(9.6)%	10.6%
Other expenses, net:
Interest expense, net of interest income	3.8%	1.6%
Loss on early debt extinguishment	—%	0.7%
Total other expenses, net	3.8%	2.3%
(Loss) income before benefit for income taxes	(13.4)%	8.3%
Benefit for income taxes	(3.8)%	(9.2)%
Net (loss) income	(9.6)%	17.5%
Less: net (loss) income attributable to noncontrolling interest	(0.6)%	0.3%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(9.0)%	17.3%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(12,825)	$20,831
Net (loss) income attributable to noncontrolling interest	(798)	302
Net (loss) income	(13,623)	21,133
Interest expense, net of interest income	5,329	1,954
Benefit for income taxes	(5,400)	(11,154)
Depreciation and amortization	10,114	5,404
EBITDA	(3,580)	17,337
COVID-19 related expenses	5,492	—
Transaction and integration costs (1)	1,109	2,513
Stock-based compensation	1,773	1,306
Lease termination expense (2)	3,315	573
Agreement restructuring expense	452	—
Pre-opening expenses	178	565
Non-cash rent expense (3)	300	61
Bargain purchase gain	—	(10,963)
Loss on impairment of investments	—	2,684
Loss on debt extinguishment	—	858
Adjusted EBITDA	9,039	14,934
Adjusted EBITDA attributable to noncontrolling interest	(517)	646
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$9,556	$14,288

(1)	Primarily transaction costs incurred with the Kona Grill acquisition and subsequent integration activities and internal costs associated with capital raising activities, most recently the Bank of America Credit Agreement, the Goldman Sachs Credit Agreement, and costs associated with the preparation of the Form S-8.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of income and comprehensive income.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2020
Total revenues	$60,932	$78,591	$1,197	$1,223	$141,943
Operating income (loss)(1)	6,523	3,356	(517)	(23,056)	(13,694)
Capital asset additions	$2,734	$1,952	$206	$895	$5,787
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2019
Total revenues	$89,857	$23,741	$5,964	$1,119	$120,681
Operating income (loss)(2)	15,242	1,511	1,726	(5,688)	12,791
Capital asset additions	$3,330	$195	$40	$792	$4,357
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

(1)	Operating loss for the Corporate segment for the year ended December 31, 2020 includes $5.5 million in COVID-19 related expenses.
(2)	Operating loss for the Corporate segment for the year ended December 31, 2019 includes $11.0 million bargain purchase gain from the Kona Grill acquisition.

Results of Operations for the Years Ended December 31, 2020 and December 31, 2019

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $27.8 million, or 25.6%, to $136.6 million for the year ended December 31, 2020 from $108.8 million for the year ended December 31, 2019. Approximately $78.6 million of the total revenue was attributable to the Kona Grill restaurants in the year ended December 31, 2020 compared to $23.7 million in the fourth quarter of 2019. The increase was partially offset by temporary closures and limited in-person seating as a result of state and local mandates related to the COVID-19 pandemic. Same store sales decreased 27.9% in the year ended December 31, 2020.

Management, license and incentive fee revenue. Management and license fee revenues decreased $6.6 million, or 55.3%, to $5.3 million for the year ended December 31, 2020 from $11.9 million for the year ended December 31, 2019. Management and license fee revenues decreased primarily as a result of temporary closures and limited in-person seating at our managed and licensed locations due to COVID-19 prevention measures.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $6.0 million, or 21.5%, to $34.0 million for the year ended December 31, 2020 from $28.0 million for the year ended December 31, 2019. Approximately $12.7 million of the increase in owned restaurant cost of sales was attributable to a full year of operations for Kona Grill restaurants in the year ended December 31, 2020 compared to a partial period in 2019. The increase in owned restaurant cost of sales is partially offset by the temporary closures and limited operations of our restaurants beginning in March 2020 as a result of COVID-19. As a percentage of revenues, cost of sales decreased 80 basis points to 24.9% for the year ended December 31, 2020 from 25.7% for the year ended December 31, 2019.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $19.2 million, or 28.2%, to $87.0 million for the year ended December 31, 2020 from $67.9 million for the year ended December 31, 2019. Approximately $36.6 million of the increase in owned restaurant operating expense was attributable to a full year of operations for Kona Grill in the year ended December 31, 2020 compared to a partial period in 2019. Beginning in March 2020, we reduced operating costs due to the business impact of COVID-19. As restaurant sale volumes increase with the resumption of in-person dining, restaurant operating costs are expected to increase.

General and administrative. General and administrative costs increased $2.5 million, or 21.4% to $13.9 million for the year ended December 31, 2020 from $11.5 million for the year ended December 31, 2019. As percentage of revenues, general and administrative costs were 9.8% in 2020 compared to 9.5% in 2019. We expect to leverage our general and administrative costs with the acquisition of Kona Grill along with implementing measures to reduce our costs while our operations are affected by COVID-19.

Depreciation and amortization. Depreciation and amortization expense increased approximately $4.7 million to $10.1 million for the year ended December 31, 2020 from $5.4 million for the year ended December 31, 2019. The increase was primarily related to a full year of depreciation and amortization for the 24 Kona Grill restaurants acquired in the fourth quarter of 2019 and the opening of our owned STK restaurant in Nashville, Tennessee in March 2019.

Transaction and integration costs. In the year ended December 31, 2020 and 2019, we incurred transaction and integration costs of $1.1 million and $2.5 million, respectively, related to the Kona Grill acquisition and costs associated with capital raising activities.

Lease termination expenses. Lease termination expense was approximately $3.3 million and $0.6 million in the years ended December 31, 2020 and 2019, respectively. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases. In 2020, we accrued approximately $2.7 million for lease exit costs for restaurants never built and still under dispute with landlords.

Agreement restructuring. Agreement restructuring expense for the year ended December 31, 2020 was $0.5 million, related to the restructuring of agreements with our management and license partners.

COVID-19 related expenses. COVID-19 related expenses were $5.5 million during the year ended December 31, 2020 composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19 and payments to employees for paid time off during restaurant closures.

Pre-opening expenses. Pre-opening expenses for the year ended December 31, 2020 were $0.2 million, related to our upcoming STK Bellevue restaurant. Pre-opening expenses for the year ended December 31, 2019 were $0.6 million related to the development of our owned STK restaurant in Nashville, Tennessee which opened in March 2019.

Bargain purchase gain. On October 4, 2019, we acquired substantially all of the assets of Kona Grill for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. We acquired approximately $37.5 million of assets, including $7.7 million in current liabilities, which resulted in a bargain purchase gain of approximately $11.0 million.

Loss on impairment of investments. On December 31, 2019, we determined that, because of the short term remaining on the lease (November 2020) and current market conditions, we were unable to recover the carrying amount of the investments in Bagatelle Investors and Bagatelle NY. As a result, we recorded a non-cash write down of $2.7 million related to our investments for the year ended December 31, 2019. Upon expiration of the lease in November 2020, we exited our contract with Bagatelle. Refer to Note 9 of our consolidated financial statements for further information on our nonconsolidated investments

Interest expense, net of interest income. Interest expense, net of interest income was approximately $5.3 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Benefit for income taxes. The benefit for income taxes for the year ended December 31, 2020 was $5.4 million compared to a benefit for income taxes of $11.2 million for the year ended December 31, 2019. Our effective tax rate was 28.4% and (111.8)% for the years ended December 31, 2020 and 2019, respectively. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; and, (iii) taxes owed in state and local jurisdictions. The CARES Act includes provisions allowing for the carryback of net operating losses generated for specific periods and technical amendments regarding the expensing of qualified improvement property. The CARES Act also allows for the deferral of the employer-paid portion of social security taxes, which the Company has elected to defer.

Net (loss) income attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased by $1.1 million to ($0.8) million for the year ended December 31, 2020 compared to income of $0.3 million for the year ended December 31, 2019.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans.

As of December 31, 2020, we had cash and cash equivalents of approximately $24.4 million. We had $47.5 million in long-term debt, which consisted of our Credit Agreement and an equipment financing agreement, and $18.3 million in CARES Act Loans as of December 31, 2020. As of December 31, 2020, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 8.

In the year ended December 31, 2020, our capital expenditures were $5.8 million which were primarily used to fund capital expenditures at our existing restaurants and construction of STK Bellevue. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to primarily enter into management and license agreements for the operation of future STK restaurants where we are not required to contribute significant capital upfront.

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

In the event the Company needs to temporarily suspend all operations due to COVID-19 restrictions, the ongoing operating costs per month are expected to be as follows:

Minimum rent	$1,200
Insurance	200
Interest	400
Minimum general & administrative costs	500
Total	$2,300

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

On May 8, 2020 and August 10, 2020, we amended the Credit Agreement with GSB to:

●	Eliminate testing of the fixed charge coverage ratio for the balance of 2020 and 2021;
●	For the purpose of testing, replace maximum “Leverage Ratio” with maximum “Net Leverage Ratio”. The maximum Net Leverage Ratio is (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, and (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021;
●	Reduce the maximum consolidated capital expenditures to $7,000,000 for 2020 and $7,000,000 for 2021; and
●	Require minimum “Consolidated Liquidity” of not less than $4,000,000 for the balance of 2020 and 2021 (from $1,500,000 for 2021).

As of December 31, 2020, we were compliant with the covenants required by the Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements. Additionally, our consolidated adjusted EBITDA as defined by the Credit Agreement for determining covenant compliance includes pro forma adjustments for the annualization of the Kona Grill restaurant performance which includes results before the acquisition date.

See contractual obligations below and Note 8 and Note 19 to our consolidated financial statements for further information on our long-term debt and commitments and contingencies.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. As of December 31, 2020, the Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company applied for forgiveness of the CARES Act Loans in February 2021. The Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as debt on the consolidated balance sheet as of December 31, 2020.

Capital Expenditures and Lease Arrangements

To the extent we open new company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. For locations where we may be the successor restaurant tenant, and currently our preference, total cash investment will be significantly less and in the $1.0 million to $1.5 million range. Typical pre-opening costs will be in the $0.3 million to $0.5 million range. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations. As we continue to navigate the impact of the COVID-19 pandemic, the Company will evaluate the timing of opening new locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2020 and December 31, 2019 (in thousands):

	For the year ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$431	$8,360
Investing activities	(5,787)	(30,397)
Financing activities	17,424	33,121
Effect of exchange rate changes on cash	(27)	(332)
Net increase in cash and cash equivalents	$12,041	$10,752

Operating Activities. Net cash provided by operating activities was $0.4 million for the year ended December 31, 2020 compared to $8.4 million for the year ended December 31, 2019. The decrease was primarily attributable to the net loss for the year ended December, 31 2020 as a result of the temporary closure and limited seating capacity at our restaurants due to the COVID-19 pandemic; including $5.5 million in costs directly attributable to COVID-19, and $1.1 million in transaction and integration expenses related to the Kona Grill acquisition.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2020 was $5.8 million compared to $30.4 million for the year ended December 31, 2019. Approximately $26.0 million of the net cash used in investing activities in 2019 related to Kona Grill acquisition related payments, net of cash acquired. The remaining net cash used in investing activities in 2020 and in 2019 was primarily related to the construction of new restaurants and general capital expenditures of existing restaurants.

Financing Activities. Net cash provided by financing activities was $17.4 million for the year ended December 31, 2020 as compared to $33.1 million for the year ended December 31, 2019. In May of 2020, we received $18.3 million in proceeds from the CARES Act Loans. In 2019, we received proceeds from the Goldman Sachs credit agreement and Bank of America Credit Agreement of $50.0 million and $14.8 million, respectively and we made principal payments of approximately $28.5 million towards our long-term debt, which included $22.5 million of early debt extinguishment payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Long-term debt obligations	$47,508	$588	$960	$45,960	$—
Expected interest payments (1)	15,013	4,061	7,994	2,958	—
Standby letters of credit	337	90	179	68	—
Operating leases	177,723	13,276	26,760	24,820	112,867
Total	$240,581	$18,015	$35,893	$73,806	$112,867

(1)	Represents estimated future cash interest payments based on borrowings outstanding as of December 31, 2020 at the expected interest rate over the period outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a detailed description of recent accounting pronouncements.

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

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements.

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

As of December 31, 2019, we released approximately $10.3 million of the valuation allowance based on an assessment of the realizability of our deferred tax assets. As of December 31, 2020, the remaining valuation allowance of $0.3 million relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Our taxes are impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, enacted global intangible low-taxed income (“GILTI”) which does not allow us to defer the earnings of our U.K. and Italy subsidiaries.

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

For the years ended December 31, 2020 and 2019, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant assets were impaired.

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

Stock-Based Compensation

We used the Black-Scholes model to estimate the fair value of our option awards. The Black-Scholes model requires estimates of the expected term of the option, the risk-free interest rate, future volatility and dividend yield. The Company’s assumptions are as follows:

●	Expected Term. The expected term of options is based upon evaluations of historical and expected future exercise behavior with consideration of both the vesting period and contractual terms of the instruments.
●	Risk Free Interest Rate. The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.
●	Implied Volatility. Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.
●	Dividend Yield. The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation and as described below under “Management’s Assessment on Internal

Control Over Financial Reporting,” we have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020, based on the criteria set forth by COSO in Internal Control – Integrated Framework (2013).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

Dated: March 19, 2021

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 19, 2021
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 19, 2021
Tyler Loy	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 19, 2021
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 19, 2021
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 19, 2021
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 19, 2021
Eugene Bullis

/s/ MICHAEL SERRUYA	Director	March 19, 2021
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 26, 2020).
4.2	Specimen Unit Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.3	Specimen Common Stock Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.4	Specimen Warrant Certificate (Incorporated by reference to Amendment No. 2 to Form S-1 filed on July 22, 2011).
4.5	Warrant Agreement, dated October 24, 2011, by and between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.6	Common Stock Purchase Warrant dated as of October 24, 2016 (Incorporated by reference to Form 8-K filed on October 28, 2016).
4.7	Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3	Securities Purchase Agreement, dated November 15, 2017, among The ONE Group Hospitality, Inc. and certain investors (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.4†	Form of Stock Option Grant Notice. (Incorporated by reference to Form 8-K filed on October 16, 2013).
10.5†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Form 8-K filed on June 4, 2019).
10.6†	Employment Agreement between Emanuel Hilario and The ONE Group Hospitality, Inc. dated September 3, 2019 (Incorporated by reference to Form 8-K filed on September 3, 2019).
10.7†	Employment Letter Agreement with Tyler Loy Effective April 1, 2019 (Incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 26, 2020).
10.8	Credit and Guaranty Agreement dated October 4, 2019 with Goldman Sachs Bank USA (Incorporated by reference to Form 8-K/A filed on October 8, 2019).
10.9

Second Amendment to Credit and Guaranty Agreement dated August 10, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed on August 12, 2020).

10.10

First Amendment to Credit and Guaranty Agreement dated May 8, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed May 8, 2020).

10.11	Promissory Note effective May 4, 2020 between Kona Grill Acquisition, LLC and BBVA USA (Incorporated by reference to Form 8-K filed May 8, 2020).
10.12	Promissory Note effective May 4, 2020 between The ONE Group, LLC and BBVA USA (Incorporated by reference to Form 8-K filed May 8, 2020).
10.13†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Plante & Moran, PLLC
23.2*	Consent of Plante Moran, PC
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The ONE Group Hospitality, Inc. (the “Company”) as of December 31, 2020 the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year  ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Long-Lived Asset Impairment Indicators – Refer to Note 2 to the financial statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements, long-lived assets including property and equipment, right-of-use assets, and the Kona tradename are tested for impairment at the asset group level, whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable.

We identified the evaluation of long-lived asset impairment indicators as a critical audit matter because evaluating management’s assessment of potential impairment indicators, such as a significant decrease in the market value of an asset group, a material adverse change in how an asset group is utilized, or a current period operating or cash flow loss combined with a history of operating or cash flow losses, requires a high degree of auditor judgment to evaluate and assess whether such events and circumstances indicate that the carrying amount of the asset group may not be recoverable.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter:

●
We obtained an understanding of the Company’s process to evaluate long-lived assets for impairment and related controls.
●
We evaluated the Company’s assessment that there were no indicators of impairment. This assessment included consideration that current year losses were not indicative of future expected results and that future results were not expected to produce continuing losses.
●
We considered macroeconomic indicators such as current and projected easing of government lockdowns by key regions within the country and its effects on restaurant seating capacity and operating restrictions.

Assessment of Realizability of Deferred Tax Assets – Refer to Notes 1 and 11 of the financial statements

Critical Audit Matter Description

As discussed in the consolidated financial statements, the Company records a valuation allowance based on management’s assessment of the realizability of the Company’s deferred tax assets. For the year-ended December 31, 2020, the Company had deferred tax assets of $13.2 million, with no valuation allowance.

Auditing management’s assessment of recoverability of deferred tax assets in the U.S. and non-U.S. jurisdictions involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration. These judgments are significantly more difficult in light of COVID-19 and the subjectivity of government rules and regulations being applied to the restaurant industry.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter:

●
We obtained an understanding of the Company’s process and related controls to evaluate the deferred tax valuation allowance.
●
We evaluated the assumptions used by the Company and its external tax advisors in evaluating historic losses and management’s assumptions used to develop projections of future taxable income, and we tested the completeness and accuracy of the underlying data used in the projections.
●
We evaluated the COVID-19 impact on 2020 results.
●
We compared the projections of future taxable income with the actual results of prior periods (pre-COVID-19), including results from acquisitions, as well as management’s consideration of current actual results and industry and economic trends, COVID-19 vaccination trends, and current and expected government restrictions on individual restaurants and duration of such impacts.

●
With the assistance from our internal tax specialists, we reviewed changes in tax law to ensure they are being correctly applied to the tax provision and projections of future taxable income, including the changes embedded within COVID relief legislation.

Commitments and Contingencies – Refer to Notes 7 and 19 to the financial statements Critical Audit Matter Description

The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated.

We identified the evaluation of loss contingencies and the related disclosure as a critical audit matter because evaluating the likelihood of potential outcomes and the expected loss involves significant judgement by management. This required a high degree of auditor judgment to evaluate management’s probability assessment and estimated loss resulting from this litigation.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter:

●
We obtained an understanding of the Company’s process to evaluate loss contingencies.
●
We obtained and evaluated audit inquiry response letters from external legal counsel and discussed the progress and status of certain cases with the external general counsel.
●
We obtained management’s analysis of legal proceedings and other contingencies, reviewed supporting documentation including court filings, and held discussions with management.
●
Based on the audit evidence we obtained, we evaluated the reasonableness of management’s assessment regarding whether an unfavorable outcome was reasonably possible or probable and reasonably estimable, and we evaluated the reasonableness of all loss contingencies recorded.
●
We evaluated the sufficiency of the Company’s disclosures related to legal proceedings and other contingencies.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2018.

Boulder, Colorado

March 19, 2021

March 18, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The ONE Group Hospitality, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year ended December 31, 2019, and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran PC

We have served as the Company’s auditor since 2018.

Boulder, Colorado

March 26, 2020

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$24,385	$12,344
Accounts receivable	5,777	10,351
Inventory	2,490	3,058
Other current assets	1,348	1,047
Due from related parties, net	376	341
Total current assets	34,376	27,141

Property and equipment, net	67,344	70,483
Operating lease right-of-use assets	80,960	81,097
Deferred tax assets, net	13,226	7,751
Intangibles, net	16,313	17,183
Other assets	2,446	1,622
Security deposits	904	1,308
Total assets	$215,569	$206,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,404	$8,274
Accrued expenses	15,684	11,198
Deferred license revenue	207	332
Deferred gift card revenue and other	1,990	3,183
Current portion of operating lease liabilities	4,817	4,397
Current portion of CARES Act Loans	10,057	—
Current portion of long-term debt	588	749
Total current liabilities	40,747	28,133

Deferred license revenue, long-term	953	1,036
Operating lease liabilities, net of current portion	98,569	98,278
CARES Act Loans, net of current portion	8,257	—
Long-term debt, net of current portion	45,064	45,226
Total liabilities	193,590	172,673

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 29,083,183 and 28,603,829 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	46,538	44,853
Accumulated deficit	(20,716)	(7,891)
Accumulated other comprehensive loss	(2,646)	(2,651)
Total stockholders’ equity	23,179	34,314
Noncontrolling interests	(1,200)	(402)
Total equity	21,979	33,912
Total liabilities and equity	$215,569	$206,585

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2020	2019
Revenues:
Owned restaurant net revenue	$136,618	$108,775
Management, license and incentive fee revenue	5,325	11,906
Total revenues	141,943	120,681
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	34,024	28,005
Owned restaurant operating expenses	87,042	67,883
Total owned operating expenses	121,066	95,888
General and administrative (including stock-based compensation of $1,773 and $1,306 for the years ended December 31, 2020 and 2019, respectively)	13,922	11,472
Depreciation and amortization	10,114	5,404
COVID-19 related expenses	5,492	—
Transaction costs	1,109	2,513
Lease termination expenses	3,315	573
Agreement restructuring expenses	452	—
Pre-opening expenses	178	565
Bargain purchase gain	—	(10,963)
Loss on impairment of investments	—	2,684
Other income, net	(11)	(246)
Total costs and expenses	155,637	107,890
Operating (loss) income	(13,694)	12,791
Other expenses, net:
Interest expense, net of interest income	5,329	1,954
Loss on early debt extinguishment	—	858
Total other expenses, net	5,329	2,812
(Loss) income before benefit for income taxes	(19,023)	9,979
Benefit for income taxes	(5,400)	(11,154)
Net (loss) income	(13,623)	21,133
Less: net (loss) income attributable to noncontrolling interest	(798)	302
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(12,825)	$20,831
Currency translation gain (loss)	5	(341)
Comprehensive (loss) income attributable to The One Group Hospitality, Inc.	$(12,820)	$20,490

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) income per share	$(0.44)	$0.73
Diluted net (loss) income per share	$(0.44)	$0.70

Shares used in computing basic earnings per share	28,909,963	28,454,385
Shares used in computing diluted earnings per share	28,909,963	29,636,219

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2018	28,313,017	$3	$43,543	$(28,722)	$(2,310)	$12,514	$(452)	$12,062
Stock-based compensation	47,469	—	1,218	—	—	1,218	—	1,218
Exercise of stock options	42,000	—	92	—	—	92	—	92
Issuance of vested restricted shares, net of tax withholding	201,343	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(252)	(252)
Loss on foreign currency translation, net	—	—	—	—	(341)	(341)	—	(341)
Net income	—	—	—	20,831	—	20,831	302	21,133
Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	226,983	—	1,773	—	—	1,773	—	1,773
Exercise of stock options	18,000	—	38	—	—	38	—	38
Issuance of vested restricted shares, net of tax withholding	234,371	—	(126)	—	—	(126)	—	(126)
Gain on foreign currency translation, net	—	—	—	—	5	5	—	5
Net loss	—	—	—	(12,825)	—	(12,825)	(798)	(13,623)
Balance at December 31, 2020	29,083,183	$3	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019
Operating activities:
Net (loss) income	$(13,623)	$21,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,114	5,404
Stock-based compensation	1,773	1,306
Bargain purchase gain	—	(10,963)
Loss on early debt extinguishment	—	858
Amortization of discount on warrants and debt issuance costs	479	233
Deferred taxes	(5,475)	(11,757)
Loss on impairment of investments	—	2,684
Changes in operating assets and liabilities:
Accounts receivable	4,378	(2,385)
Inventory	568	(541)
Other current assets	(301)	1,042
Due from related parties, net	(35)	(296)
Security deposits	405	767
Other assets	(826)	(440)
Accounts payable	(939)	926
Accrued expenses	4,468	(438)
Operating lease liabilities and right-of-use assets	848	589
Deferred revenue	(1,403)	238
Net cash provided by operating activities	431	8,360

Investing activities:
Acquisition related payments, net of cash acquired	—	(26,040)
Purchase of property and equipment	(5,787)	(4,357)
Net cash used in investing activities	(5,787)	(30,397)
Financing activities:
Proceeds from CARES Act Loans	18,314	—
Borrowings of long-term debt	—	64,750
Repayments of long-term debt	(752)	(28,517)
Debt issuance costs	(50)	(2,864)
Exercise of stock options	38	92
Tax-withholding obligation on stock based compensation	(126)	(88)
Distributions to non-controlling interests	—	(252)
Net cash provided by financing activities	17,424	33,121
Effect of exchange rate changes on cash	(27)	(332)
Net increase in cash and cash equivalents	12,041	10,752
Cash and cash equivalents, beginning of year	12,344	1,592
Cash and cash equivalents, end of year	$24,385	$12,344
Supplemental disclosure of cash flow data:
Interest paid	$3,925	$1,743
Income taxes paid	286	467
Non-cash property and equipment additions	$303	$165

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of December 31, 2020, the Company owned, operated, managed or licensed 54 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 10 F&B venues in five hotels and casinos in the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. For those restaurants and venues that are managed or licensed, we generate management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates (“Kona Grill”), which was composed of 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus approximately $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company has integrated Kona Grill by leveraging its corporate infrastructure, hospitality business knowledge and unique Vibe Dining program, elevating the brand experience and driving improved performance. The results of operations of these restaurants are included in the Company’s consolidated financial statements from the date of acquisition.

COVID-19

The novel coronavirus (“COVID-19”) pandemic has significantly impacted the Company’s business, and public concerns about the spread of COVID-19 continue to be widespread. The Company experienced a significant reduction in guest traffic at its restaurants as a result of restrictions mandated by state and local governments and temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states have reimposed restrictions as COVID-19 cases increased during the fall of 2020. Currently, all domestic Company-owned restaurants are open for outdoor dining or in-person dining with seating capacity restrictions. Certain of the Company’s managed and licensed venues internationally are temporarily closed or on to-go/delivery only due to COVID-19. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees.

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

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. The Company expects that its results of operations could be materially and negatively affected by COVID-19 in 2021. The Company’s resumption of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

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

The Company evaluates its investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. Several factors are reviewed to determine whether a loss has occurred that is other than temporary, including the absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee. For the year ended December 31, 2019, the Company recorded a non-cash write down of $2.7 million related to its investments. Refer to Note 9 – Nonconsolidated Variable Interest Entities for additional information regarding the Company’s investments and related impairment.

Prior Period Reclassifications

Certain reclassifications of the 2019 amounts in the accrued expenses and segment reporting footnotes have been made to conform to the current year presentation.

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

Business Combination

On October 4, 2019, the Company acquired substantially all the assets of Kona Grill, which was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification Topic 805, Business Combinations. Acquired assets and assumed liabilities were assigned fair values based on widely accepted valuation techniques, in accordance with Accounting Standard Codification Topic 820, Fair Value Measurements. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2020 and 2019.

Accounts Receivable

The majority of the Company’s receivables arise primarily from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2020 and 2019.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. The Company has not reserved any inventory as of December 31, 2020 and 2019.

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

After the asset has been placed into service, depreciation is based on the estimated useful life of the asset using the straight-line method for financial statement purposes. Computers and equipment as well as furniture and fixtures are depreciated over their useful lives from three to ten years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the associated lease. Lease terms begin on the date the Company takes possession under the lease and include option periods where failure to exercise such options would result in an economic penalty.

Other Assets

Other assets include liquor license acquisition costs and costs to fulfill obligations under the Company’s management and license agreements. The gross carrying amount of the contract costs related to management and license agreements was $0.5 million and $0 as of December 31, 2020 and 2019, respectively. These costs are amortized on a straight-line basis over the term of the agreement.

Intangible Assets

Intangible assets consist of the “Kona Grill” trade name. The “Kona Grill” tradename is amortized using the straight-line method over its estimated useful life of 20 years. As of December 31, 2020 and 2019, the gross carrying amount of the tradename intangible was $17.4 million. The accumulated amortization of the tradename was $1.1 million and $0.2 million as of December 31, 2020 and 2019, respectively, and the amortization expense was $0.9 million and $0.2 million for the years ending December 31, 2020 and 2019, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

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

For the years ended December 31, 2020 and 2019, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

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

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. If the Company determines that a deferred tax asset or liability could be realized in a greater or lesser amount than recorded, the deferred tax asset or liability is adjusted and a corresponding adjustment is made to the provision for income taxes in the consolidated statements of operations and comprehensive income in the period during which the determination is made.

The Company reduces its deferred tax assets by a valuation allowance if it determines that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, the Company considers various qualitative and quantitative factors, such as:

●	the level of historical taxable income;
●	the projection of future taxable income over periods in which the deferred tax assets would be deductible;
●	events within the restaurant industry;
●	the health of the economy; and,
●	historical trending.

As of December 31, 2019, the Company released approximately $10.3 million of its valuation allowance based on an assessment of the realizability of its deferred tax assets. As of December 31, 2020, the remaining valuation allowance of $0.3 million relates to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and particular facts and circumstances.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the (benefit) provision for income taxes in the consolidated statements of operations and comprehensive income.

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

The Company has a loyalty program for Kona Grill to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2020 and 2019 the deferred revenue allocated to loyalty points that have not been redeemed is $0.1 million and less than $0.1 million, respectively, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income as a component of owned restaurant net revenue. For the years ended December 31, 2020 and 2019, the Company recognized $1.0 million and $0.2 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2020 and 2019 were $0.2 million and $0.6 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense amounted to $2.5 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. If it is determined that the contract contains an operating lease, a right-of-use asset and operating lease liability are recorded on the consolidated balance sheets. A right-of-use asset represents the Company’s right to use the underlying asset and the lease liability represents the Company’s contractually obligated payments. Both the right-of-use asset and the lease liability are recognized as of the commencement date of the lease and are based upon the present value of lease payments due over the course of the lease. The right-of-use asset is reduced by any lease incentives received and is adjusted for any prepayments. For leases that do not have a rate implicit in the lease, the Company’s incremental borrowing rate at the date of commencement is used to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.

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

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. Additionally, the Company has elected not to separate the accounting for lease components and non-lease components, for all leased assets. Given the importance of each of its restaurant locations to its operations, the Company has historically concluded that it was reasonably assured of exercising two renewal periods included in its leases as failure to exercise such options would result in an economic penalty.

The Company enters into contracts to lease office space, restaurant space and equipment with terms that expire at various dates through 2041, which includes exercise of options to extend the lease. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

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

Stock-Based Compensation

The Company maintains an equity incentive compensation plan under which it may grant options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services to the Company. Restricted stock and restricted stock units (“RSUs”) are valued using the closing stock price on the date of grant. The fair value of an option award or warrant is determined using the Black-Scholes option pricing model. The Black-Scholes model requires estimates of the expected term of the option, the risk-free interest rate, future volatility and dividend yield. The Company’s assumptions are as follows:

●	Expected Term – The expected term of options is based upon evaluations of historical and expected future exercise behavior with consideration of both the vesting period and contractual terms of the instruments.
●	Risk Free Interest Rate – The risk-free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date.

●	Implied Volatility – Implied volatility is based upon an average of the volatilities of an industry peer group who are publicly traded.
●	Dividend Yield – The Company has historically not paid dividends and does not plan to do so in the foreseeable future.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. As a result, the sum of per share amount may not equal the total. Refer to Note 14 for the calculations of basic and diluted earnings per share.

Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate its strategy for growth, operational efficiency and management accountability. As a result of these organizational changes, the Company has identified the following four reportable operating segments: STK, Kona Grill, ONE Hospitality and Corporate. Refer to Note 17 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2020 and 2019. Prior year amounts have been revised to conform to the current year segment presentation.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or (losses) are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to approximately $5,000 and ($0.3) million during the years ended December 31, 2020 and 2019, respectively.

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

In August 2018, the FASB issued ASU No. 2018‑15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018‑15”). ASU 2018‑15 aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018‑15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, and we do not expect the adoption of ASU 2016-13 to be material.

Note 3 – Business Combination

On October 4, 2019, the Company acquired substantially all of the assets of Kona Grill Inc. and its affiliates comprising 24 domestic restaurants. The Company purchased the assets for a contractual price of $25.0 million plus $1.5 million of consideration paid primarily for the apportionment of rent and utilities. The Company also assumed approximately $7.7 million in current liabilities. The Company believes that Kona Grill is complementary and enables the Company to capture market share in the Vibe Dining segment.

Kona Grill Inc. and its affiliates were purchased pursuant to a Chapter 11 bankruptcy. As a result, the Company recognized a bargain purchase gain of approximately $11.0 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019, which represents the excess of the aggregate fair value of net assets acquired and liabilities assumed over the purchase price.

The purchase accounting represents estimates and assumptions that were subject to change during the measurement period (up to one year from the acquisition date). The following table summarizes the fair value of identified assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

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

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the year ended December 31, 2019 have been prepared as though the acquisition occurred as of January 1, 2019. The pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future. Amounts are in thousands, except earnings per share related data.

For the year ended
December 31, 2019
Total revenues	$196,906
Net income attributable to The ONE Group Hospitality, Inc.	$10,789
Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.38
Diluted net income per share	$0.36

Note 4 – Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Beverages	$1,439	$1,832
Food	1,051	1,226
Total	$2,490	$3,058

Note 5 – Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid expenses	$1,174	$624
Prepaid taxes	174	353
Other	—	70
Total	$1,348	$1,047

Note 6 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Furniture, fixtures and equipment	$22,328	$20,512
Leasehold improvements	71,654	69,925
Less: accumulated depreciation and amortization	(30,948)	(21,997)
Subtotal	63,034	68,440
Construction in progress	2,294	97
Restaurant smallwares	2,016	1,946
Total	$67,344	$70,483

Depreciation and amortization related to property and equipment amounted to $9.2 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

For the years ended December 31, 2020 and 2019, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

Note 7 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Payroll and related(1)	$4,860	$4,519
Accrued lease exit costs(2)	4,144	1,411
Variable rent	1,883	545
VAT and sales taxes	1,119	1,488
Legal, professional and other services	462	1,103
Interest	474	2
Income taxes and related	—	547
Insurance	330	100
Other	2,412	1,483
Total	$15,684	$11,198

(1)	Payroll and related includes $2.6 million in employer payroll taxes for which payment has been deferred under the CARES Act.
(2)	Amount relates to lease exit costs for restaurants never built and still under dispute with landlords.

Note 8 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Term loan agreements	$47,400	$47,880
Revolving credit facility	—	—
Equipment financing agreements	108	380
Total long-term debt	47,508	48,260
Less: current portion of long-term debt	(588)	(749)
Less: debt issuance costs	(1,856)	(2,285)
Total long-term debt, net of current portion	$45,064	$45,226

Future minimum loan payments:
2021	$588
2022	480
2023	480
2024	45,960
Total	$47,508

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $4.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had $1.3 million and $1.2 million, respectively, in standby letters of credit outstanding for certain restaurants. As of December 31, 2019 the Company had $0.4 million of cash collateralized letters of credit, which are recorded as a component of security deposits on the consolidated balance sheet.

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

ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, and (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021;
●	Reduce the maximum consolidated capital expenditures to $7,000,000 for 2020 and $7,000,000 for 2021; and
●	Require minimum “Consolidated Liquidity” of not less than $4,000,000 for the balance of 2020 and 2021 (from $1,500,000 for 2021).

A summary of the financial covenants under the Credit Agreement, as amended, is as follows:

●	The minimum consolidated fixed charge coverage ratio is (i) eliminated for the balance of 2020 and 2021; and (ii) 1.50 to 1.00 as of any fiscal quarter thereafter;
●	A maximum consolidated Net Leverage Ratio of (i) 2.85 to 1.00 as of the fiscal quarter ending September 30, 2020, (ii) 3.60 to 1.00 as of the fiscal quarter ending December 31, 2020, (iii) 3.10 to 1.00 as of the fiscal quarter ending March 31, 2021, (iv) 2.10 to 1.00 as of the fiscal quarters ending June 30, 2021 and September 30, 2021, (v) 1.90 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vii) maximum consolidated Leverage Ratio of 1.50 to 1.00 as of the end of any fiscal quarter thereafter. For purposes of calculating this ratio for the first four quarters, the agreement provides for a pro forma adjustment to reflect one full year of Kona Grill operations. In addition, the consolidated net leverage ratio reduces the Company’s debt by its cash and cash equivalents. The consolidated leverage ratio has no such reductions;
●	Maximum consolidated capital expenditures not to exceed (i) $7,000,000 in each of 2020 and 2021, and (ii) $8,000,000 in every fiscal year thereafter; and,
●	Minimum consolidated liquidity of not less than (i) $4,000,000 for the remainder of 2020 and 2021, and (ii) $1,500,000 at any time thereafter.

The Company’s ability to borrow under its revolving credit facility is dependent on several factors. The Company’s total borrowings cannot exceed a gross leverage incurrence multiple of (i) 2.25 to 1.00 as of the fiscal quarters ending September 30, 2020 and December 31, 2020, (ii) 2.00 to 1.00 as of the fiscal quarter ending March 31, 2021, (iii) 1.75 to 1.00 as of the fiscal quarter ending June 30, 2021, (iv) 1.70 to 1.00 as of the fiscal quarter ending September 30, 2021, (v) 1.65 to 1.00 as of the fiscal quarter ending December 31, 2021, and (vi) 1.50 to 1.00 as of the end of any fiscal quarter thereafter. In addition, after giving effect to any new borrowings under the revolving credit facility, the Company’s cash and cash equivalents cannot exceed $4,000,000.

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor; or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00%, or (iv) 4.75%. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans). The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of December 31, 2020 and December 31, 2019 was 8.50% and 8.55%, respectively.

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

The Company has incurred approximately $2.5 million of debt issuance costs related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the consolidated balance sheets. As of December 31, 2020, the Company was in compliance with the covenants required by the Credit Agreement.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. As of December 31, 2020, the Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company applied for forgiveness of the CARES Act Loans in February 2021. The Company anticipates forgiveness of the entire amount of the CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as debt on the consolidated balance sheet as of December 31, 2020. Principal and interest payments are expected to be repaid beginning in August 2021, ten months after the end of the covered period which was from April 2020 to October 2020.

Debt Extinguishment

On May 15, 2019, the Company entered into the Bank of America Credit Agreement, which was replaced with the Credit Agreement described above on October 4, 2019. The Bank of America Credit Agreement provided for a secured revolving credit facility of $10.0 million and a $10.0 million term loan. The term loan was payable in quarterly installments, with the final payment due in May 2024. The revolving credit facility also matured in May 2024. In conjunction with entering into the Bank of America Credit Agreement, the Company incurred $0.4 million of debt issuance costs. On October 4, 2019, the unamortized debt issuance costs of $0.4 million was recognized as a loss on early debt extinguishment on the consolidated statements of operations and comprehensive (loss) income.

In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the outstanding debt balances to early extinguish the $2.6 million of outstanding term loans with BankUnited, the $5.3 million of outstanding promissory notes with Anson Investments Master Fund LP, and the $1.0 million outstanding promissory note with 2235570 Ontario Limited. The Company recognized a $0.4 million loss on early debt extinguishment on the consolidated statements of operations and comprehensive (loss) income, primarily caused by the recognition of the unamortized discounts related to warrants issued with the promissory notes and the recognition of unamortized debt issuance costs related to the debt extinguished. Additionally, the Company prepaid the $1.2 million of outstanding cash advances due to the TOG Liquidation Trust, a related party. Please refer to Note 10 for additional details on transactions with related parties.

Note 9 – Nonconsolidated Variable Interest Entities

As of December 31, 2020 and 2019, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. Both entities were formed in 2011. In the second quarter of 2019, Bagatelle NY notified the Company that it had no intent to renew its sublease with the Company for the restaurant space. As a result, the Company determined that it no longer had the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. On June 30, 2019, the Company recorded its retained interests in Bagatelle Investors and Bagatelle NY as investments, with the initial basis being the previous carrying amounts of the investments. Prior to June 30, 2019, the Company had accounted for its investments in these entities under the equity method of accounting based on management’s assessment that it was not the primary beneficiary of these entities because it did not have the power to direct their day to day activities.

On December 31, 2019, the Company determined that, because of the short term remaining on the lease (November 2020) and current market conditions, it was unable to recover the carrying amount of the investments in Bagatelle Investors and Bagatelle NY. As a result, the Company recorded a non-cash write down of $2.7 million related to its investments for the year ended December 31, 2019. As of December 31, 2020 and 2019, the Company did not have a carrying value of the investment in Bagatelle Investors or Bagatelle NY. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

There was no equity in income of investee companies for the year ended December 31, 2020 and 2019.

Additionally, the Company had a management agreement with Bagatelle NY. Under this agreement, the Company recorded management fee revenue of less than $0.1 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The Company also received rental income from Bagatelle NY for restaurant space that it subleased to Bagatelle NY. Rental income of $0.5 million and $0.5 million was recorded from this entity for the year ended December 31, 2020 and 2019, respectively.

Net receivables from the Bagatelle Entities included in due from related parties, net were approximately $0.4 million and $0.3 million as of December 31, 2020 and 2019. These receivables represent the Company’s maximum exposure to loss. The Company has provided no additional types of support to these entities other than what is contractually required.

Note 10 – Related Party Transactions

Net amounts due from related parties were $0.4 million and $0.3 million as of December 31, 2020 and 2019, respectively. The Company has not reserved any related party receivables as of December 31, 2020 and 2019.

During the fourth quarter of 2016, the Company received approximately $1.2 million in cash advances from the TOG Liquidation Trust. The TOG Liquidation Trust is a trust that was set up in connection with a 2013 merger transaction to hold previously issued and outstanding warrants held by members of the predecessor company. Amounts due to the trust were non-interest bearing and were repayable in 2021 when the trust expires. In conjunction with entering into the Bank of America Credit Agreement on May 15, 2019, the Company prepaid the $1.2 million balance due to the TOG Liquidation Trust. As a result of the prepayment, there was no amount outstanding to the TOG Liquidation Trust as of December 31, 2020 and 2019.

Refer to Note 9 for details on other transactions with other related parties and refer to Note 8 for details related to the Bank of America Credit Agreement.

Note 11 – Income Taxes

The components of income before benefit for income taxes were as follows (in thousands):

	For the years ended December 31,
	2020	2019
Domestic	$(19,129)	$7,780
Foreign	106	2,199
Total	$(19,023)	$9,979

The components of the Company’s (benefit) provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2020	2019
Current:
Federal	$—	$—
State and local	39	109
Foreign	36	546
Total current	75	655
Deferred:
Federal	(4,593)	(9,242)
State and local	(887)	(2,600)
Foreign	5	33
Total deferred	(5,475)	(11,809)
Total benefit for income taxes	$(5,400)	$(11,154)

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2020	2019
Income tax benefit at federal statutory rate	21.0%	21.0%
State and local taxes	4.4%	0.6%
FICA tip credit	5.3%	(10.5)%
Foreign rate differential	—	(0.8)%
Change in valuation allowance	0.9%	(103.0)%
Global intangible low-taxed income (“GILTI”)	—	3.9%
Bargain purchase gain	—	(23.1)%
Other items, net	(3.2)%	0.1%
Effective income tax rate	28.4%	(111.8)%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2020	2019
Deferred tax assets:
Deferred rent liabilities	$2,647	$2,502
Lease incentives	2,227	2,088
Stock compensation	439	401
FICA tip credit carryforward	6,860	5,575
Net operating loss	6,167	3,496
Goodwill	1,283	1,427
Inventory	23	6
Charitable contributions carryforward	2	—
Foreign tax credit carryforward	336	510
Deferred revenue	321	373
State and local tax credit carryforward	299	420
Expenses not deductible until paid	985	306
Basis in LLC interest	175	173
IRC 163(j) disallowed interest carryforward	835	—
Kona related acquisition costs	201	—
Deferred payroll taxes	703	—
Total deferred tax assets	23,503	17,277
Deferred tax liabilities:
Depreciation and amortization	(9,812)	(8,835)
ASC 740‑10 liability	(129)	(181)
Total deferred tax liabilities	(9,941)	(9,016)
Valuation allowance	(336)	(510)
Net deferred tax assets	$13,226	$7,751

As of December 31, 2020, the Company has federal net operating loss (“NOL”) carryforwards of $23.7 million. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. Federal NOLs of $16.0 million expire at various dates from 2035 to 2037, while the remaining $7.7 million have no expiration date. The state NOLs expire at various dates from 2035 to 2039. In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings.

As of December 31, 2019, the Company released approximately $10.3 million of the valuation allowance based on an assessment of the realizability of its deferred tax assets, resulting in a benefit for income taxes for the year ended December 31, 2019. The remaining valuation allowance of $0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively, relates to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2020	2019
Balance, beginning of year	$814	$807
Increase related to current year positions	209	209
Decrease related to prior period positions	(209)	(202)
Balance, end of year	$814	$814

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2017 through 2019. The IRS conducted an examination into tax year 2015 and did not propose any changes. The Company’s state and local tax filings remain subject to examination for tax years 2017 through 2019. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

The Company’s foreign income tax returns prior to fiscal year 2017 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 12 – Revenue recognition

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	December 31,	December 31,
	2020	2019
Receivables (1)	$125	$250
Deferred license revenue (2)	1,160	1,368
Deferred gift card and gift certificate revenue (3)	1,945	3,210
Konavore rewards program (4)	$102	$84

(1)	Receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Revenue recognized from deferred license revenue	$206	$483
Revenue recognized from deferred gift card revenue	1,904	2,145
Deferred gift card revenue acquired in Kona Grill acquisition	$—	$2,277

As of December 31, 2020, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2020 were as follows for each year ending (in thousands):

2021	$207
2022	180
2023	169
2024	134
2025	133
Thereafter	337
Total future estimated deferred license revenue	$1,160

Note 13 – Leases

The Company subleases portions of its office and restaurant space where it does not use the entire space for its operations. For the year ended December 31, 2020 and 2019, sublease income was $0.5 million and $0.7 million, respectively, of which $0.5 million was from related party, Bagatelle NY. Refer to Note 9 and Note 10 for details on transactions with this related party.

The components of lease expense for the period were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Lease cost
Operating lease cost	$11,613	$8,494
Variable lease cost	2,001	3,185
Short-term lease cost	479	446
Sublease income	(493)	(696)
Total lease cost	$13,600	$11,429

Weighted average remaining lease term – operating leases	12 years	13 years
Weighted average discount rate – operating leases	8.09%	8.48%

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

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,491	$8,368
Right-of-use assets obtained in exchange for operating lease obligations	$4,968	$43,474

As of December 31, 2020, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2021	$13,276
2022	13,229
2023	13,531
2024	12,927
2025	11,893
Thereafter	112,867
Total lease payments	177,723
Less: imputed interest	(74,337)
Present value of operating lease liabilities	$103,386

Note 14 – Earnings per share

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

For the years ended December 31, 2020 and 2019, the earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2020	2019
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(12,825)	$20,831

Basic weighted average shares outstanding	28,909,963	28,454,385
Dilutive effect of stock options, warrants and restricted share units	—	1,181,834
Diluted weighted average shares outstanding	28,909,963	29,636,219

Net (loss) income available to common stockholders per share - Basic	$(0.44)	$0.73
Net (loss) income available to common stockholders per share - Diluted	$(0.44)	$0.70

For the years ended December 31, 2020 and 2019, stock options, warrants and restricted share units totaling 1.4 million and 1.0 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 15 – Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2020 and 2019, there are 29.1 million and 28.6 million shares of common stock outstanding, respectively.

The Company has the following warrants to purchase shares of common stock outstanding as of December 31, 2020 and 2019:

					Shares available for purchase as of
			Warrants	Exercise	December 31,	December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2020	2019
June 27, 2016	2235570 Ontario Limited	June 27, 2026	100,000	$2.61	100,000	100,000
August 11, 2016	Anson Investments Master Fund LP	August 11, 2026	300,000	2.61	300,000	300,000
October 24, 2016	Anson Investments Master Fund LP	October 24, 2026	340,000	2.39	340,000	340,000
November 15, 2017	2017 Securities Purchase Agreement investors	May 15, 2023	875,000	$1.63	125,000	125,000

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the years ended December 31, 2020 or 2019.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2020 and 2019, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 16 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2020 and 2019.

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

Effective June 4, 2019, the Company’s stockholders approved amendments to the 2013 Equity Plan (the “2019 Equity Plan”). Among other things, the amendments increased the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 2,300,000 shares to a new maximum aggregate limit of 7,073,922 shares. As of December 31, 2020, the Company had 1,216,192 remaining shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost for the years ended December 31, 2020 and 2019 was $1.8 million and $1.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of income and comprehensive income. Included in stock-based compensation cost was $0.3 million and $0.2 million of unrestricted stock granted to directors for years ended December 31, 2020 and 2019, respectively. Such grants were awarded consistent with the Board’s compensation practices.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2020 and 2019 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2018	2,001,008	$3.29
Granted	68,000	2.99
Exercised	(42,000)	2.13
Cancelled, expired or forfeited	(220,500)	2.70
Outstanding at December 31, 2019	1,806,508	$3.37	5.87 years	$1,428
Exercisable at December 31, 2019	1,270,508	$3.93	5.10 years	$667
Granted	—	—
Exercised	(18,000)	2.13
Cancelled, expired or forfeited	(81,500)	3.75
Outstanding at December 31, 2020	1,707,008	$3.37	4.98 years	$1,454
Exercisable at December 31, 2020	1,443,675	$3.57	4.68 years	$1,112

The fair value of options granted in the year ended December 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions by grant year:

Expected life, in years	8.5 years
Risk-free interest rate	2.62%
Volatility	42.0%
Dividend yield	—%

The weighted average fair value of stock options issued was $1.55 for the year ended December 31, 2019. There were no stock options granted in the year ended December 31, 2020.

A summary of the status of the Company’s non-vested stock options as of December 31, 2020 and 2019 and changes during the years then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2018	926,500	$0.91
Granted	68,000	2.99
Vested	(281,500)	1.12
Cancelled, expired or forfeited	(177,000)	0.95
Non-vested stock options at December 31, 2019	536,000	$0.87
Granted	—	—
Vested	(272,667)	0.75
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2020	263,333	$0.99

The fair value of options that vested in the years ended December 31, 2020 and 2019 were $0.2 million and $0.3 million, respectively. As of December 31, 2020, there are 579,402 milestone-based options outstanding, and there is approximately $0.7 million of unrecognized compensation cost related to these milestone-based options. These options vest based on the achievement of Company and individual objectives as set by the Board.

As of December 31, 2020, there is approximately $0.2 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 1.8 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the years ended December 31, 2020 and 2019 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2018	764,201	$2.54
Granted	584,593	3.04
Vested	(227,889)	2.64
Cancelled, expired or forfeited	(165,894)	2.73
Non-vested RSUs at December 31, 2019	955,011	$2.69
Granted	1,316,174	1.21
Vested	(305,027)	2.77
Cancelled, expired or forfeited	(94,566)	2.12
Non-vested RSUs at December 31, 2020	1,871,592	$1.68

As of December 31, 2020, 150,000 restricted shares subject to performance-based vesting were still outstanding, and there is approximately $0.4 million of unrecognized compensation cost related to these milestone-based options. As of December 31, 2020, the Company had approximately $1.7 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 1.8 years.

Note 17 – Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. As a result of these organizational changes, the Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Heliot, Hideout, Marconi, and Radio. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the years ended December 31, 2020 and 2019 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2020
Total revenues	$60,932	$78,591	$1,197	$1,223	$141,943
Operating income (loss)(1)	6,523	3,356	(517)	(23,056)	(13,694)
Capital asset additions	$2,734	$1,952	$206	$895	$5,787
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2019
Total revenues	$89,857	$23,741	$5,964	$1,119	$120,681
Operating income (loss)(2)	15,242	1,511	1,726	(5,688)	12,791
Capital asset additions	$3,330	$195	$40	$792	$4,357
As of December 31, 2019
Total assets	$82,691	$93,829	$8,252	$21,813	$206,585

(1)	Operating loss for the Corporate segment for the year ended December 31, 2020 includes $5.5 million in COVID-19 related expenses.
(2)	Operating loss for the Corporate segment for the year ended December 31, 2019 includes $11.0 million bargain purchase gain from the Kona Grill acquisition.

Note 18 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2020 and 2019 is provided below (in thousands).

	For the year ended December 31,
	2020	2019
Domestic revenues	$140,537	$115,449
International revenues	1,406	5,232
Total revenues	$141,943	$120,681

	December 31,	December 31,
	2020	2019
Domestic long-lived assets	$180,935	$179,143
International long-lived assets	258	301
Total long-lived assets	$181,193	$179,444

Note 19 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. In the opinion of management, the ultimate outcome of such matters and judgments, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.