Form 10-Q
period 2021-03-31
ONE Group Hospitality, Inc.
filed 2021-05-11
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
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

Number of shares of common stock outstanding as of April 30, 2021: 30,164,987

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,435	$24,385
Accounts receivable	4,628	5,777
Inventory	2,490	2,490
Other current assets	2,157	1,348
Due from related parties	376	376
Total current assets	38,086	34,376

Property and equipment, net	67,924	67,344
Operating lease right-of-use assets	79,830	80,960
Deferred tax assets, net	12,877	13,226
Intangibles, net	16,110	16,313
Other assets	2,595	2,446
Security deposits	901	904
Total assets	$218,323	$215,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,997	$7,404
Accrued expenses	18,586	15,684
Deferred license revenue	208	207
Deferred gift card revenue and other	1,682	1,990
Current portion of operating lease liabilities	4,971	4,817
Current portion of CARES Act Loans	16,247	10,057
Current portion of long-term debt	548	588
Total current liabilities	50,239	40,747

Deferred license revenue, long-term	900	953
Operating lease liabilities, net of current portion	97,373	98,569
CARES Act Loans, net of current portion	2,067	8,257
Long-term debt, net of current portion	45,050	45,064
Total liabilities	195,629	193,590

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 29,627,482 and 29,083,183 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	47,522	46,538
Accumulated deficit	(20,646)	(20,716)
Accumulated other comprehensive loss	(2,664)	(2,646)
Total stockholders’ equity	24,215	23,179
Noncontrolling interests	(1,521)	(1,200)
Total equity	22,694	21,979
Total liabilities and equity	$218,323	$215,569

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except loss per share and related share information)

	For the three months ended March 31,
	2021	2020
Revenues:
Owned restaurant net revenue	$49,168	$38,557
Management, license and incentive fee revenue	1,314	2,162
Total revenues	50,482	40,719
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	12,001	10,113
Owned restaurant operating expenses	27,906	26,499
Total owned operating expenses	39,907	36,612
General and administrative (including stock-based compensation of $1,022, and $338 for the three months ended March 31, 2021 and 2020 respectively)	5,174	3,397
Depreciation and amortization	2,699	2,440
COVID-19 related expenses	1,557	1,348
Transaction costs	—	1,095
Lease termination expenses	187	179
Pre-opening expenses	101	—
Other income, net	—	(1)
Total costs and expenses	49,625	45,070
Operating income (loss)	857	(4,351)
Other expenses, net:
Interest expense, net of interest income	1,246	1,175
Total other expenses, net	1,246	1,175
Loss before benefit for income taxes	(389)	(5,526)
Benefit for income taxes	(329)	(653)
Net loss	(60)	(4,873)
Less: net loss attributable to noncontrolling interest	(130)	(274)
Net income (loss) attributable to The One Group Hospitality, Inc.	$70	$(4,599)
Currency translation loss	(18)	(44)
Comprehensive income (loss) attributable to The ONE Group Hospitality, Inc.	$52	$(4,643)

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) per share	$—	$(0.16)
Diluted net income (loss) per share	$—	$(0.16)

Shares used in computing basic income (loss) per share	29,168,576	28,636,325
Shares used in computing diluted income (loss) per share	32,031,479	28,636,325

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2020	29,083,183	$3	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	1,022	—	—	1,022	—	1,022
Exercise of warrants	450,971	—	—	—	—	—	—	—
Issuance of common shares, net of tax withholding	67,685	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694

Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	69,327	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	38	—	—	38	—	38
Issuance of common shares, net of tax withholding	116,644	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(60)	$(4,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,699	2,440
Stock-based compensation	1,022	338
Amortization of debt issuance costs	141	108
Deferred taxes	349	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,148	5,092
Inventory	—	568
Other current assets	(809)	(958)
Due from related parties	—	(35)
Security deposits	3	(32)
Other assets	(164)	(807)
Accounts payable	392	(859)
Accrued expenses	2,537	(3,560)
Operating lease liabilities and right-of-use assets	88	140
Deferred gift card and license revenue	(360)	(540)
Net cash provided by (used in) operating activities	6,986	(3,103)

Investing activities:
Purchase of property and equipment	(2,615)	(791)
Net cash used in investing activities	(2,615)	(791)

Financing activities:
Repayments of long-term debt	(40)	(216)
Debt issuance costs	(35)	(48)
Exercise of stock options	—	38
Tax-withholding obligation on stock based compensation	(154)	—
Purchase of non-controlling interests	(75)	—
Net cash used in financing activities	(304)	(226)
Effect of exchange rate changes on cash	(17)	(64)
Net increase (decrease) in cash and cash equivalents	4,050	(4,184)
Cash and cash equivalents, beginning of period	24,385	12,344
Cash and cash equivalents, end of period	$28,435	$8,160
Supplemental disclosure of cash flow data:
Interest paid	$1,022	$704
Income taxes paid	—	85

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

As of March 31, 2021 the Company owned, operated, managed or licensed 54 venues, including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 10 F&B venues in five hotels and casinos in the United States and Europe. In January 2021, a managed STK restaurant in Scottsdale, Arizona was opened. For those restaurants that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

The COVID-19 pandemic has significantly impacted the Company’s business due to state and local government mandates, including suspension of in-person dining, reduced seating capacity and social distancing. Beginning in mid-March 2020, the Company experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions once again. Currently, all domestic restaurants are open for in-person dining with seating capacity restrictions in major metropolitan markets. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees, which resulted in a significant increase in revenues during the first quarter of 2021 compared to the fourth quarter of 2020.

Given the ongoing uncertainty surrounding the effects of the COVID-19 pandemic, the Company cannot reasonably predict when our restaurants will be able to return to normal dining room operations. The Company’s results of operations could be materially and negatively affected by COVID-19 in 2021. The Company’s resumption of normal dining operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Prior Period Reclassifications

Certain reclassifications of the 2020 amounts in the segment reporting footnote have been made to conform to the current year presentation.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022. ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company is evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its financial statements.

In December 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. We adopted ASU No. 2019-12 on January 1, 2021 and it did not have a significant impact to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Furniture, fixtures and equipment	$22,996	$22,328
Leasehold improvements	71,960	71,654
Less: accumulated depreciation	(33,009)	(30,948)
Subtotal	61,947	63,034
Construction in progress	3,961	2,294
Restaurant smallwares	2,016	2,016
Total	$67,924	$67,344

Depreciation related to property and equipment was $2.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Kona Grill tradename	$17,400	$17,400
Indefinite-lived intangible assets	15	—
Less: accumulated amortization	(1,305)	(1,087)
Total intangibles, net	$16,110	$16,313

The Kona Grill trade name is amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense was $0.2 million for the three months ending March 31, 2021 and 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related (1)	$6,852	$4,860
Amounts due to landlords	1,541	1,883
Accrued lease exit costs (2)	4,144	4,144
VAT and sales taxes	1,610	1,119
Legal, professional and other services	807	462
Interest	553	474
Insurance	206	330
Other	2,873	2,412
Total	$18,586	$15,684

(1)	Payroll and related includes $2.6 million in employer payroll taxes at March 31, 2021 and December 31, 2020 for which payment has been deferred under the CARES Act.
(2)	Amount relates to lease exit costs for restaurants never built and still under dispute with landlords.

Note 5 – Long-Term Debt and CARES Act Loans

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term loan agreements	$47,280	$47,400
Revolving credit facility	—	—
Equipment financing agreements	68	108
Total long-term debt	47,348	47,508
Less: current portion of long-term debt	(548)	(588)
Less: debt issuance costs	(1,750)	(1,856)
Total long-term debt, net of current portion	$45,050	$45,064

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $1.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility, subject to certain conditions.

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

On May 8, 2020 and August 10, 2020, GSB and the Company and certain of its subsidiaries amended the Credit Agreement. A summary of the financial covenants under the Credit Agreement, as amended, is as follows:

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

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor; or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00%, or (iv) 4.75%. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans). The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of March 31, 2021 and December 31, 2020 was 8.50% and 8.50%, respectively.

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

The Company has incurred approximately $2.5 million of debt issuance costs related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the condensed consolidated balance sheets. As of March 31, 2021, the Company was in compliance with the covenants required by the Credit Agreement.

Equipment Financing Agreements

On June 5, 2015 and August 16, 2016, the Company entered into financing agreements with Sterling National Bank for $1.0 million and $0.7 million, respectively, to purchase equipment for the STKs in Orlando, Chicago, San Diego, and Denver. Each of these financing agreements has five-year terms and bear interest at a rate of 5% per annum, payable in equal monthly installments.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. The Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company applied for forgiveness of the CARES Act Loans in February 2021. The Company anticipates forgiveness of the entire amount of CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as debt. If repayment is required, principal and interest payments are expected to be repaid beginning in August 2021, ten months after the end of the covered period which was from April 2020 to October 2020.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2021.

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

Note 7 – Bagatelle

As of March 31, 2021 and December 31, 2020, the Company owned interests in the following companies, which directly or indirectly operate a restaurant:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of March 31, 2021 and December 31, 2020, the Company has zero carrying value in these investments.

Net receivables from the Bagatelle entities included in due from related parties, net were $0.4 million as of March 31, 2021 and December 31, 2020. These receivables represent the Company’s maximum exposure to loss. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

Note 8 – Income taxes

Income taxes for the three months ended March 31, 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate was 84.4% for the three months ended March 31, 2021 compared to 11.8% for the three months ended March 31, 2020. The Company’s annualized effective tax rate is estimated at approximately 20.8% for 2021. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax benefit recorded for the three months ended March 31, 2021 also included the discrete period tax benefits resulting from the vesting of restricted stock units.

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

Note 9 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	March 31,	December 31,
	2021	2020
Receivables (1)	$125	$125
Deferred license revenue (2)	$1,108	$1,160
Deferred gift card and gift certificate revenue (3)	$1,429	$1,945
Konavore rewards program (4)	$110	$102

(1)	Receivables are included in accounts receivable on the condensed consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue is included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	March 31,	March 31,
	2021	2020
Revenue recognized from deferred license revenue	$52	$52
Revenue recognized from deferred gift card revenue	$587	$746

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2021 were as follows for each year ending (in thousands):

2021, nine months remaining	$155
2022	180
2023	169
2024	134
2025	133
Thereafter	337
Total future estimated deferred license revenue	$1,108

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	March 31,	March 31,
	2021	2020
Lease cost
Operating lease cost	$3,298	$3,297
Variable lease cost	767	1,156
Short-term lease cost	138	128
Sublease income	—	(135)
Total lease cost	$4,203	$4,446

Weighted average remaining lease term – operating leases	12 years	13 years
Weighted average discount rate – operating leases	8.09%	8.49%

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

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 31,	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,514	$3,161
Right-of-use assets obtained in exchange for operating lease obligations	$—	$288

As of March 31, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2021, nine months remaining	$10,066
2022	13,232
2023	13,531
2024	12,927
2025	11,893
Thereafter	112,866
Total lease payments	174,515
Less: imputed interest	(72,171)
Present value of operating lease liabilities	$102,344

For the nine months remaining in 2021, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

Note 11 – Earnings per share

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

For the three months ended March 31, 2021 and 2020, the income (loss) per share was calculated as follows (in thousands, except loss per share and related share data):

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$70	$(4,599)

Basic weighted average shares outstanding	29,168,576	28,636,325
Dilutive effect of stock options, warrants and restricted share units	2,862,903	—
Diluted weighted average shares outstanding	32,031,479	28,636,325

Net income (loss) available to common stockholders per share - Basic	$—	$(0.16)
Net income (loss) available to common stockholders per share - Diluted	$—	$(0.16)

For the three months ended March 31, 2021 and 2020, 0.3 million and 2.1 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 12 – Stock-Based Compensation and Warrants

As of March 31, 2021, the Company had 704,668 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended March 31, 2021 and 2020 was $1.0 million and $0.3 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Included in stock-based compensation cost was $0.1 million and $0.1 million of stock granted to directors for the three months ended March 31, 2021 and 2020, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. In addition, stock-based compensation expense for the three months ended March 31, 2021 includes $0.3 million of compensation costs for the vesting of market condition based options and RSUs.

Stock Option Activity

Stock options in the table below includes both time based and market condition based awards. Changes in stock options during the three months ended March 31, 2021 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2020	2,286,410	$3.29	4.97 years	$1,879
Exercisable at December 31, 2020	1,443,675	$3.57	4.68 years	$1,112
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	—	—
Outstanding at March 31, 2021	2,286,410	$3.29	4.72 years	$9,590
Exercisable at March 31, 2021	2,045,743	$3.41	4.54 years	$8,323

A summary of the status of the Company’s non-vested stock options as of December 31, 2020 and March 31, 2021 and changes during the three months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2020	263,333	$0.99
Vested	(22,667)	1.55
Non-vested stock options at March 31, 2021	240,666	$0.94

The fair value of options that vested in the three months ended March 31, 2021 was less than $0.1 million. As of March 31, 2021, there is $0.1 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 1.4 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three months ended March 31, 2021 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2020	1,871,592	$1.68
Granted	421,381	5.09
Vested	(910,540)	1.75
Cancelled, expired or forfeited	(12,000)	2.50
Non-vested RSUs at March 31, 2021	1,370,433	$2.73

As of March 31, 2021, the Company had approximately $3.2 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.4 years.

Warrants

As of December 31, 2020, there were 865,000 warrants available to be exercised at exercise prices ranging from $1.63 to $2.61. During the first quarter of 2021, the Company issued 450,971 shares in connection with the cashless exercise by Anson Investments Master Fund LP of 640,000 warrants. As of March 31, 2021, there were 225,000 warrants available to be exercised. In April 2021, the Company issued 100,000 shares to 22235570 Ontario Limited in connection with its exercise of a warrant for aggregate consideration of $261,000.

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

Certain financial information relating to the three months ended March 31, 2021 and 2020 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2021
Total revenues	$24,691	$25,577	$33	$181	$50,482
Operating income (loss)	$5,596	$2,450	$(321)	$(6,868)	$857
Capital asset additions	$1,476	$529	$15	$595	$2,615
As of March 31, 2021
Total assets	$82,198	$97,631	$4,901	$33,593	$218,323

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2020
Total revenues	$19,051	$20,657	$924	$87	$40,719
Operating income (loss)	$2,291	$(339)	$73	$(6,376)	$(4,351)
Capital asset additions	$335	$410	$8	$38	$791
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended March 31,
	2021	2020
Domestic revenues	$50,288	$39,977
International revenues	194	742
Total revenues	$50,482	$40,719

	March 31,	December 31,
	2021	2020
Domestic long-lived assets	$179,972	$180,935
International long-lived assets	266	258
Total long-lived assets	$180,238	$181,193

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) the effects of the COVID-19 pandemic on our business, including government restrictions on our ability to operate our restaurants and changes in customer behavior, and our ability to re-hire employees; (2) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain our key employees; (3) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (4) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (5) changes in applicable laws or regulations; (6) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (7) other risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes.  You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of March 31, 2021, we owned, operated, managed or licensed 54 venues including 20 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 10 F&B venues in five hotels and casinos in the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. For those restaurants and venues that are managed or licensed, we generate management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2021:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	10	24	2	36
Managed	2	—	—	2
Licensed	1	—	—	1
Total domestic	13	24	2	39
International
Owned	—	—	—	—
Managed	3	—	8	11
Licensed	4	—	—	4
Total international	7	—	8	15
Total venues	20	24	10	54
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Heliot, Hideout, Marconi and Radio.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Operating Efficiency
●	Acquisitions

We intend to open thirteen new venues between 2021 and 2022. There are currently three STKs and four managed F&B restaurants under construction. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

The COVID-19 pandemic has significantly impacted the Company’s business due to state and local government mandates, including suspension of in-person dining, reduced seating capacity and social distancing. Beginning in mid-March 2020, the Company experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions once again. Currently, all domestic restaurants are open for in-person dining with seating capacity restrictions in major metropolitan markets. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees, which resulted in a significant increase in revenues during the first quarter of 2021 compared to the fourth quarter of 2020.

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

Executive Summary

Total revenue increased $9.8 million, or 24.0% to $50.5 million for the three months ended March 31, 2021 compared to $40.7 million for the three months ended March 31, 2020 primarily due to strong sales momentum as state and local governments continue to ease seating capacity restrictions in the markets in which we operate. Same-store sales increased 23.5% in the first quarter of 2021 compared to the first quarter of 2020 as starting in mid-March 2020 restaurants were temporarily closed or operated only with take-out and delivery service due to the onset of the COVID-19 pandemic. Same store sales improved sequentially each month in the first quarter of 2021. STK same store sales for the months of January and February decreased 23.2% and 1.7%, respectively, and increased 181.5% in March. Kona Grill same-store sales decreased 1.4% and 0.3% for the months of January and February, respectively, and increased 126.8% for the month of March 2021. On a two-year basis, same store sales for the first quarter of 2021 increased 3.3% compared to the first quarter of 2019. STK same store sales increased 1.9% on a two-year basis while Kona Grill same store sales increased 4.6%.

Restaurant operating profit increased $7.3 million, or 376%, to $9.3 million for the first quarter of 2021 compared to $1.9 million in the first quarter of 2020. Restaurant operating profit as a percentage of owned restaurant net revenue was 18.8% compared to 5.0% in the first quarter of 2020. On a sequential basis, restaurant operating profit as a percentage of owned restaurant net revenue was 16.6% in the third quarter of 2020, 16.0% in the fourth quarter of 2020 and 18.8% in the first quarter of 2021.

We generated operating income of $0.9 million for the three months ended March 31, 2021 compared to an operating loss of $4.4 million for the three months ended March 31, 2020. The increase was primarily driven by strong sales momentum aided by increased seating capacity in our restaurants as state and local governments eased seating capacity restrictions as COVID-19 cases decreased and vaccination efforts increased along with increased restaurant operating profit as a percentage of revenue driven by strong cost discipline. We expect to see continued sales momentum as seating capacity restrictions are lifted and as consumers continue to return to in-person dining.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended March 31,
	2021	2020
Revenues:
Owned restaurant net revenue	$49,168	$38,557
Management, license and incentive fee revenue	1,314	2,162
Total revenues	50,482	40,719
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	12,001	10,113
Owned restaurant operating expenses	27,906	26,499
Total owned operating expenses	39,907	36,612
General and administrative (including stock-based compensation of $1,022, and $338 for the three months ended March 31, 2021 and 2020 respectively)	5,174	3,397
Depreciation and amortization	2,699	2,440
COVID-19 related expenses	1,557	1,348
Transaction costs	—	1,095
Lease termination expenses	187	179
Pre-opening expenses	101	—
Other income, net	—	(1)
Total costs and expenses	49,625	45,070
Operating income (loss)	857	(4,351)
Other expenses, net:
Interest expense, net of interest income	1,246	1,175
Total other expenses, net	1,246	1,175
Loss before benefit for income taxes	(389)	(5,526)
Benefit for income taxes	(329)	(653)
Net loss	(60)	(4,873)
Less: net loss attributable to noncontrolling interest	(130)	(274)
Net income (loss) attributable to The One Group Hospitality, Inc.	$70	$(4,599)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

For the three months ended March 31,
	2021	2020
Revenues:
Owned restaurant net revenue	97.4%	94.7%
Management, license and incentive fee revenue	2.6%	5.3%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.4%	26.2%
Owned restaurant operating expenses (1)	56.8%	68.7%
Total owned operating expenses (1)	81.2%	95.0%
General and administrative (including stock-based compensation of 2% and 0.8% for the three months ended March 31, 2021 and 2020 respectively)	10.2%	8.3%
Depreciation and amortization	5.3%	6.0%
COVID-19 related expenses	3.1%	3.3%
Transaction costs	—%	2.7%
Lease termination expenses	0.4%	0.4%
Pre-opening expenses	0.2%	—%
Other income, net	—%	—%
Total costs and expenses	98.3%	110.7%
Operating income (loss)	1.7%	(10.7)%
Other expenses, net:
Interest expense, net of interest income	2.5%	2.9%
Total other expenses, net	2.5%	2.9%
Loss before benefit for income taxes	(0.8)%	(13.6)%
Benefit for income taxes	(0.7)%	(1.6)%
Net loss	(0.1)%	(12.0)%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.7)%
Net income (loss) attributable to The One Group Hospitality, Inc.	0.1%	(11.3)%

(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2021
Total revenues	$24,691	$25,577	$33	$181	$50,482
Operating income (loss)	$5,596	$2,450	$(321)	$(6,868)	$857
Capital asset additions	$1,476	$529	$15	$595	$2,615
As of March 31, 2021
Total assets	$82,198	$97,631	$4,901	$33,593	$218,323

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2020
Total revenues	$19,051	$20,657	$924	$87	$40,719
Operating income (loss)	$2,291	$(339)	$73	$(6,376)	$(4,351)
Capital asset additions	$335	$410	$8	$38	$791
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation, COVID-19 related expenses and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

We believe that EBITDA, Adjusted EBITDA and Restaurant Operating Profit are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We believe Restaurant Operating Profit is an important component of financial results because: (i) it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance, and (ii) we use Restaurant Operating Profit as a key metric to evaluate our restaurant financial performance compared to our competitors. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management. Additionally, Adjusted EBITDA and Restaurant Operating Profit are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Restaurant Operating Profit, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$70	$(4,599)
Net loss attributable to noncontrolling interest	(130)	(274)
Net loss	(60)	(4,873)
Interest expense, net of interest income	1,246	1,175
Benefit for income taxes	(329)	(653)
Depreciation and amortization	2,699	2,440
EBITDA	3,556	(1,911)
COVID-19 related expenses	1,557	1,348
Transaction costs (1)	—	1,095
Stock-based compensation	1,022	338
Lease termination expense (2)	187	179
Non-cash rent expense (3)	23	136
Pre-opening expenses	101	—
Adjusted EBITDA	6,446	1,185
Adjusted EBITDA attributable to noncontrolling interest	(53)	(391)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$6,499	$1,576

(1)	Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

The following table presents a reconciliation of Operating Income (Loss) to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended March 31,
	2021	2020
Operating income (loss) as reported	$857	$(4,351)
Management, license and incentive fee revenue	(1,314)	(2,162)
General and administrative	5,174	3,397
Depreciation and amortization	2,699	2,440
Transaction costs	—	1,095
COVID-19 related expenses	1,557	1,348
Lease termination expense	187	179
Pre-opening expenses	101	—
Other income, net	—	(1)
Restaurant Operating Profit	$9,261	$1,945

Restaurant Operating Profit as a Percentage of Owned Restaurant Net Revenue	18.8%	5.0%

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $10.6 million, or 27.5%, to $49.2 million for the three months ended March 31, 2021 from $38.6 million for the three months ended March 31, 2020. The increase in revenue is primarily attributable to strong sales momentum as state and local governments continue to ease seating capacity restrictions in the markets in which we operate. Comparable restaurant sales increased 23.5% in the first quarter of 2021.

Management and license fee revenue. Management and license fee revenues decreased $0.8 million to $1.3 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020. Management and license fee revenue decreased primarily as a result of temporary closures and limited in-person seating at our managed locations due to COVID-19 prevention measures.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $1.9 million, or 18.7%, to $12.0 million for the three months ended March 31, 2021 from $10.1 million for the three months ended March 31, 2020. The increase in owned restaurant cost of sales is due to the incremental sales increase. As a percentage of revenues, cost of sales decreased 180 basis points to 24.4% for the three months ended March 31, 2021 from 26.2% for the three months ended March 31, 2020 due to purchasing synergies across the Company and menu optimization.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $1.4 million to $27.9 million for the three months ended March 31, 2021 from $26.5 million for the three months ended March 31, 2020. Owned restaurant operating costs decreased 1,190 basis points as a percentage of revenue from 68.7% in the three months ended March 31, 2020 to 56.8% for the three months ended March 31, 2021 due to actively managing operating costs, cost saving measures and the impact of COVID-19 in the first quarter of 2020.

General and administrative. General and administrative costs increased $1.8 million, or 52.3%, to $5.2 million for the three months ended March 31, 2021 from $3.4 million for the three months ended March 31, 2020. General and administrative expenses increased due to a $0.7 million increase in stock-based compensation, partially driven by certain grants that vested due to a substantial increase in our stock price during the quarter, higher legal and professional fees and an increase in travel expenses due to an increase in business activity. We expect that general and administrative expenses as a percentage of revenues will decrease as revenues continue to increase from the lifting of COVID-19 related restrictions both domestically and internationally.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million to $2.7 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020.

Pre-opening expenses. In the three months ended March 31, 2021, we incurred $0.1 million of pre-opening expenses related to our upcoming STK Bellevue restaurant.

Interest expense, net of interest income. Interest expense, net of interest income was $1.2 million and $1.2 million for the three months ending March 31, 2021 and 2020, respectively.

Benefit for income taxes. The benefit for income taxes for the three months ended March 31, 2021 was $0.3 million compared to a tax benefit of $0.7 million for the three months ended March 31, 2020. Our 2021 annualized effective tax rate is estimated at 20.8% for 2021. For the three months ended March 31, 2021, the benefit for income taxes includes discrete period tax benefits resulting from the vesting of restricted stock units.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.1 million for the three months ended March 31, 2021 compared to net loss of $0.3 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding indebtedness. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. As of March 31, 2021, we had cash and cash equivalents of approximately $28.4 million. We had $47.3 million in long-term debt, which consisted of our Credit Agreement and an equipment financing agreement, and $18.3 million in CARES Act Loans as of March 31, 2021. As of March 31, 2021, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 5 to the condensed consolidated financial statements.

In the three months ended March 31, 2021, our capital expenditures were $2.6 million primarily for the construction of an STK restaurant in Bellevue, Washington, technology initiatives, and capital expenditures for existing restaurants. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light strategy, we plan to primarily enter into management and license agreements for the operation of future STK restaurants where we are not required to contribute significant capital upfront.

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

Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into the Credit Agreement with Goldman Sachs Bank USA that provides for a secured revolving credit facility of $12.0 million and a $48.0 million term loan. The term loan is payable in quarterly installments, with the final payment due in October 2024. The revolving credit facility also matures in October 2024.

As of March 31, 2021, we were compliant with the covenants required by the Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

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

The CARES Act Loans are eligible for forgiveness if the proceeds are used for qualified purposes within a specified period and if at least 60% is spent on payroll costs. As of March 31, 2021, the Company has used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds have supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work. The Company applied for forgiveness of the CARES Act Loans in February 2021. The Company anticipates forgiveness of the entire amount of CARES Act Loans; however, no assurance can be provided that the Company will obtain forgiveness of the CARES Act Loans in whole or in part. Therefore, the Company has elected to classify the entire principal amount of the CARES Act Loans as debt. If repayment is required, principal and interest payments are expected to be repaid beginning in August 2021, ten months after the end of the covered period which was from April 2020 to October 2020.

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

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations depending upon the timing of these expenditures and cash availability.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$6,986	$(3,103)
Investing activities	(2,615)	(791)
Financing activities	(304)	(226)
Effect of exchange rate changes on cash	(17)	(64)
Net increase (decrease) in cash and cash equivalents	$4,050	$(4,184)

Operating Activities. Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2021 compared to net cash used in operating activities of $3.1 million for the three months ended March 31, 2020. The increase was primarily attributable to the reduction in net loss for the three months ended March 31, 2021 compared to the same period prior year as a result of state and local jurisdictions easing COVID-19 related restrictions and an increase in accounts payable and accrued expenses due to higher restaurant sales volumes.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was $2.6 million primarily for the construction of an STK restaurant in Bellevue, Washington, technology initiatives, and capital expenditures for existing restaurants compared to $0.8 million for the three months ended March 31, 2020.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2021 was $0.3 million compared to $0.2 million in the three months ended March 31, 2020.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2021 we issued an aggregate of 450,971 shares of common stock to Anson Investments Master Fund LP in connection with its cashless exercise (based on a share value of $8.441) of two common stock purchase warrants.

On April 22, 2021, we issued 100,000 shares of common stock to 22235570 Ontario Limited in connection with its exercise of a warrant for aggregate consideration of $261,000.

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

Dated: May 11, 2021

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer