Form 10-Q
period 2021-06-30
ONE Group Hospitality, Inc.
filed 2021-08-10
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

Number of shares of common stock outstanding as of July 31, 2021: 31,865,775

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$41,407	$24,385
Accounts receivable	6,572	5,777
Inventory	2,671	2,490
Other current assets	1,558	1,348
Due from related parties	376	376
Total current assets	52,584	34,376

Property and equipment, net	68,659	67,344
Operating lease right-of-use assets	78,588	80,960
Deferred tax assets, net	13,106	13,226
Intangibles, net	15,893	16,313
Other assets	2,516	2,446
Security deposits	876	904
Total assets	$232,222	$215,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,826	$7,404
Accrued expenses	23,768	15,684
Deferred license revenue	109	207
Deferred gift card revenue and other	1,034	1,990
Current portion of operating lease liabilities	5,064	4,817
Current portion of CARES Act Loans	9,847	10,057
Current portion of long-term debt	507	588
Total current liabilities	50,155	40,747

Deferred license revenue, long-term	337	953
Operating lease liabilities, net of current portion	95,979	98,569
CARES Act Loans, net of current portion	—	8,257
Long-term debt, net of current portion	45,048	45,064
Total liabilities	191,519	193,590

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 31,865,775 and 29,083,183 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	51,414	46,538
Accumulated deficit	(6,810)	(20,716)
Accumulated other comprehensive loss	(2,656)	(2,646)
Total stockholders’ equity	41,951	23,179
Noncontrolling interests	(1,248)	(1,200)
Total equity	40,703	21,979
Total liabilities and equity	$232,222	$215,569

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except loss per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	$67,848	$16,529	$117,016	$55,086
Management, license and incentive fee revenue	2,912	135	4,226	2,297
Total revenues	70,760	16,664	121,242	57,383
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,191	4,174	29,192	14,287
Owned restaurant operating expenses	35,336	12,038	63,242	38,537
Total owned operating expenses	52,527	16,212	92,434	52,824
General and administrative (including stock-based compensation of $1,137, $482, $2,159, and $820 for the three and six months ended June 30, 2021 and 2020, respectively)	6,139	2,438	11,313	5,835
Depreciation and amortization	2,495	2,510	5,194	4,950
COVID-19 related expenses	1,088	695	2,645	2,043
Agreement restructuring expenses	494	—	494	—
Pre-opening expenses	154	—	255	—
Lease termination expenses	107	89	294	268
Transaction costs	—	14	—	1,109
Other income, net	—	(11)	—	(12)
Total costs and expenses	63,004	21,947	112,629	67,017
Operating income (loss)	7,756	(5,283)	8,613	(9,634)
Other (income) expenses, net:
Interest expense, net of interest income	1,235	1,195	2,481	2,370
Gain on CARES Act Loan forgiveness	(8,561)	—	(8,561)	—
Total other (income) expenses, net	(7,326)	1,195	(6,080)	2,370
Income (loss) before benefit for income taxes	15,082	(6,478)	14,693	(12,004)
Provision (benefit) for income taxes	973	(3,228)	644	(3,881)
Net income (loss)	14,109	(3,250)	14,049	(8,123)
Less: net income (loss) attributable to noncontrolling interest	273	(378)	143	(652)
Net income (loss) attributable to The One Group Hospitality, Inc.	$13,836	$(2,872)	$13,906	$(7,471)
Currency translation gain (loss)	8	2	(10)	(42)
Comprehensive income (loss) attributable to The ONE Group Hospitality, Inc.	$13,844	$(2,870)	$13,896	$(7,513)

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) per share	$0.44	$(0.10)	$0.46	$(0.26)
Diluted net income (loss) per share	$0.41	$(0.10)	$0.41	$(0.26)

Shares used in computing basic income (loss) per share	31,248,677	28,907,568	30,239,364	28,778,544
Shares used in computing diluted income (loss) per share	34,028,735	28,907,568	33,683,652	28,778,544

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	deficit	loss	equity	interests	Total
Balance at December 31, 2020	29,083,183	$3	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	1,022	—	—	1,022	—	1,022
Exercise of stock options and warrants	450,971	—	—	—	—	—	—	—
Issuance of common shares, net of tax withholding	67,685	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694
Stock-based compensation	9,210	—	741	—	—	741	—	741
Exercise of stock options and warrants	931,558	—	3,151	—	—	3,151	—	3,151
Issuance of common shares, net of tax withholding	1,297,525	—	—	—	—	—	—	—
Gain on foreign currency translation, net	—	—	—	—	8	8	—	8
Net income	—	—	—	13,836	—	13,836	273	14,109
Balance at June 30, 2021	31,865,775	$3	$51,414	$(6,810)	$(2,656)	$41,951	$(1,248)	$40,703

Balance at December 31, 2019	28,603,829	$3	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	69,327	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	38	—	—	38	—	38
Issuance of common shares, net of tax withholding	116,644	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	(44)	(44)	—	(44)
Net loss	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371
Stock-based compensation	58,929	—	482	—	—	482	—	482
Issuance of common shares, net of tax withholding	93,418	—	(90)	—	—	(90)	—	(90)
Gain on foreign currency translation, net	—	—	—	—	2	2	—	2
Net loss	—	—	—	(2,872)	—	(2,872)	(378)	(3,250)
Balance at June 30, 2020	28,960,147	$3	$45,621	$(15,362)	$(2,693)	$27,569	$(1,054)	$26,515

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$14,049	$(8,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,194	4,950
Stock-based compensation	1,763	820
CARES Act loan forgiveness	(8,561)	—
Amortization of debt issuance costs	265	232
Deferred taxes	120	(3,899)
Changes in operating assets and liabilities:
Accounts receivable	(794)	5,886
Inventory	(181)	748
Other current assets	(210)	(423)
Due from related parties	—	(35)
Security deposits	(26)	315
Other assets	(85)	(863)
Accounts payable	2,356	(1,602)
Accrued expenses	7,596	(2,534)
Operating lease liabilities and right-of-use assets	29	538
Deferred gift card and license revenue	(1,671)	(937)
Net cash provided by (used in) operating activities	19,844	(4,927)

Investing activities:
Purchase of property and equipment	(5,373)	(1,681)
Net cash used in investing activities	(5,373)	(1,681)

Financing activities:
Proceeds from CARES Act Loans	—	18,314
Repayments of long-term debt	(321)	(433)
Debt issuance costs	(41)	(50)
Exercise of stock options and warrants	3,151	38
Tax-withholding obligation on stock based compensation	(154)	(90)
Purchase of non-controlling interests	(75)	—
Net cash provided by financing activities	2,560	17,779
Effect of exchange rate changes on cash	(9)	(55)
Net increase in cash and cash equivalents	17,022	11,116
Cash and cash equivalents, beginning of period	24,385	12,344
Cash and cash equivalents, end of period	$41,407	$23,460
Supplemental disclosure of cash flow data:
Interest paid	$2,076	$1,770
Income taxes paid	$53	$106
Non-cash CARES Act loan forgiveness	$8,561	$—
Non-cash property and equipment additions	$—	$303

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

As of June 30, 2021, the Company-owned, operated, managed, or licensed 58 venues, including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 12 F&B venues in six hotels and casinos in the United States and Europe. In January 2021, the Company opened a managed STK restaurant in Scottsdale, Arizona. In the second quarter of 2021, the Company opened a managed STK restaurant in the Westminster area of London, United Kingdom and a licensed STK restaurant within the Los Cabos International Airport in San Jose del Cabo, Mexico which represents the STK brand’s debut at an airport. In May 2021, the Company also opened Bao Yum, a new brand under ONE Hospitality, and commenced management of certain F&B hospitality management services at the Westminster Curio Hotel in London, United Kingdom. For those restaurants that are managed or licensed, the Company generates management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

The COVID-19 pandemic has significantly impacted the Company’s business due to state and local government mandates, including suspension of in-person dining, reduced seating capacity and social distancing. Beginning in mid-March 2020, the Company experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions once again and the Company has experienced strong sales momentum coming out of the pandemic. Currently, all domestic and international restaurants are open for in-person dining. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees.

Given the ongoing uncertainty surrounding the COVID-19 pandemic, the Company cannot reasonably predict if the sales and profitability levels coming out of the pandemic will continue for the remainder of 2021. It is possible that an increase in cases could require reduction in seating capacity or restrictions on in-restaurant dining operations and could materially and negatively affect the Company’s results of operations. The Company’s continuation of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

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

Prior Period Reclassifications

Certain reclassifications of the 2020 amounts in the accrued expenses and segment reporting footnotes have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022. ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company is currently evaluating ASU 2020-04 and ASU 2021-01 and assessing the impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. We adopted ASU No. 2019-12 on January 1, 2021 and it did not have a significant impact to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating ASU 2016-13 and assessing the impact on its financial statements.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Furniture, fixtures and equipment	$23,143	$22,328
Leasehold improvements	71,953	71,654
Less: accumulated depreciation	(35,198)	(30,948)
Subtotal	59,898	63,034
Construction in progress	6,681	2,294
Restaurant smallwares	2,080	2,016
Total	$68,659	$67,344

Depreciation related to property and equipment was $2.3 million for each of the three months ended June 30, 2021 and 2020, and $4.8 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, Construction in progress included $3.6 million for STK Bellevue, which opened in July 2021, and other projects that will be completed in the near future. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Kona Grill trade name	$17,400	$17,400
Other finite-lived intangible assets	15	—
Less: accumulated amortization	(1,522)	(1,087)
Total intangibles, net	$15,893	$16,313

The Kona Grill trade name is amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense was $0.2 million and $0.4 million for each of the three and six months ended June 30, 2021 and 2020, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and related (1)(2)	$9,373	$4,860
Accrued lease exit costs (3)	4,144	4,144
VAT and sales taxes	2,063	1,119
Amounts due to landlords	1,601	1,883
Insurance	707	330
Interest	497	474
Legal, professional and other services	464	301
Income taxes and related	463	—
Construction on new restaurants	417	—
Other	4,039	2,573
Total	$23,768	$15,684

(1)	Payroll and related includes $2.6 million in employer payroll taxes at June 30, 2021 and December 31, 2020 for which payment has been deferred under the CARES Act.
(2)	Payroll and related includes $2.1 million in employee payroll taxes associated with stock option exercises at June 30, 2021 for which the Company expects to remit payment to the respective jurisdiction in the third quarter of 2021.
(3)	Amount relates to lease exit costs for restaurants never built and still under dispute with landlords.

Note 5 – Long-Term Debt and CARES Act Loans

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term loan agreements	$47,160	$47,400
Revolving credit facility	—	—
Equipment financing agreements	27	108
Total long-term debt	47,187	47,508
Less: current portion of long-term debt	(507)	(588)
Less: debt issuance costs	(1,632)	(1,856)
Total long-term debt, net of current portion	$45,048	$45,064

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility, subject to certain conditions.

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

The Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.75% floor; or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00%, or (iv) 4.75%. Loans under the Credit Agreement bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of between 5.75% and 6.75% (for LIBOR rate loans) and 4.75% and 5.75% (for base rate loans). The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of June 30, 2021 and December 31, 2020 was 8.50% and 8.50%, respectively.

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

The Company has incurred approximately $2.5 million of debt issuance costs related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt, net of current portion, on the condensed consolidated balance sheets. As of June 30, 2021, the Company was in compliance with the covenants required by the Credit Agreement.

On August 6, 2021, the Company amended the Credit Agreement with GSB. Refer to Note 16 for further information.

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

The Company applied for forgiveness of the CARES Act Loans in February 2021. In June 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for Kona Grill Acquisition, LLC in its entirety. As a result, the Company recognized an $8.6 million gain on CARES Act Loan forgiveness for the three months ended June 30, 2021. Subsequently, in July 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for The ONE Group, LLC in its entirety.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2021.

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

Note 7 – Bagatelle

As of June 30, 2021 and December 31, 2020, the Company-owned interests in the following companies, which directly or indirectly operate a restaurant:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of June 30, 2021 and December 31, 2020, the Company has zero carrying value in these investments.

Net receivables from the Bagatelle entities included in due from related parties, net were $0.4 million as of June 30, 2021 and December 31, 2020. These receivables represent the Company’s maximum exposure to loss. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

Note 8 – Income taxes

Income taxes for the three and six months ended June 30, 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was 6.5% and 4.4% for the three and six months ended June 30, 2021 compared to 49.8% and 32.4% for the three and six months ended June 30, 2020, respectively. The Company’s annualized effective tax rate is estimated at approximately 11.7% for 2021. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; (iv) the tax effect of non-deductible compensation and (v) forgiveness of the CARES Act Loan is non-taxable. Income tax provision recorded for the three and six months ended June 30, 2021 also included the discrete period tax benefits resulting from the vesting of restricted stock units and exercise of stock options.

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

Note 9 – Revenue from contracts with customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	June 30,	December 31,
	2021	2020
Receivables (1)	$—	$125
Deferred license revenue (2)	$446	$1,160
Deferred gift card and gift certificate revenue (3)	$967	$1,945
Konavore rewards program (4)	$122	$102
(1)	Receivables are included in accounts receivable on the condensed consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	June 30,	June 30,
	2021	2020
Revenue recognized from deferred license revenue	$105	$103
Revenue recognized from deferred gift card revenue	$958	$866

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2021 were as follows for each year ending (in thousands):

2021, six months remaining	$59
2022	90
2023	79
2024	45
2025	44
Thereafter	129
Total future estimated deferred license revenue	$446

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	June 30,	June 30,
	2021	2020
Lease cost
Operating lease cost	$6,621	$6,605
Variable lease cost	2,622	(536)
Short-term lease cost	322	173
Sublease income	—	(269)
Total lease cost	$9,565	$5,973

Weighted average remaining lease term – operating leases	13 years	13 years
Weighted average discount rate – operating leases	8.49%	8.49%

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

The Company has entered into an operating lease for a future STK restaurant in Dallas, Texas that had not commenced as of June 30, 2021. The present value of the aggregate future commitment related to this lease totals $5.2 million. The Company expects this lease, which has an initial lease term of 15 years and two five-year options, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 30,	June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,682	$4,081
Right-of-use assets obtained in exchange for operating lease obligations	$34	$288

As of June 30, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2021, six months remaining	$6,683
2022	13,241
2023	13,540
2024	12,936
2025	11,901
Thereafter	112,865
Total lease payments	171,166
Less: imputed interest	(70,123)
Present value of operating lease liabilities	$101,043

For the six months remaining in 2021, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

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

For the three and six months ended June 30, 2021 and 2020, the income (loss) per share was calculated as follows (in thousands, except loss per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$13,836	$(2,872)	$13,906	$(7,471)

Basic weighted average shares outstanding	31,248,677	28,907,568	30,239,364	28,778,544
Dilutive effect of stock options, warrants and restricted share units	2,780,058	—	3,444,289	—
Diluted weighted average shares outstanding	34,028,735	28,907,568	33,683,652	28,778,544

Net income (loss) available to common stockholders per share - Basic	$0.44	$(0.10)	$0.46	$(0.26)
Net income (loss) available to common stockholders per share - Diluted	$0.41	$(0.10)	$0.41	$(0.26)

For the six months ended June 30, 2021 and 2020, 0.1 million and 1.4 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 12 – Stock-Based Compensation and Warrants

As of June 30, 2021, the Company had 601,573 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended June 30, 2021 and 2020 was $1.1 million and $0.5 million, respectively, and $2.1 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Included in stock-based compensation cost was $0.1 million and $0.2 million of stock granted to directors for both the three and six months ended June 30, 2021 and 2020, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. In addition, stock-based compensation expense for the three months ended June 30, 2021 included $0.4 million of employer payroll taxes associated with stock option and RSU activity during the quarter. Stock-based compensation for the three months ended March 31, 2021 included $0.3 million of compensation costs for the vesting of market condition based options and RSUs.

Stock Option Activity

Stock options in the table below include both time based and market condition based awards. Changes in stock options during the six months ended June 30, 2021 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2020	1,707,008	$3.37	4.98 years	$1,454
Exercisable at December 31, 2020	1,443,675	$3.57	4.68 years	$1,112
Vested	594,402	$3.09
Exercised	(831,558)	$3.48
Cancelled, expired or forfeited	(10,000)	$2.13
Outstanding at June 30, 2021	1,459,852	$3.20	4.61 years	$11,413
Exercisable at June 30, 2021	1,330,585	$3.29	4.46 years	$10,283

A summary of the status of the Company’s non-vested stock options as of December 31, 2020 and June 30, 2021 and changes during the six months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2020	263,333	$0.99
Vested	(124,067)	1.00
Cancelled, expired or forfeited	(10,000)	0.87
Non-vested stock options at June 30, 2021	129,267	$0.99

The fair value of options that vested in the six months ended June 30, 2021 was $0.1 million. As of June 30, 2021, there is $0.1 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 1.0 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six months ended June 30, 2021 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2020	1,871,592	$1.68
Granted	532,599	4.95
Vested	(1,070,675)	1.88
Cancelled, expired or forfeited	(19,333)	4.34
Non-vested RSUs at June 30, 2021	1,314,183	$2.85

As of June 30, 2021, the Company had approximately $3.2 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.2 years.

Warrants

As of December 31, 2020, there were outstanding warrants to purchase 865,000 shares of common stock at exercise prices ranging from $1.63 to $2.61. During the first quarter of 2021, the Company issued 450,971 shares in connection with the net exercise by Anson Investments Master Fund LP of warrants to purchase 640,000 shares. In April 2021, the Company issued 100,000 shares to 22235570 Ontario Limited in connection with its exercise of a warrant for aggregate consideration of $261,000. As of June 30, 2021, warrants to purchase 125,000 shares at a strike price of $1.63 per share were outstanding to a single party.

Note 13 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Heliot, Hideout, Marconi, Radio, and Bao Yum. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three and six months ended June 30, 2021 and 2020 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2021
Total revenues	$37,786	$32,247	$380	$347	$70,760
Operating income (loss)	$10,809	$4,416	$(66)	$(7,403)	$7,756
Capital asset additions	$1,749	$375	$58	$576	$2,758
For the six months ended June 30, 2021
Total revenues	$62,477	$57,824	$413	$528	$121,242
Operating income (loss)	$16,406	$6,866	$(184)	$(14,475)	$8,613
Capital asset additions	$3,225	$904	$73	$1,171	$5,373
As of June 30, 2021
Total assets	$83,397	$99,812	$6,099	$42,914	$232,222

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2020
Total revenues	$4,215	$12,380	$12	$57	$16,664
Operating income (loss)	$(1,399)	$(60)	$(129)	$(3,695)	$(5,283)
Capital asset additions	$193	$333	$169	$195	$890
For the six months ended June 30, 2020
Total revenues	$23,266	$33,037	$936	$144	$57,383
Operating income (loss)	$765	$(399)	$71	$(10,071)	$(9,634)
Capital asset additions	$528	$743	$177	$233	$1,681
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Domestic revenues	$69,910	$16,582	$120,198	$56,559
International revenues	850	82	1,044	824
Total revenues	$70,760	$16,664	$121,242	$57,383

	June 30,	December 31,
	2021	2020
Domestic long-lived assets	$178,656	$180,935
International long-lived assets	982	258
Total long-lived assets	$179,638	$181,193

Note 15 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 16 – Subsequent Events

In July 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for The ONE Group, LLC in its entirety.

On August 6, 2021, the Company amended the Credit Agreement with Goldman Sachs Bank USA.

The amended agreement provides for additional flexibility and extends the maturity date for both the term loan and revolving credit facility by five years to August 2026. The amendment provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan which was reduced from $48.0 million. The term loan is payable in quarterly installments, with the final payment due in August 2026.

A summary of other changes to the amended Credit Agreement include:

●	Removes all financial covenants except a maximum net leverage ratio of 2.00 to 1.00;
●	Removes restrictions on the maximum amount of capital expenditures;
●	Removes restrictions on the maximum number of Company-owned new locations; and
●	Removes restrictions on credit extensions with regards to the revolving credit facility

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor from a 1.75% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% from a variable interest rate margin of 5.75 to 6.75% (for LIBOR rate loans) and 4.00% from 4.75% to 5.75% (for base rate loans).

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

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, Hippodrome Casino, Curio and ME Hotels.

We opened our first restaurant in January 2004 in New York, New York, and, as of June 30, 2021, we owned, operated, managed or licensed 58 venues including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 12 F&B venues operated under ONE Hospitality in six hotels and casinos throughout the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. In the second quarter of 2021, we opened a managed STK restaurant in the Westminster area of London, United Kingdom and a licensed STK restaurant within the Los Cabos International

Airport in San Jose del Cabo, Mexico which represents the brand’s debut at an airport. In May 2021, the Company also opened Bao Yum, a new brand under ONE Hospitality, and commenced management of certain F&B hospitality management services at the Westminster Curio Hotel in London, United Kingdom. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of June 30, 2021:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	10	24	2	36
Managed	2	—	—	2
Licensed	1	—	—	1
Total domestic	13	24	2	39
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	5	—	—	5
Total international	9	—	10	19
Total venues	22	24	12	58
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Heliot, Hideout, Marconi, Radio and Bao Yum.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Operating Efficiency
●	Acquisitions

We intend to open thirteen new venues between 2021 and 2022 of which six are currently open. In July 2021, we opened an owned STK restaurant in Bellevue, Washington. There is currently one Company-owned STK restaurant (Dallas, TX) and one managed STK restaurant (Stratford, UK) under development. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

The COVID-19 pandemic has significantly impacted our business due to state and local government mandates, including suspension of in-person dining, reduced seating capacity and social distancing. Beginning in mid-March 2020, we experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions again and we experienced strong sales momentum coming out of the pandemic. Currently, all domestic restaurants are open for in-person dining. We have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees.

Given the ongoing uncertainty surrounding the COVID-19 pandemic, we cannot reasonably predict if the sales and profitability levels coming out of the pandemic will continue for the remainder of 2021. It is possible that an increase in cases could require reduction in seating capacity or restrictions on in-restaurant dining operations and could materially and negatively affect our results of operations. Our continuation of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Executive Summary

Total revenue increased $54.1 million, or 324.6% to $70.8 million for the three months ended June 30, 2021 compared to $16.7 million for the three months ended June 30, 2020 primarily due to strong consumer demand as state and local governments lifted seating capacity restrictions in the markets in which we operate. Same-store sales increased 324.1% in the second quarter of 2021 compared to the second quarter of 2020 as starting in mid-March 2020 restaurants were temporarily closed or operated only with take-out and delivery service due to the onset of the COVID-19 pandemic. On a two-year basis, same store sales for the second quarter of 2021 increased 38.0% compared to the second quarter of 2019. STK same store sales increased 54.3% on a two-year basis while Kona Grill same store sales increased 23.0%.

Restaurant operating profit increased $15.0 million to $15.3 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020. Restaurant operating profit as a percentage of owned restaurant net revenue was 22.6% compared to 1.9% in the second quarter of 2020. On a sequential basis, restaurant operating profit as a percentage of owned restaurant net revenue was 16.0% in the fourth quarter of 2020, 18.8% in the first quarter of 2021 and 22.6% in the second quarter of 2021.

Operating income increased $13.0 million to $7.8 million for the three months ended June 30, 2021 compared to an operating loss of $5.3 million for the three months ended June 30, 2020. The increase was primarily driven by strong sales momentum aided by increased seating capacity in our restaurants as state and local governments eased seating capacity restrictions as COVID-19 cases decreased and vaccination efforts increased along with increased restaurant operating profit as a percentage of revenue driven by strong cost discipline.

Total revenues increased $63.9 million, or 111.3% to $121.2 million for the six months ended June 30, 2021 compared to $57.4 million for the six months ended June 30, 2020. Restaurant operating profit increased $22.3 million to $24.6 million for the six months ended June 30, 2021 compared to restaurant operating profit of $2.3 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, we generated operating income of $8.6 million compared to an operating loss of $9.6 million for the six months ended June 30, 2020.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	$67,848	$16,529	$117,016	$55,086
Management, license and incentive fee revenue	2,912	135	4,226	2,297
Total revenues	70,760	16,664	121,242	57,383
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,191	4,174	29,192	14,287
Owned restaurant operating expenses	35,336	12,038	63,242	38,537
Total owned operating expenses	52,527	16,212	92,434	52,824
General and administrative (including stock-based compensation of $1,137, $482, $2,159, and $820 for the three and six months ended June 30, 2021 and 2020, respectively)	6,139	2,438	11,313	5,835
Depreciation and amortization	2,495	2,510	5,194	4,950
COVID-19 related expenses	1,088	695	2,645	2,043
Agreement restructuring expenses	494	—	494	—
Pre-opening expenses	154	—	255	—
Lease termination expenses	107	89	294	268
Transaction costs	—	14	—	1,109
Other income, net	—	(11)	—	(12)
Total costs and expenses	63,004	21,947	112,629	67,017
Operating income (loss)	7,756	(5,283)	8,613	(9,634)
Other (income) expenses, net:
Interest expense, net of interest income	1,235	1,195	2,481	2,370
Gain on CARES Act Loan forgiveness	(8,561)	—	(8,561)	—
Total other (income) expenses, net	(7,326)	1,195	(6,080)	2,370
Income (loss) before benefit for income taxes	15,082	(6,478)	14,693	(12,004)
Provision (benefit) for income taxes	973	(3,228)	644	(3,881)
Net income (loss)	14,109	(3,250)	14,049	(8,123)
Less: net income (loss) attributable to noncontrolling interest	273	(378)	143	(652)
Net income (loss) attributable to The One Group Hospitality, Inc.	$13,836	$(2,872)	$13,906	$(7,471)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	95.9%	99.2%	96.5%	96.0%
Management, license and incentive fee revenue	4.1%	0.8%	3.5%	4.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.3%	25.3%	24.9%	25.9%
Owned restaurant operating expenses (1)	52.1%	72.8%	54.0%	70.0%
Total owned operating expenses (1)	77.4%	98.1%	79.0%	95.8%
General and administrative (including stock-based compensation of 1.6% and 2.9% and 1.8% and 1.4% for the three and six months ended June 30, 2021 and 2020, respectively)	8.7%	14.6%	9.3%	10.2%
Depreciation and amortization	3.5%	15.1%	4.3%	8.6%
COVID-19 related expenses	1.5%	4.2%	2.2%	3.6%
Agreement restructuring expenses	0.7%	—%	0.4%	—%
Pre-opening expenses	0.2%	—%	0.2%	—%
Lease termination expenses	0.2%	0.5%	0.2%	0.5%
Transaction costs	—%	0.1%	—%	1.9%
Other income, net	—%	(0.1)%	—%	—%
Total costs and expenses	89.0%	131.7%	92.9%	116.8%
Operating income (loss)	11.0%	(31.7)%	7.1%	(16.8)%
Other (income) expenses, net:
Interest expense, net of interest income	1.7%	7.2%	2.0%	4.1%
Gain on CARES Act Loan forgiveness	(12.1)%	—%	(7.1)%	—%
Total other (income) expenses, net	(10.4)%	7.2%	(5.0)%	4.1%
Income (loss) before benefit for income taxes	21.3%	(38.9)%	12.1%	(20.9)%
Provision (benefit) for income taxes	1.4%	(19.4)%	0.5%	(6.8)%
Net income (loss)	19.9%	(19.5)%	11.6%	(14.2)%
Less: net income (loss) attributable to noncontrolling interest	0.4%	(2.3)%	0.1%	(1.1)%
Net income (loss) attributable to The One Group Hospitality, Inc.	19.6%	(17.2)%	11.5%	(13.0)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2021
Total revenues	$37,786	$32,247	$380	$347	$70,760
Operating income (loss)	$10,809	$4,416	$(66)	$(7,403)	$7,756
Capital asset additions	$1,749	$375	$58	$576	$2,758
For the six months ended June 30, 2021
Total revenues	$62,477	$57,824	$413	$528	$121,242
Operating income (loss)	$16,406	$6,866	$(184)	$(14,475)	$8,613
Capital asset additions	$3,225	$904	$73	$1,171	$5,373
As of June 30, 2021
Total assets	$83,397	$99,812	$6,099	$42,914	$232,222

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2020
Total revenues	$4,215	$12,380	$12	$57	$16,664
Operating income (loss)	$(1,399)	$(60)	$(129)	$(3,695)	$(5,283)
Capital asset additions	$193	$333	$169	$195	$890
For the six months ended June 30, 2020
Total revenues	$23,266	$33,037	$936	$144	$57,383
Operating income (loss)	$765	$(399)	$71	$(10,071)	$(9,634)
Capital asset additions	$528	$743	$177	$233	$1,681
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$13,836	$(2,872)	$13,906	$(7,471)
Net income (loss) attributable to noncontrolling interest	273	(378)	143	(652)
Net income (loss)	14,109	(3,250)	14,049	(8,123)
Interest expense, net of interest income	1,235	1,195	2,481	2,370
Provision (benefit) for income taxes	973	(3,228)	644	(3,881)
Depreciation and amortization	2,495	2,510	5,194	4,950
EBITDA	18,812	(2,773)	22,368	(4,684)
COVID-19 related expenses	1,088	695	2,645	2,043
Agreement restructuring expenses	494	—	494	—
Transaction costs (1)	—	14	—	1,109
Stock-based compensation	1,137	482	2,159	820
Lease termination expense (2)	107	89	294	268
Non-cash rent expense (3)	(26)	74	(3)	210
Pre-opening expenses	154	—	255	—
Gain on CARES Act Loan forgiveness	(8,561)	—	(8,561)	—
Adjusted EBITDA	13,205	(1,419)	19,651	(234)
Adjusted EBITDA attributable to noncontrolling interest	333	(595)	281	(986)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$12,872	$(824)	$19,370	$752
(1)	Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

The following table presents a reconciliation of Operating income (loss) to Restaurant operating profit for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating income (loss) as reported	$7,756	$(5,283)	$8,613	$(9,634)
Management, license and incentive fee revenue	(2,912)	(135)	(4,226)	(2,297)
General and administrative	6,139	2,438	11,313	5,835
Depreciation and amortization	2,495	2,510	5,194	4,950
COVID-19 related expenses	1,088	695	2,645	2,043
Agreement restructuring expenses	494	—	494	—
Pre-opening expenses	154	—	255	—
Lease termination expense	107	89	294	268
Transaction costs	—	14	—	1,109
Other income, net	—	(11)	—	(12)
Restaurant operating profit	$15,321	$317	$24,582	$2,262
Restaurant operating profit as a percentage of owned restaurant net revenue	22.6%	1.9%	21.0%	4.1%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
STK restaurant operating profit (Company-owned)	9,672	(292)	15,149	915
STK restaurant operating profit (Company-owned) as a percentage of STK revenue (Company-owned)	27.4%	(7.1)%	25.8%	4.3%
Kona Grill restaurant operating profit	5,534	1,102	9,271	1,923
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	17.2%	8.9%	16.0%	5.8%

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $51.3 million, or 310.5%, to $67.8 million for the three months ended June 30, 2021 from $16.5 million for the three months ended June 30, 2020. The increase was primarily attributable to strong sales momentum as state and local governments continued to ease seating capacity restrictions in the markets in which we operate coupled with strong execution of our sales initiatives. Comparable restaurant sales increased 324.1% in the second quarter of 2021.

Management and license fee revenue. Management and license fee revenues increased $2.8 million to $2.9 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenue generated from the opening of one managed STK, one licensed STK and two managed F&B venues during the three months ended June 30, 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $13.0 million, or 311.9%, to $17.2 million for the three months ended June 30, 2021 from $4.2 million for the three months ended June 30, 2020. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales was flat at 25.3% for each of the three months ended June 30, 2021 and June 30, 2020.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $23.3 million to $35.3 million for the three months ended June 30, 2021 from $12.0 million for the three months ended June 30, 2020. Owned restaurant operating costs decreased 2,075 basis points as a percentage of owned restaurant net revenue from 72.8% in the three months ended June 30, 2020 to 52.1% for the three months ended June 30, 2021 due to leverage on higher average weekly sales, actively managing operating costs and the impact of COVID-19 in the second quarter of 2020.

General and administrative. General and administrative costs increased $3.7 million, or 151.8%, to $6.1 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020. The increase was attributable to increased activity as our restaurants are generating strong average weekly sales compared to cost savings measures taken in the prior year period as a result of COVID-19, including the furlough of employees and reduction of third-party professional fees. The increase in general and administrative costs is also due to accruals for incentive compensation and a $0.6 million increase in stock-based compensation, driven by employer payroll taxes on stock option exercises and restricted stock vesting due to an increase in our stock price during 2021.

Depreciation and amortization. Depreciation and amortization expense was consistent at $2.5 million for each of the three months ended June 30, 2021 and 2020.

Pre-opening expenses. In the three months ended June 30, 2021, we incurred $0.2 million of pre-opening expenses related to the STK Bellevue restaurant which opened in July 2021.

COVID-19 related expenses. COVID-19 related expenses were $1.1 million for the three months ended June 30, 2021 compared to $0.7 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Agreement restructuring expenses. Agreement restructuring expense for the three months ended June 30, 2021 was $0.5 million related to the restructuring of four agreements with our management and license partners. We do not expect to incur additional agreement restructuring expenses going forward.

Interest expense, net of interest income. Interest expense, net of interest income was $1.2 million for each of the three months ended June 30, 2021 and 2020, respectively.

Provision (benefit) for income taxes. The provision for income taxes for the three months ended June 30, 2021 was $1.0 million compared to a tax benefit of $3.2 million for the three months ended June 30, 2020. Our 2021 annualized effective tax rate is estimated at 11.7% for 2021. For the three months ended June 30, 2021, the provision for income taxes included discrete period tax benefits resulting from the vesting of restricted stock units and the exercise of stock options.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.3 million for the three months ended June 30, 2021 compared to net loss of $0.4 million for the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $61.9 million, or 112.4%, to $117.0 million for the six months ended June 30, 2021 from $55.1 million for the six months ended June 30, 2020. The increase was primarily attributable to strong sales momentum as state and local governments continue to ease seating capacity restrictions in the markets in which we operate. Comparable restaurant sales increased 110.3% in the first six months of 2021.

Management and license fee revenue. Management and license fee revenues increased $1.9 million to $4.2 million for the six months ended June 30, 2021 from $2.3 million for the six months ended June 30, 2020. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenues generated from the opening of two managed STKs, one new licensed STK and two managed F&B venues during the six months ended June 30, 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $14.9 million, or 104.3%, to $29.2 million for the six months ended June 30, 2021 from $14.3 million for the six months ended June 30, 2020. The increase was due to incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales decreased 100 basis points to 24.9% for the six months ended June 30, 2021 from 25.9% for the six months ended June 30, 2020 due to purchasing synergies across the Company and menu optimization, partially offset by increases in commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $24.7 million to $63.2 million for the six months ended June 30, 2021 from $38.5 million for the six months ended June 30, 2020. Owned restaurant operating costs decreased 1,590 basis points as a percentage of owned restaurant net revenue from 70.0% for the six months ended June 30, 2020 to 54.0% for the six months ended June 30, 2021 due to leverage on higher average weekly sales, actively managing operating costs and the impact of COVID-19 in the first half of 2020.

General and administrative. General and administrative costs increased $5.5 million to $11.3 million for the six months ended June 30, 2021 from $5.8 million for the six months ended June 30, 2020. The increase was attributable to increased activity as restaurants resume in-person dining compared to the prior year period when cost savings measures were implemented as a result of COVID-19 and accruals for incentive compensation. Higher stock-based compensation of $2.2 million also contributed to the increase in general and administrative expenses driven by certain grants that vested based on stock price thresholds during the first quarter as well as employer payroll taxes on stock option exercises and restricted stock vesting.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million to $5.2 million for the six months ended June 30, 2021 from $4.9 million for the six months ended June 30, 2020.

Pre-opening expenses. In the six months ended June 30, 2021, we incurred $0.3 million of pre-opening expenses related to the STK Bellevue restaurant which opened in July 2021.

COVID-19 related expenses. COVID-19 related expenses were $2.6 million for the six months ended June 30, 2021 compared to $2.0 million for the six months ended June 30, 2020. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Agreement restructuring expenses. Agreement restructuring expense for the six months ended June 30, 2021 was $0.5 million related to the restructuring of four agreements with our management and license partners. We do not expect to incur additional agreement restructuring expenses going forward.

Interest expense, net of interest income. Interest expense, net of interest income was $2.5 million for the six months ended June 30, 2021 compared to $2.4 million for the prior year period.

Provision (benefit) for income taxes. The provision for income taxes for the six months ended June 30, 2021 was $0.6 million compared to a tax benefit of $3.9 million for the six months ended June 30, 2020. Our 2021 annualized effective tax rate is estimated at 11.7% for 2021. For the six months ended June 30, 2021, the provision for income taxes included discrete period tax benefits resulting from the vesting of restricted stock units and the exercise of stock options.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.1 million for the six months ended June 30, 2021 compared to net loss of $0.7 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. At June 30, 2021, we had cash and cash equivalents of $41.4 million. We had $47.2 million in long-term debt, which consisted of our Credit Agreement and an equipment financing agreement, and $9.8 million in CARES Act Loan as of June 30, 2021. Subsequently, in July 2021, the Company was notified that the SBA had forgiven the $9.8 million CARES Act Loan in its entirety. As of June 30, 2021, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 5 to the condensed consolidated financial statements.

In the six months ended June 30, 2021, capital expenditures were $5.4 million primarily for the construction of an STK restaurant in Bellevue, Washington, technology initiatives, and capital expenditures for existing restaurants. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light expansion strategy, we plan to enter into management and license agreements for the operation of future STK restaurants where we are not required to contribute significant capital upfront.

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

On August 6, 2021, the Company amended the Credit Agreement with Goldman Sachs Bank USA.

The amended agreement provides for additional flexibility and extends the maturity date for both the term loan and revolving credit facility by five years to August 2026. The amendment provides for a secured revolving credit facility of $12.0 million and a

$25.0 million term loan which was reduced $48.0 million. The term loan is payable in quarterly installments, with the final payment due in August 2026.

A summary of other changes to the amended Credit Agreement include:

●	Removes all financial covenants except a maximum net leverage ratio of 2.00 to 1.00;
●	Removes restrictions on the maximum amount of capital expenditures;
●	Removes restrictions on the maximum number of Company-owned new locations; and
●	Removes restrictions on credit extensions with regards to the revolving credit facility

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor from a 1.75% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% from a variable interest rate margin of 5.75 to 6.75% (for LIBOR rate loans) and 4.00% from 4.75% to 5.75% (for base rate loans).

As of June 30, 2021, we were compliant with the covenants required by the Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

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

The Company applied for forgiveness of the CARES Act Loans in February 2021. In June 2021, the Company received notification that the SBA had forgiven the CARES Act Loan and related interest for Kona Grill Acquisition, LLC in its entirety. As a result, the Company recognized an $8.6 million gain on CARES Act Loan forgiveness for the three months ended June 30, 2021. Subsequently, in July 2021, the Company received notification that the SBA had forgiven the CARES Act Loan for The ONE Group, LLC in its entirety.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2021, and 2020 (in thousands):

	For the six months ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$19,844	$(4,927)
Investing activities	(5,373)	(1,681)
Financing activities	2,560	17,779
Effect of exchange rate changes on cash	(9)	(55)
Net increase (decrease) in cash and cash equivalents	$17,022	$11,116

Operating Activities. Net cash provided by operating activities was $19.8 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $4.9 million for the six months ended June 30, 2020. The increase was primarily attributable to net income generated for the six months ended June 30, 2021, as state and local jurisdictions eased COVID-19 related restrictions compared to a net loss for the same period prior year as a result of COVID-19 restrictions. The increase is also attributed to an increase in accounts payable and accrued expenses due to higher restaurant sales volumes.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $5.4 million primarily for the construction of an STK restaurant in Bellevue, Washington, technology initiatives, and capital expenditures for existing restaurants compared to $1.7 million for the six months ended June 30, 2020 as capital expenditures were deferred due to COVID-19.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2021 was $2.6 million compared to $17.8 million in the six months ended June 30, 2020 primarily related to proceeds from CARES Act Loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2021, we issued 100,000 shares of common stock to 22235570 Ontario Limited in connection with its exercise of a warrant for aggregate consideration of $261,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1*	Third Amendment to Credit and Guaranty Agreement dated August 6, 2021 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2021

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer