Form 10-Q
period 2021-09-30
ONE Group Hospitality, Inc.
filed 2021-11-04
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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

Number of shares of common stock outstanding as of October 31, 2021: 32,107,635

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,078	$24,385
Accounts receivable	8,348	5,777
Inventory	3,006	2,490
Other current assets	2,287	1,348
Due from related parties	376	376
Total current assets	33,095	34,376

Property and equipment, net	68,530	67,344
Operating lease right-of-use assets	83,957	80,960
Deferred tax assets, net	11,722	13,226
Intangibles, net	15,724	16,313
Other assets	3,189	2,446
Security deposits	898	904
Total assets	$217,115	$215,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,849	$7,404
Accrued expenses	20,911	15,684
Deferred license revenue	100	207
Deferred gift card revenue and other	975	1,990
Current portion of operating lease liabilities	5,116	4,817
Current portion of CARES Act Loans	—	10,057
Current portion of long-term debt	500	588
Total current liabilities	37,451	40,747

Deferred license revenue, long-term	318	953
Operating lease liabilities, net of current portion	102,312	98,569
CARES Act Loans, net of current portion	—	8,257
Long-term debt, net of current portion	23,196	45,064
Total liabilities	163,277	193,590

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,094,253 and 29,083,183 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock	(37)	—
Additional paid-in capital	52,519	46,538
Retained earnings (accumulated deficit)	4,861	(20,716)
Accumulated other comprehensive loss	(2,690)	(2,646)
Total stockholders’ equity	54,656	23,179
Noncontrolling interests	(818)	(1,200)
Total equity	53,838	21,979
Total liabilities and equity	$217,115	$215,569

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except loss per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	$67,966	$37,822	$184,982	$92,908
Management, license and incentive fee revenue	3,903	1,745	8,129	4,042
Total revenues	71,869	39,567	193,111	96,950
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,733	9,091	46,925	23,378
Owned restaurant operating expenses	38,640	22,454	101,882	60,991
Total owned operating expenses	56,373	31,545	148,807	84,369
General and administrative (including stock-based compensation of $653, $496, $2,812, and $1,316 for the three and nine months ended September 30, 2021 and 2020, respectively)	5,959	3,400	17,272	9,235
Depreciation and amortization	2,572	2,655	7,766	7,605
COVID-19 related expenses	1,131	1,716	3,776	3,759
Agreement restructuring expenses	—	—	494	—
Pre-opening expenses	587	45	842	45
Lease termination expenses	58	185	352	453
Transaction costs	131	—	131	1,109
Other income, net	—	1	—	(11)
Total costs and expenses	66,811	39,547	179,440	106,564
Operating income (loss)	5,058	20	13,671	(9,614)
Other (income) expenses, net:
Interest expense, net of interest income	781	1,280	3,262	3,650
Loss on early debt extinguishment	600	—	600	—
Gain on CARES Act Loan forgiveness	(9,968)	—	(18,529)	—
Total other (income) expenses, net	(8,587)	1,280	(14,667)	3,650
Income (loss) before provision (benefit) for income taxes	13,645	(1,260)	28,338	(13,264)
Provision (benefit) for income taxes	1,544	(350)	2,188	(4,231)
Net income (loss)	12,101	(910)	26,150	(9,033)
Less: net income (loss) attributable to noncontrolling interest	430	(35)	573	(687)
Net income (loss) attributable to The One Group Hospitality, Inc.	$11,671	$(875)	$25,577	$(8,346)
Currency translation gain (loss)	(34)	19	(44)	(23)
Comprehensive income (loss) attributable to The ONE Group Hospitality, Inc.	$11,637	$(856)	$25,533	$(8,369)

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) per share	$0.36	$(0.03)	$0.83	$(0.29)
Diluted net income (loss) per share	$0.34	$(0.03)	$0.75	$(0.29)

Shares used in computing basic income (loss) per share	31,993,557	29,010,348	30,830,521	28,857,990
Shares used in computing diluted income (loss) per share	34,380,573	29,010,348	34,223,857	28,857,990

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2020	29,083,183	$3	$—	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	—	1,022	—	—	1,022	—	1,022
Exercise of stock options and warrants	450,971	—	—	—	—	—	—	—	—
Issuance of common shares, net of tax withholding	67,685	—	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$—	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694
Stock-based compensation	9,210	—	—	741	—	—	741	—	741
Exercise of stock options and warrants	931,558	—	—	3,151	—	—	3,151	—	3,151
Issuance of common shares, net of tax withholding	1,297,525	—	—	—	—	—	—	—	—
Gain on foreign currency translation, net	—	—	—	—	—	8	8	—	8
Net income (loss)	—	—	—	—	13,836	—	13,836	273	14,109
Balance at June 30, 2021	31,865,775	$3	$—	$51,414	$(6,810)	$(2,656)	$41,951	$(1,248)	$40,703
Stock-based compensation	18,978	—	—	679	—	—	679	—	679
Exercise of stock options	200,000	—	—	426	—	—	426	—	426
Issuance of common shares, net of tax withholding	9,500	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(37)	—	—	—	(37)	—	(37)
Loss on foreign currency translation, net	—	—	—	—	—	(34)	(34)	—	(34)
Net income (loss)	—	—	—	—	11,671	—	11,671	430	12,101
Balance at September 30, 2021	32,094,253	$3	$(37)	$52,519	$4,861	$(2,690)	$54,656	$(818)	$53,838

Balance at December 31, 2019	28,603,829	$3	$—	$44,853	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	69,327	—	—	338	—	—	338	—	338
Exercise of stock options	18,000	—	—	38	—	—	38	—	38
Issuance of common shares, net of tax withholding	116,644	—	—	—	—	—	—	—	—
Loss on foreign currency translation, net	—	—	—	—	—	(44)	(44)	—	(44)
Net income (loss)	—	—	—	—	(4,599)	—	(4,599)	(274)	(4,873)
Balance at March 31, 2020	28,807,800	$3	$—	$45,229	$(12,490)	$(2,695)	$30,047	$(676)	$29,371
Stock-based compensation	58,929	—	—	482	—	—	482	—	482
Issuance of common shares, net of tax withholding	93,418	—	—	(90)	—	—	(90)	—	(90)
Gain on foreign currency translation, net	—	—	—	—	—	2	2	—	2
Net income (loss)	—	—	—	—	(2,872)	—	(2,872)	(378)	(3,250)
Balance at June 30, 2020	28,960,147	$3	$—	$45,621	$(15,362)	$(2,693)	$27,569	$(1,054)	$26,515
Stock-based compensation	61,566	—	—	496	—	—	496	—	496
Issuance of common shares, net of tax withholding	9,133	—	—	(13)	—	—	(13)	—	(13)
Gain on foreign currency translation, net	—	—	—	—	—	19	19	—	19
Net income (loss)	—	—	—	—	(875)	—	(875)	(35)	(910)
Balance at September 30, 2020	29,030,846	$3	$—	$46,104	$(16,237)	$(2,674)	$27,196	$(1,089)	$26,107

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$26,150	$(9,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,766	7,605
Stock-based compensation	2,442	1,316
CARES Act loan forgiveness	(18,529)	—
Amortization of debt issuance costs	321	356
Deferred taxes	1,504	(4,272)
Loss on early debt extinguishment	600	—
Changes in operating assets and liabilities:
Accounts receivable	(2,611)	4,567
Inventory	(516)	802
Other current assets	(811)	(299)
Due from related parties	—	(35)
Security deposits	7	315
Other assets	(348)	(986)
Accounts payable	2,314	(706)
Accrued expenses	5,454	241
Operating lease liabilities and right-of-use assets	1,045	710
Deferred gift card and license revenue	(1,758)	(1,256)
Net cash provided by (used in) operating activities	23,030	(675)

Investing activities:
Purchase of property and equipment	(8,112)	(2,660)
Net cash used in investing activities	(8,112)	(2,660)

Financing activities:
Proceeds from CARES Act Loans	—	18,314
Repayments of long-term debt	(22,633)	(592)
Debt issuance costs	(866)	(50)
Exercise of stock options and warrants	3,577	38
Tax-withholding obligation on stock based compensation	(154)	(103)
Purchase of treasury stock	(37)	—
Purchase of non-controlling interests	(75)	—
Net cash provided by financing activities	(20,188)	17,607
Effect of exchange rate changes on cash	(37)	(51)
Net increase in cash and cash equivalents	(5,307)	14,221
Cash and cash equivalents, beginning of period	24,385	12,344
Cash and cash equivalents, end of period	$19,078	$26,565
Supplemental disclosure of cash flow data:
Interest paid	$3,118	$2,871
Income taxes paid	$53	$253
Non-cash CARES Act loan forgiveness	$18,529	$—
Non-cash property and equipment additions	$—	$303

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

As of September 30, 2021, the Company-owned, operated, managed, or licensed 60 venues, including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in six hotels and casinos in the United States and Europe. In January 2021, the Company opened a managed STK restaurant in Scottsdale, Arizona. In the second quarter of 2021, the Company opened a managed STK restaurant in the Westminster area of London, United Kingdom and a licensed STK restaurant within the Los Cabos International Airport in San Jose del Cabo, Mexico which represents the STK brand’s debut at an airport. In May 2021, the Company also opened Bao Yum, a new brand under ONE Hospitality, and commenced management of certain F&B hospitality management services at the Westminster Curio Hotel in London, United Kingdom. In July 2021, the Company opened an owned STK restaurant in Bellevue, Washington. In August 2021, the Company entered into a management agreement for Rivershore Bar & Grill in Oregon City, Oregon. For those restaurants that are managed or licensed, the Company generates management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

The COVID-19 pandemic has significantly impacted the Company’s business. Beginning in mid-March 2020, the Company experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions once again and the Company has experienced strong sales momentum coming out of the pandemic. Currently, all domestic and international restaurants are open for in-person dining. The Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees.

Given the ongoing uncertainty surrounding the COVID-19 pandemic, the Company cannot reasonably predict if the sales and profitability levels coming out of the pandemic will continue for the remainder of 2021. It is possible that an increase in cases could result in restrictions on in-restaurant dining operations that could materially and negatively affect the Company’s results of operations. The Company’s continuation of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company adopted ASU No. 2019-12 on January 1, 2021 and it did not have a significant impact to the consolidated financial statements.

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

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Furniture, fixtures and equipment	$23,464	$22,328
Leasehold improvements	75,901	71,654
Less: accumulated depreciation	(37,460)	(30,948)
Subtotal	61,905	63,034
Construction in progress	4,372	2,294
Restaurant smallwares	2,253	2,016
Total	$68,530	$67,344

Depreciation related to property and equipment was $2.3 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not depreciate construction in progress, assets not yet put into service or restaurant smallwares.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Kona Grill trade name	$17,400	$17,400
Other finite-lived intangible assets	66	—
Less: accumulated amortization	(1,742)	(1,087)
Total intangibles, net	$15,724	$16,313

The Kona Grill trade name and other finite-lived intangible assets are amortized using the straight-line method over its estimated useful life of 10 to 20 years. Amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million for each of the nine months ended September 30, 2021 and 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related (1)(2)	$7,860	$4,860
Accrued lease exit costs (3)	4,144	4,144
VAT and sales taxes	2,309	1,119
Amounts due to landlords	1,757	1,883
Insurance	661	330
Interest	129	474
Legal, professional and other services	357	301
Income taxes and related	508	—
Construction on new restaurants	69	—
Other	3,117	2,573
Total	$20,911	$15,684

(1)	Payroll and related includes $2.6 million in employer payroll taxes at September 30, 2021 and December 31, 2020 for which payment has been deferred under the CARES Act.
(2)	Amount relates to lease exit costs for restaurants never built and still under dispute with landlords.

Note 5 – Long-Term Debt and CARES Act Loans

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term loan agreements	$24,875	$47,400
Revolving credit facility	—	—
Equipment financing agreements	—	108
Total long-term debt	24,875	47,508
Less: current portion of long-term debt	(500)	(588)
Less: debt issuance costs	(1,179)	(1,856)
Total long-term debt, net of current portion	$23,196	$45,064

Interest expense for all the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $0.7 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had $1.3 million in standby letters of credit outstanding for certain restaurants and $10.7 million available in its revolving credit facility, subject to certain conditions.

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

On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement with Goldman Sachs Bank USA. The amended agreement provides for additional flexibility and extends the maturity date for both the term loan and revolving credit facility by five years to August 2026. The amendment provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan which was reduced from $48.0 million. The term loan is payable in quarterly installments, with the final payment due in August 2026.

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

In conjunction with the amended Credit Agreement, the Company made a pre-payment on the loan of $22.2 million and incurred $0.9 million in debt issuance costs. The Company accounted for the amendment as a debt modification with a partial extinguishment and recognized a loss on early debt extinguishment of $0.6 million for the three months ended September 30, 2021 and $0.1 million in transaction costs.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of September 30, 2021 and December 31, 2020 was 6.00% and 8.50%, respectively.

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

As of September 30, 2021, the Company had $1.2 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt and $0.6 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of September 30, 2021, the Company was in compliance with the financial covenants required by the Credit Agreement.

Equipment Financing Agreements

On June 5, 2015 and August 16, 2016, the Company entered into financing agreements with Sterling National Bank for $1.0 million and $0.7 million, respectively, to purchase equipment for the STKs in Orlando, Chicago, San Diego, and Denver. Each of these financing agreements has five-year terms and bear interest at a rate of 5% per annum, payable in equal monthly installments. The financing agreements were fully paid as of September 30, 2021.

CARES Act Loans

On May 4, 2020, two subsidiaries of the Company entered into promissory notes (“CARES Act Loans”) with BBVA USA under the Paycheck Protection Program (“PPP”) created by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Repayment of the CARES Act Loans was guaranteed by the U.S. Small Business Administration (“SBA”). The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

The CARES Act Loans were eligible for forgiveness if the proceeds were used for qualified purposes within a specified period and if at least 60% was spent on payroll costs. The Company used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work.

The Company applied for forgiveness of the CARES Act Loans in February 2021. In June 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for Kona Grill Acquisition, LLC in its entirety. Subsequently, in July 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for The ONE Group, LLC in its entirety. As a result, the Company recognized $10.0 million and $18.5 million gain on CARES Act Loan forgiveness for the three and nine months ended September 30, 2021.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2021.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Bagatelle

As of September 30, 2021 and December 31, 2020, the Company-owned interests in the following companies, which directly or indirectly own a restaurant:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% aggregate interest, held directly and indirectly through other entities, in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as investments as the Company has determined that it does not have the ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of September 30, 2021 and December 31, 2020, the Company has zero carrying value in these investments.

Net receivables from the Bagatelle entities included in due from related parties, net were $0.4 million as of September 30, 2021 and December 31, 2020. These receivables represent the Company’s maximum exposure to loss. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

Note 8 – Income taxes

Income taxes for the three and nine months ended September 30, 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was 11.3% and 7.7% for the three and nine months ended September 30, 2021 compared to 27.8% and 31.9% for the three and nine months ended September 30, 2020, respectively. The Company’s annualized effective tax rate is estimated at approximately 11.0% for 2021. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; (iv) the tax effect of non-deductible compensation and (v) forgiveness of the CARES Act Loan is non-taxable. Income tax provision recorded for the three and nine months ended September 30, 2021 also included the discrete period tax benefits resulting from the vesting of restricted stock units and exercise of stock options.

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

Note 9 – Revenue from Contracts with Customers

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	September 30,	December 31,
	2021	2020
Receivables (1)	$—	$125
Deferred license revenue (2)	$418	$1,160
Deferred gift card and gift certificate revenue (3)	$817	$1,945
Konavore rewards program (4)	$127	$102
(1)	Receivables are included in accounts receivable on the condensed consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	September 30,	September 30,
	2021	2020
Revenue recognized from deferred license revenue	$134	$154
Revenue recognized from deferred gift card revenue	$1,232	$1,173

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2021 were as follows for each year ending (in thousands):

2021, three months remaining	$30
2022	90
2023	79
2024	45
2025	44
Thereafter	130
Total future estimated deferred license revenue	$418

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	September 30,	September 30,
	2021	2020
Lease cost
Operating lease cost	$10,099	$9,950
Variable lease cost	4,275	(415)
Short-term lease cost	458	315
Sublease income	—	(404)
Total lease cost	$14,832	$9,446

Weighted average remaining lease term – operating leases	13 years	12 years
Weighted average discount rate – operating leases	8.49%	8.10%

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

The Company has entered into an operating lease for a future STK restaurant in San Francisco, California that had not commenced as of September 30, 2021. The present value of the aggregate future commitment related to this lease totals $5.6 million. The Company expects this lease, which has an initial lease term of 10 years and two five-year options, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 30,	September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,211	$6,263
Right-of-use assets obtained in exchange for operating lease obligations	$5,369	$4,968

As of September 30, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2021, three months remaining	$3,323
2022	13,903
2023	14,350
2024	13,821
2025	12,844
Thereafter	126,988
Total lease payments	185,229
Less: imputed interest	(77,801)
Present value of operating lease liabilities	$107,428

For the three months remaining in 2021, the Company’s operating lease liabilities does not include future rent abatements that have been or will be negotiated with landlords.

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

For the three and nine months ended September 30, 2021 and 2020, the income (loss) per share was calculated as follows (in thousands, except loss per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$11,671	$(875)	$25,577	$(8,346)

Basic weighted average shares outstanding	31,993,557	29,010,348	30,830,521	28,857,990
Dilutive effect of stock options, warrants and restricted share units	2,387,016	—	3,393,336	—
Diluted weighted average shares outstanding	34,380,573	29,010,348	34,223,857	28,857,990

Net income (loss) available to common stockholders per share - Basic	$0.36	$(0.03)	$0.83	$(0.29)
Net income (loss) available to common stockholders per share - Diluted	$0.34	$(0.03)	$0.75	$(0.29)

For the nine months ended September 30, 2021 and 2020, zero and 1.4 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 12 – Stock-Based Compensation and Warrants

As of September 30, 2021, the Company had 147,256 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively, and $2.8 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Included in stock-based compensation cost was $0.2 million and $0.1 million of stock granted to directors for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million of stock granted to directors for the nine months ended September 30, 2021 and 2020, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices and included grants to two new board members appointed in September 2021. In addition, stock-based compensation expense for the three months ended June 30, 2021 included $0.4 million of employer payroll taxes associated with stock option and RSU activity during the quarter. Stock-based compensation for the three months ended March 31, 2021 included $0.3 million of compensation costs for the vesting of market condition based options and RSUs.

Stock Option Activity

Stock options in the table below include both time based and market condition based awards. Changes in stock options during the nine months ended September 30, 2021 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2020	1,707,008	$3.37	4.98 years	$1,454
Exercisable at December 31, 2020	1,443,675	$3.57	4.68 years	$1,112
Vested	594,402	$3.09
Exercised	(1,031,558)	$3.22
Cancelled, expired or forfeited	(10,000)	$2.13
Outstanding at September 30, 2021	1,259,852	$3.37	4.16 years	$9,219
Exercisable September 30, 2021	1,134,185	$3.49	3.96 years	$8,163

A summary of the status of the Company’s non-vested stock options as of December 31, 2020 and September 30, 2021 and changes during the nine months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2020	263,333	$0.99
Vested	(127,667)	1.00
Cancelled, expired or forfeited	(10,000)	0.87
Non-vested stock options at September 30, 2021	125,667	$1.00

The fair value of options that vested in the nine months ended September 30, 2021 was $0.1 million. As of September 30, 2021, there is $0.1 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 0.5 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine months ended September 30, 2021 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2020	1,871,592	$1.68
Granted	965,599	7.68
Vested	(1,080,175)	1.88
Cancelled, expired or forfeited	(19,333)	(4.34)
Non-vested RSUs at September 30, 2021	1,737,683	$4.90

As of September 30, 2021, the Company had approximately $7.7 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 3.2 years.

Warrants

As of December 31, 2020, there were outstanding warrants to purchase 865,000 shares of common stock at exercise prices ranging from $1.63 to $2.61. During the first quarter of 2021, the Company issued 450,971 shares in connection with the net exercise by Anson Investments Master Fund LP of warrants to purchase 640,000 shares. In April 2021, the Company issued 100,000 shares to 22235570 Ontario Limited in connection with its exercise of a warrant for aggregate consideration of $261,000. As of September 30, 2021, warrants to purchase 125,000 shares at a strike price of $1.63 per share were outstanding to a single party.

Note 13 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum Heliot, Hideout, Marconi, Radio, and Rivershore. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three and nine months ended September 30, 2021 and 2020 for each segment is provided below (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2021
Total revenues	$40,018	$31,177	$578	$96	$71,869
Operating income (loss)	$9,996	$2,258	$369	$(7,565)	$5,058
Capital asset additions	$1,890	$665	$29	$155	$2,739
For the nine months ended September 30, 2021
Total revenues	$102,495	$89,001	$991	$624	$193,111
Operating income (loss)	$26,403	$9,124	$185	$(22,041)	$13,671
Capital asset additions	$5,115	$1,570	$102	$1,325	$8,112
As of September 30, 2021
Total assets	$90,973	$89,253	$6,362	$30,527	$217,115

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2020
Total revenues	$16,475	$22,794	$169	$129	$39,567
Operating income (loss)	$2,639	$2,215	$65	$(4,899)	$20
Capital asset additions	$528	$398	$7	$46	$979
For the nine months ended September 30, 2020
Total revenues	$39,740	$55,831	$1,105	$274	$96,950
Operating income (loss)	$3,404	$1,816	$136	$(14,970)	$(9,614)
Capital asset additions	$1,056	$1,141	$184	$279	$2,660
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Domestic revenues	$70,192	$38,745	$190,390	$95,304
International revenues	1,677	822	2,721	1,646
Total revenues	$71,869	$39,567	$193,111	$96,950

	September 30,	December 31,
	2021	2020
Domestic long-lived assets	$184,351	$180,935
International long-lived assets	1,076	258
Total long-lived assets	$185,427	$181,193

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

We opened our first restaurant in January 2004 in New York, New York, and, as of September 30, 2021, we owned, operated, managed or licensed 60 venues including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues operated under ONE Hospitality in six hotels and casinos throughout the United States and Europe. In January 2021, we opened a managed STK restaurant in Scottsdale, Arizona. In the second quarter of 2021, we opened a managed STK restaurant in the Westminster area of London, United Kingdom and a licensed STK restaurant within the Los Cabos International

Airport in San Jose del Cabo, Mexico which represents the brand’s debut at an airport. In May 2021, we also opened Bao Yum, a new brand under ONE Hospitality, and commenced management of certain F&B hospitality management services at the Westminster Curio Hotel in London, United Kingdom. In July 2021, we opened an owned STK restaurant in Bellevue, Washington. In August 2021, we entered into a management agreement with Rivershore Bar & Grill in Oregon City, Oregon. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of September 30, 2021:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	11	24	2	37
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	14	24	3	41
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	5	—	—	5
Total international	9	—	10	19
Total venues	23	24	13	60
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of Our STK and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Operating Efficiency
●	Acquisitions

We intend to open thirteen new STK and F&B venues in 2021 and 2022, of which seven are currently open, and three to five Kona Grill locations in 2022. There are currently two Company-owned STK restaurant (San Franciso, CA and Dallas, TX), one Company-owned Kona Grill restaurant (Riverton, UT) and one managed STK restaurant (Stratford, UK) under development. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

The COVID-19 pandemic has significantly impacted our business. Beginning in mid-March 2020, we experienced a significant reduction in guest traffic due to government mandated restrictions resulting in the temporary closure of several restaurants and the shift in operations to provide only take-out and delivery service. Starting in May 2020, state and local governments began easing restrictions on stay-at-home orders; however, certain states reimposed restrictions as COVID-19 cases increased during the fall of 2020. In February 2021, many jurisdictions began easing restrictions again and we experienced strong sales momentum coming out of the pandemic. Currently, all domestic restaurants are open for in-person dining. We have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees.

Given the ongoing uncertainty surrounding the COVID-19 pandemic, we cannot reasonably predict if the sales and profitability levels coming out of the pandemic will continue for the remainder of 2021. It is possible that an increase in cases could result in restrictions on in-restaurant dining operations that could materially and negatively affect our results of operations. Our continuation of normal dining operations is subject to events beyond its control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

Executive Summary

Total revenue increased $32.3 million, or 81.6% to $71.9 million for the three months ended September 30, 2021 compared to $39.6 million for the three months ended September 30, 2020 primarily due to strong sales momentum as state and local governments eased seating capacity restrictions in the markets in which we operate coupled with strong execution of our sales initiatives. Same-store sales increased 78.9% in the third quarter of 2021 compared to the third quarter of 2020 as seating capacity restrictions limited in-person restaurant dining in the prior year period. On a two-year basis, same store sales for the third quarter of 2021 increased 44.7% compared to the third quarter of 2019. STK same store sales increased 63.8% on a two-year basis while Kona Grill same store sales increased 26.9%.

Restaurant operating profit increased $5.3 million, or 84.7% to $11.6 million for the three months ended September 30, 2021 compared to $6.3 million for the three months ended September 30, 2020. Restaurant operating profit as a percentage of owned restaurant net revenue was 17.1% in the third quarter of 2021 compared to 16.6% in the third quarter of 2020.

Operating income increased $5.0 million to $5.0 million for the three months ended September 30, 2021 compared to operating income of less than $0.1 million for the three months ended September 30, 2020. The increase was primarily driven by strong sales aided by increased seating capacity in our restaurants as state and local governments eased seating capacity restrictions.

Total revenues increased $96.1 million, or 99.2% to $193.1 million for the nine months ended September 30, 2021 compared to $97.0 million for the nine months ended September 30, 2020. Restaurant operating profit increased $27.6 million to $36.2 million for the nine months ended September 30, 2021 compared to restaurant operating profit of $8.5 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we generated operating income of $13.7 million compared to an operating loss of $9.6 million for the nine months ended September 30, 2020.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	$67,966	$37,822	$184,982	$92,908
Management, license and incentive fee revenue	3,903	1,745	8,129	4,042
Total revenues	71,869	39,567	193,111	96,950
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,733	9,091	46,925	23,378
Owned restaurant operating expenses	38,640	22,454	101,882	60,991
Total owned operating expenses	56,373	31,545	148,807	84,369
General and administrative (including stock-based compensation of $653, $496, $2,812, and $1,316 for the three and nine months ended September 30, 2021 and 2020, respectively)	5,959	3,400	17,272	9,235
Depreciation and amortization	2,572	2,655	7,766	7,605
COVID-19 related expenses	1,131	1,716	3,776	3,759
Agreement restructuring expenses	—	—	494	—
Pre-opening expenses	587	45	842	45
Lease termination expenses	58	185	352	453
Transaction costs	131	—	131	1,109
Other income, net	—	1	—	(11)
Total costs and expenses	66,811	39,547	179,440	106,564
Operating income (loss)	5,058	20	13,671	(9,614)
Other (income) expenses, net:
Interest expense, net of interest income	781	1,280	3,262	3,650
Loss on early debt extinguishment	600	—	600	—
Gain on CARES Act Loan forgiveness	(9,968)	—	(18,529)	—
Total other (income) expenses, net	(8,587)	1,280	(14,667)	3,650
Income (loss) before provision (benefit) for income taxes	13,645	(1,260)	28,338	(13,264)
Provision (benefit) for income taxes	1,544	(350)	2,188	(4,231)
Net income (loss)	12,101	(910)	26,150	(9,033)
Less: net income (loss) attributable to noncontrolling interest	430	(35)	573	(687)
Net income (loss) attributable to The One Group Hospitality, Inc.	$11,671	$(875)	$25,577	$(8,346)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Owned restaurant net revenue	94.6%	95.6%	95.8%	95.8%
Management, license and incentive fee revenue	5.4%	4.4%	4.2%	4.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	26.1%	24.0%	25.4%	25.2%
Owned restaurant operating expenses (1)	56.9%	59.4%	55.1%	65.6%
Total owned operating expenses (1)	82.9%	83.4%	80.4%	90.8%
General and administrative (including stock-based compensation of 0.9% and 1.3% and 1.5% and 1.4% for the three and nine months ended September 30, 2021 and 2020, respectively)	8.3%	8.6%	8.9%	9.5%
Depreciation and amortization	3.6%	6.7%	4.0%	7.8%
COVID-19 related expenses	1.6%	4.3%	2.0%	3.9%
Agreement restructuring expenses	—%	—%	0.3%	—%
Pre-opening expenses	0.8%	0.1%	0.4%	—%
Lease termination expenses	0.1%	0.5%	0.2%	0.5%
Transaction costs	0.2%	—%	0.1%	1.1%
Other income, net	—%	—%	—%	—%
Total costs and expenses	93.0%	99.9%	92.9%	109.9%
Operating income (loss)	7.0%	0.1%	7.1%	(9.9)%
Other (income) expenses, net:
Interest expense, net of interest income	1.1%	3.2%	1.7%	3.8%
Loss on early debt extinguishment	0.8%	—%	0.3%	—%
Gain on CARES Act Loan forgiveness	(13.9)%	—%	(9.6)%	—%
Total other (income) expenses, net	(12.0)%	3.2%	(7.6)%	3.8%
Income (loss) before provision (benefit) for income taxes	19.0%	(3.2)%	14.7%	(13.7)%
Provision (benefit) for income taxes	2.1%	(0.9)%	1.1%	(4.4)%
Net income (loss)	16.8%	(2.3)%	13.5%	(9.3)%
Less: net income (loss) attributable to noncontrolling interest	0.6%	(0.1)%	0.3%	(0.7)%
Net income (loss) attributable to The One Group Hospitality, Inc.	16.2%	(2.2)%	13.2%	(8.6)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2021
Total revenues	$40,018	$31,177	$578	$96	$71,869
Operating income (loss)	$9,996	$2,258	$369	$(7,565)	$5,058
Capital asset additions	$1,890	$665	$29	$155	$2,739
For the nine months ended September 30, 2021
Total revenues	$102,495	$89,001	$991	$624	$193,111
Operating income (loss)	$26,403	$9,124	$185	$(22,041)	$13,671
Capital asset additions	$5,115	$1,570	$102	$1,325	$8,112
As of September 30, 2021
Total assets	$90,973	$89,253	$6,362	$30,527	$217,115

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2020
Total revenues	$16,475	$22,794	$169	$129	$39,567
Operating income (loss)	$2,639	$2,215	$65	$(4,899)	$20
Capital asset additions	$528	$398	$7	$46	$979
For the nine months ended September 30, 2020
Total revenues	$39,740	$55,831	$1,105	$274	$96,950
Operating income (loss)	$3,404	$1,816	$136	$(14,970)	$(9,614)
Capital asset additions	$1,056	$1,141	$184	$279	$2,660
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to The One Group Hospitality, Inc.	$11,671	$(875)	$25,577	$(8,346)
Net income (loss) attributable to noncontrolling interest	430	(35)	573	(687)
Net income (loss)	12,101	(910)	26,150	(9,033)
Interest expense, net of interest income	781	1,280	3,262	3,650
Provision (benefit) for income taxes	1,544	(350)	2,188	(4,231)
Depreciation and amortization	2,572	2,655	7,766	7,605
EBITDA	16,998	2,675	39,366	(2,009)
COVID-19 related expenses	1,131	1,716	3,776	3,759
Agreement restructuring expenses	—	—	494	—
Transaction costs (1)	131	—	131	1,109
Stock-based compensation	653	496	2,812	1,316
Lease termination expense (2)	58	185	352	453
Non-cash rent expense (3)	(16)	58	(19)	268
Pre-opening expenses	587	45	842	45
Gain on CARES Act Loan forgiveness	(9,968)	—	(18,529)	—
Loss on early debt extinguishment	600	—	600	—
Adjusted EBITDA	10,174	5,175	29,825	4,941
Adjusted EBITDA attributable to noncontrolling interest	126	511	407	(475)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,048	$4,664	$29,418	$5,416
(1)	Primarily transaction and integration costs incurred with the Kona Grill acquisition and subsequent integration activities and professional fees associated with the amended Credit Agreement.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

The following table presents a reconciliation of Operating income (loss) to Restaurant operating profit for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating income (loss) as reported	$5,058	$20	$13,671	$(9,614)
Management, license and incentive fee revenue	(3,903)	(1,745)	(8,129)	(4,042)
General and administrative	5,959	3,400	17,272	9,235
Depreciation and amortization	2,572	2,655	7,766	7,605
COVID-19 related expenses	1,131	1,716	3,776	3,759
Agreement restructuring expenses	—	—	494	—
Pre-opening expenses	587	45	842	45
Lease termination expense	58	185	352	453
Transaction costs	131	—	131	1,109
Other income, net	—	1	—	(11)
Restaurant operating profit	$11,593	$6,277	$36,175	$8,539
Restaurant operating profit as a percentage of owned restaurant net revenue	17.1%	16.6%	19.6%	9.2%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
STK restaurant operating profit (Company owned)	8,309	2,767	23,458	3,682
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	22.6%	18.6%	24.6%	10.2%
Kona Grill restaurant operating profit	3,422	3,546	12,693	5,469
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	11.0%	15.6%	14.3%	9.8%

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $30.1 million, or 79.7%, to $68.0 million for the three months ended September 30, 2021 from $37.8 million for the three months ended September 30, 2020. The increase was primarily attributable to strong sales momentum as state and local governments continued to ease seating capacity restrictions in the markets in which we operate coupled with strong execution of our sales initiatives. Comparable restaurant sales increased 78.9% in the third quarter of 2021.

Management and license fee revenue. Management and license fee revenues increased $2.2 million, or 123.7% to $3.9 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenue generated from the opening of two managed STKs, one licensed STK and three managed F&B venues during 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $8.6 million, or 95.1%, to $17.7 million for the three months ended September 30, 2021 from $9.1 million for the three months ended September 30, 2020. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales increased 210 basis points from 24.0% in the three months ended September 30, 2020 to 26.1% for the three months ended September 30, 2021 primarily due to increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $16.2 million to $38.6 million for the three months ended September 30, 2021 from $22.5 million for the three months ended September 30, 2020. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 250 basis points from 59.4% in the three months ended September 30, 2020 to 56.9% for the three months ended September 30, 2021 due to leverage on higher average weekly sales, actively managing operating costs and the impact of COVID-19 in the third quarter of 2020.

General and administrative. General and administrative costs increased $2.6 million, or 75.2%, to $6.0 million for the three months ended September 30, 2021 from $3.4 million for the three months ended September 30, 2020. The increase was attributable to increased activity as our restaurants are generating strong average weekly sales compared to cost savings measures taken in the prior year period as a result of COVID-19, including the furlough of employees and reduction of third-party professional fees. The increase in general and administrative costs is also due to accruals for incentive compensation and a $0.2 million increase in stock-based compensation driven by an increase in our stock price during 2021.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million to $2.6 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020.

Pre-opening expenses. In the three months ended September 30, 2021, we incurred $0.6 million of pre-opening expenses related to the STK Bellevue restaurant that opened in July 2021 as well as preopen rent for an STK restaurant in Dallas, Texas that is currently under construction.

COVID-19 related expenses. COVID-19 related expenses were $1.1 million for the three months ended September 30, 2021 compared to $1.7 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net of interest income. Interest expense, net of interest income was $0.8 million and $1.3 million for each of the three months ended September 30, 2021 and 2020, respectively.

Loss on early debt extinguishment. During August 2021, we entered into the Third Amendment to the Credit Agreement and made a $22.2 million pre-payment on the term loan and recognized a loss on early debt extinguishment of $0.6 million for the three months ended September 30, 2021.

Provision (benefit) for income taxes. The provision for income taxes for the three months ended September 30, 2021 was $1.5 million compared to a tax benefit of $0.4 million for the three months ended September 30, 2020. Our 2021 annualized effective tax rate is estimated at 11.0% for 2021.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.4 million for the three months ended September 30, 2021 compared to net loss of less than $0.1 million for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $92.1 million, or 99.1%, to $185.0 million for the nine months ended September 30, 2021 from $92.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to strong sales as state and local governments eased seating capacity restrictions in the markets in which we operate. Comparable restaurant sales increased 97.5% in the first nine months of 2021.

Management and license fee revenue. Management and license fee revenues increased $4.1 million, or 101.1% to $8.1 million for the nine months ended September 30, 2021 from $4.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenues generated from the opening of two managed STKs, one new licensed STK and three managed F&B venues during the nine months ended September 30, 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $23.5 million, or 100.7%, to $46.9 million for the nine months ended September 30, 2021 from $23.4 million for the nine months ended September 30, 2020. The increase was due to incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales remained relatively flat at 25.2% for the nine months ended September 30, 2020 to 25.4% for the nine months ended September 30, 2021.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $40.9 million, or 67.0% to $101.9 million for the nine months ended September 30, 2021 from $61.0 million for the nine months ended September 30, 2020. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 1,050 basis points to 55.1% for the nine months ended September 30, 2021 from 65.6% for the nine months ended September 30, 2020

General and administrative. General and administrative costs increased $8.0 million to $17.3 million for the nine months ended September 30, 2021 from $9.2 million for the nine months ended September 30, 2020. The increase was attributable to increased activity as restaurants resumed in-person dining compared to the prior year period when cost savings measures were implemented as a result of COVID-19 and accruals for incentive compensation. Higher stock-based compensation of $1.5 million also contributed to the increase in general and administrative expenses driven by certain grants that vested based on stock price thresholds during the first quarter as well and employer payroll taxes on stock option exercises and restricted stock vesting.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million to $7.8 million for the nine months ended September 30, 2021 from $7.6 million for the nine months ended September 30, 2020.

Pre-opening expenses. Pre-opening expenses increased $0.8 million to $0.8 million for the nine months ended September 30, 2021 from less than $0.1 million for the nine months ended September 30, 2020. Pre-opening expenses were primarily related to the

STK Bellevue restaurant which opened in July 2021 as well as preopen rent for an STK restaurant in Dallas, Texas that is currently under construction.

COVID-19 related expenses. COVID-19 related expenses were $3.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Agreement restructuring expenses. Agreement restructuring expense for the nine months ended September 30, 2021 was $0.5 million related to the restructuring of four agreements with our management and license partners. We do not expect to incur additional agreement restructuring expenses going forward.

Interest expense, net of interest income. Interest expense, net of interest income was $3.3 million for the nine months ended September 30, 2021 compared to $3.7 million for the prior year period.

Loss on early debt extinguishment. During August 2021, we entered into the Third Amendment to the Credit Agreement and made a $22.2 million pre-payment on the term loan and recognized a loss on early debt extinguishment of $0.6 million for the nine months ended September 30, 2021.

Provision (benefit) for income taxes. The provision for income taxes for the nine months ended September 30, 2021 was $2.2 million compared to a tax benefit of $4.2 million for the nine months ended September 30, 2020. Our 2021 annualized effective tax rate is estimated at 11.0% for 2021. For the nine months ended September 30, 2021, the provision for income taxes included discrete period tax benefits resulting from the vesting of restricted stock units and the exercise of stock options.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.6 million for the nine months ended September 30, 2021 compared to net loss of $0.7 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. At September 30, 2021, we had cash and cash equivalents of $19.1 million. We had $23.2 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of September 30, 2021, the availability on our revolving credit facility was $10.7 million, subject to the restrictions described in Note 5 to the condensed consolidated financial statements.

In the nine months ended September 30, 2021, capital expenditures were $8.1 million primarily for the construction of STK Bellevue which opened in July 2021, the construction of STK restaurants in Dallas, Texas, and San Francisco, California and a Kona Grill restaurant in Riverton, Utah as well as technology initiatives, and capital expenditures for existing restaurants. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. Additionally, under our current capital light expansion strategy, we plan to enter into management and license agreements for the operation of future STK restaurants where we are not required to contribute significant capital upfront.

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

On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement with Goldman Sachs Bank USA. The amended agreement provides for additional flexibility and extends the maturity date for both the term loan and revolving credit facility by five years to August 2026. The amendment provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan which was reduced from $48.0 million. The term loan is payable in quarterly installments, with the final payment due in August 2026.

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

As of September 30, 2021, we were compliant with the covenants required by the amended Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 5 and Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

CARES Act Loans

On May 4, 2020, two subsidiaries of the Company obtained CARES Act Loans from BBVA USA under the Paycheck Protection Program (“PPP”) created by the CARES Act. Repayment of the CARES Act Loans was guaranteed by the SBA. The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

The CARES Act Loans were eligible for forgiveness if the proceeds were used for qualified purposes within a specified period and if at least 60% was spent on payroll costs. The Company used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work.

The Company applied for forgiveness of the CARES Act Loans in February 2021. In June 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for Kona Grill Acquisition, LLC in its entirety. Subsequently, in July 2021, the Company was notified that the SBA had forgiven the CARES Act Loan for The ONE Group, LLC in its entirety. As a result, the Company recognized $10.0 million and $18.5 million gain on CARES Act Loan forgiveness for the three and nine months ended September 30, 2021.

Capital Expenditures and Lease Arrangements

To the extent we open new Company-owned restaurants, we anticipate capital expenditures would increase related to the construction of new restaurants compared to general capital expenditures of existing restaurants. Although we are committed to our capital light strategy, in which our capital investment is expected to be limited, we are willing to consider opening owned restaurants as opportunities arise. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and anticipate approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, net of landlord contributions and equipment financing and excluding pre-opening costs. For locations where we may be the successor restaurant tenant, and currently our preference, total cash investment will be significantly less and in the $1.0 million to $1.5 million range. Typical pre-opening costs will be in the $0.3 million to $0.5 million range. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations.

Our F&B hospitality venues typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations depending upon the timing of these expenditures and cash availability.

We typically seek to lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements, with a limited number of renewal options. Our rent structure varies, but our leases generally provide for the payment of both minimum and contingent rent based on sales, as well as other expenses related to the leases such as our pro-rata share of common area maintenance, real estate tax and insurance expenses. Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project that we select for development.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2021, and 2020 (in thousands):

	For the nine months ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$23,030	$(675)
Investing activities	(8,112)	(2,660)
Financing activities	(20,188)	17,607
Effect of exchange rate changes on cash	(37)	(51)
Net increase (decrease) in cash and cash equivalents	$(5,307)	$14,221

Operating Activities. Net cash provided by operating activities was $23.0 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $0.7 million for the nine months ended September 30, 2020. The increase was primarily attributable to net income generated for the nine months ended September 30, 2021, as state and local jurisdictions eased COVID-19 related restrictions compared to a net loss for the same period prior year as a result of COVID-19 restrictions. The increase is also attributed to an increase in accounts payable and accrued expenses due to higher restaurant sales volumes.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $8.1 million primarily for the construction of STK restaurants in Bellevue, Washington, Dallas, Texas, San Francisco, California, and a Kona Grill restaurant in Riverton, Utah, as well as technology initiatives, and capital expenditures for existing restaurants compared to $2.7 million for the nine months ended September 30, 2020 as most capital expenditures were deferred due to COVID-19.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2021 was $20.2 million compared to net cash provided by financing activities of $17.6 million in the nine months ended September 30, 2020. The change was primarily related to the $22.2 million principal payment on the amended Credit Agreement.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1†	Amended and Restated Employment Agreement dated September 24, 2021 between Emanual N. Hilario and the Company (Incorporated by reference to Form 8-K filed on September 28, 2021)
10.2†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and the Company (Incorporated by reference to Form 8-Kfiled on September 28, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

†      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2021

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer