Form 10-K
period 2021-12-31
ONE Group Hospitality, Inc.
filed 2022-03-16
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $233,409,937.

Number of shares of Common Stock outstanding as of February 28, 2022:  32,183,371

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

Description of the Business

We are a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client at a particular hospitality venue. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotels, Hippodrome Casino, and Curio Collection by Hilton.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage or license 60 venues including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. We intend to open thirteen new STK and F&B venues in 2021 and 2022, of which seven are currently open, and three to five Kona Grill locations in 2022. There are currently two Company-owned STK restaurants (San Francisco, CA and Dallas, TX), one Company-owned Kona Grill restaurant (Riverton, UT) and one managed STK restaurant (Stratford, UK) under construction.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	11	24	2	37
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	14	24	3	41
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	5	—	—	5
Total international	9	—	10	19
Total venues	23	24	13	60
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Effective January 1, 2022, our agreement with the Hippodrome Casino was amended and extended for five years whereby the Company changed from manager to consultant for the Heliot Steak House and F&B Hospitality services for the casino.

We expect to continue expanding our operations domestically and internationally primarily through a mix of owned, licensed and managed restaurants using a disciplined and targeted site selection process. We refer to this as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants only. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

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

We operate eleven owned, six managed and six licensed STK restaurants in North America, Europe and the Middle East. Our STK restaurants average approximately 9,000 to 10,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2021, the average domestic restaurant revenues and average domestic check per person for owned and managed STK restaurants that have been open 18 months at December 31, 2021 were $14.8 million and $114, respectively.

We are focused on expanding our global STK footprint. We believe that the locations of our STK restaurants are critical to our long-term success, and we devote significant time and resources to analyzing prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concept and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open as many as five to six STKs annually.

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

We own and operate 24 Kona Grill restaurants within 17 states in the United States. Our Kona Grill restaurants average approximately 7,000 to 8,000 square feet. In 2021, the average restaurant revenues were $5.1 million and average check per person was $33. We believe we can grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open as many as three to five Kona Grills annually.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	ANGEL. ANGEL Rooftop bar and Dining is a sophisticated Southern-Mediterranean restaurant with two indoor and outdoor bars, a floral garden patio, and a plunge pool located within the Hotel Calimala in Florence, Italy.
●	Bao Yum. A fast-casual concept that offers a whimsical twist on classic bao. Bao Yum serves breakfast, lunch, dinner and dessert bao along with a variety of salads, soups, sandwiches and snacks. Bao Yum currently operates within the Westminster Curio Hotel in London.
●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London that offers impressive views of the main casino gambling floor.
●	Hideout. The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.
●	Marconi. The Marconi Lounge is a stylish and sophisticated lounge bar that we manage within the ME London hotel that offers an extensive cocktail menu in an upbeat atmosphere.
●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with two signature locations on top of the ME London and ME Milan hotels.
●	Rivershore Bar & Grill. Rivershore Bar & Grill celebrates the end of the Oregon Trail with a beautiful river view, American favorites and friendly, professional service in Oregon City, Oregon.
●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we operate six venues pursuant to F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

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

Our corporate beverage program imposes guidelines for ordering beverage products at our properties. We provide beverage managers at each location with national guidelines for standardized products. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2021, the sale of beverages accounted for approximately 25% of restaurant revenues.

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

Advertising and Marketing

The primary focus of our advertising and marketing is to increase awareness of our brands and our overall reputation for quality, service and delivering a high-energy experience. Our marketing efforts are designed to strengthen our brand recognition in markets where we currently operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong network of public relations teams to increase the frequency with which our existing customers visit our restaurants and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. We utilize a network of local and national public relations firms to support these promotional programs. Additional marketing functions include the use of our websites, www.STKsteakhouse.com and www.KonaGrill.com, to facilitate online reservations, to-go/delivery orders and gift card sales to drive revenue.

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Ruth Chris, Del Frisco’s, Fleming’s, Mastro’s and The Capital Grille, local upscale steakhouses and polished casual chains, such as The Cheesecake Factory, Bonefish and BJ’s. There is also competition from other Vibe Dining restaurants such as Nobu, Lavo and Tao and other high-end hospitality services companies such as the Gerber Group, Lettuce Entertain You and ESquared Hospitality. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers who would frequent our establishments.

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our second and fourth quarters have higher sales volumes than other quarters in the year.

Intellectual Property

Our rights in our registered and unregistered intellectual property, including trademarks and service marks, are significant to our business. We own the U.S. federal registration rights to “STK,” “Kona Grill,” and several related word marks and design marks related to our brands. We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We license the rights to use certain trademarks we own or license to our licensees in connection with their operations. We also own several other trademarks and service marks. It is our policy to defend our marks against encroachment by others.

Human Capital Resources

As of December 31, 2021, we employed approximately 64 corporate employees within our corporate offices and an aggregate of 243 full-time, salaried employees at all of our locations. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 80. Combining full-time and part-time employees, we employ and manage directly approximately 3,364 persons and indirectly approximately 420 employees of ONE Hospitality worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

Our human capital objectives include attracting, developing, rewarding, and retaining our existing and new employees. We offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training in order to understand all aspects of our restaurant operations. We provide our employees with cash-based performance bonuses. We also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We have implemented programs to attract and retain both restaurant managers and hourly employees. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

The health and safety of our employees is our highest priority. In protecting our employees’ safety, we have invested in creating a safe work environment for our employees and guests. In response to COVID-19 concerns among guests and employees, we enhanced our cleaning protocols beginning in 2020, including implementing daily health and safety checklists and providing additional personal protective equipment and cleaning supplies. For all employees, we require masks to be worn in all restaurants and offices where required by local law and provide regular communication regarding the impact of the COVID-19 pandemic, including health and safety protocols and procedures.

Government Regulation

Our operations are subject to extensive federal, state and local governmental regulation, including health, safety, labor, sanitation, building and fire agencies in the state, county, municipality or jurisdiction in which the restaurant is located. In certain states, our restaurants are subject to “dram shop” statutes, which generally provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state labor laws govern our relationship with our employees and affect operating costs. The development and construction of new restaurants are also subject to compliance with applicable zoning, land use and environmental regulations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of restaurants for an indeterminate period of time, fines or third-party litigation.

Available Information

We are required to file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We maintain a website at www.togrp.com, including an investor relations section at ir.togrp.com, on which we routinely post information, such as webcasts of quarterly earnings calls and other investor events in which we participate and any related material. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-

K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC can be accessed in the investor relations section of our website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We also make available on our website and in print to any stockholder who requests it, our Audit, Compensation, and Nominating and Corporate Governance Committee charters, as well as the Code of Conduct that applies to all directors, officers and associates of the Company. We do not incorporate any information found or accessible through our websites into this Annual Report on Form 10-K.

Item 1A. Risk Factors

RISK FACTORS

Ownership of our common stock involves certain risks. Holders of our common stock and prospective investors should carefully consider the following risks and other information contained in this document, including our historical financial statements and related notes included herein. The following risk factors could materially adversely affect our business, financial condition and results of operations. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. The risks and uncertainties below are all those that we have identified as material but may not be the only risks and uncertainties facing us. Our business is subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions.

Health and Safety

The COVID-19 pandemic has had, and is expected to continue to have, a significant effect on our restaurant traffic and our business, financial condition and results of operations.

The COVID-19 pandemic has significantly affected on our business and results. Restaurants we own and manage have been subject to significant government-mandated operating restrictions, including temporarily shut down of all in-person dining in 2020. Restrictions eased in late 2020 and through 2021. Although all of our venues have reopened, we expect that our operations will continue to be affected by COVID-19, and those effects may be exacerbated by resurgences and the spread of variants of the coronavirus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent.

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

Costs associated with mitigating the impact of COVID-19 are significant and will continue in the future. We incurred COVID-19 related costs of $5.8 million and $5.5 million in 2021 and 2020, respectively.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperature and adherence to shelf-life dates, could result in food-borne illnesses to our guests. Also, our reputation of providing high-quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce the demand for certain or all of our menu offerings. If any of our guest become ill from consuming our products, the affected restaurants may be forced to close, and we may be subject to legal liability. An instance of food contamination from one of our restaurants or suppliers could have far-reaching effects, as the contamination, or the perception of contamination could affect any or all of our restaurants. Publicity related to either product contamination, recalls, or food-borne illness, including Bovine-Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, and hepatitis A, listeria, salmonella and e-coli may also injure our brand and may affect the selection of our restaurants by our guests or licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our licensees.

Economic Conditions and Competition

Our business is dependent on discretionary spending patterns, business travel and general economic conditions.

We depend on consumer discretionary spending, business travel and the overall economic environment. Disruptions in the economy, including recessions, high unemployment, foreclosures, bankruptcies, inflation and other economic impacts, could affect consumers’ ability and willingness to spend discretionary dollars. Reductions in business travel and dining, which we believe accounts for a majority of our weekday revenues at our hotel-based restaurants and food and beverage services operations, would adversely affect our revenues. Reductions in discretionary income and spending also would impact our casino-based restaurants and food and beverage services operations. If uncertain economic conditions were to persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new location openings, close locations and delay any re-modeling of existing locations. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

We have a limited number of venues, and we operate multiple venues in some cities and are therefore sensitive to economic and other trends and developments in these cities.

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

One key element of our growth strategy is opening new restaurants and F&B hospitality services locations. We believe there are opportunities to open approximately seven to twelve new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing or management agreements (referred to as our “capital light strategy”). However, there can be no assurance that we will be able to open new restaurants or F&B hospitality services locations at the rate that we currently expect.

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

Additionally, our venues are expensive to build, and we, our managed unit partners and our licensees incur significant capital and pre-opening expense. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends. New locations may not be profitable, and their sales performance may not follow historical or projected patterns. If we are forced to close any new operations, we will incur losses for certain buildout costs and pre-opening expenses incurred in connection with opening such operations.

We face a variety of risks associated with doing business with licensees.

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2021, we had six licensed STK restaurants. In 2021, one of our licensees permanently closed an STK restaurant in Dubai as a result of COVID-19 and the decision to consolidate operations into the remaining STK restaurant in Dubai.

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

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2021, approximately 32% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Further, the U.S. Congress and Department of Homeland Security may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

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

We have been able to fully staff our restaurants in this challenging labor environment. There is no assurance that we will be able to continue to effectively manage our employee base and avoid a labor shortage.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 22% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results, because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

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

We estimate that approximately 80% of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Further, in 2015, the major credit card networks shifted the liability associated with EMV (Europay/Mastercard/Visa) chip card technology to the merchants. With this liability shift, any restaurant or merchant that is not using an approved chip-and-pin point-of-sale device would be liable for counterfeit or fraudulent charges.

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

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of December 31, 2021. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any real property. Each of our “owned” restaurants operates in premises leased by its operating subsidiary. We do not have a direct ownership interest in restaurants we operate under a management agreement (“managed”) or license agreement (“licensed”).

Our STK locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
STK Atlanta	—	Atlanta, Georgia	Owned
STK Bellevue	—	Bellevue, Washington	Owned
STK Chicago	—	Chicago, Illinois	Owned
STK Denver	—	Denver, Colorado	Owned
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed
STK Downtown (1)	—	New York, New York	Owned (2)
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed
STK London	ME London	London, England	Managed
STK Los Cabos	Los Cabos Airport	Cabo San Lucas, Mexico	Licensed
STK Mexico City	—	Mexico City, Mexico	Licensed
STK Miami Beach	—	Miami Beach, Florida	Owned
STK Midtown	—	New York, New York	Owned
STK Milan	ME Milan	Milan, Italy	Managed
STK Nashville	—	Nashville, Tennessee	Owned
STK Orlando (1)	Disney Springs	Orlando, Florida	Owned
STK San Diego (1)	Andaz Hotel	San Diego, California	Owned
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed
STK Scottsdale	—	Scottsdale, Arizona	Managed
STK Toronto	—	Toronto, Canada	Managed
STK Westminster	The Westminster London	London, England	Managed
STK Westwood	W Hotel	Los Angeles, California	Owned
(1)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location.
(2)	Ownership in location is 64.81%.

Our Kona Grill locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
Kona Grill Alpharetta	—	Alpharetta, Georgia	Owned
Kona Grill Baltimore	—	Baltimore, Maryland	Owned
Kona Grill Boca Park	—	Las Vegas, Nevada	Owned
Kona Grill Boise	—	Meridian, Idaho	Owned
Kona Grill Carmel	—	Carmel, Indiana	Owned
Kona Grill Cincinnati	—	Cincinnati, Ohio	Owned
Kona Grill Dallas	—	Dallas, Texas	Owned
Kona Grill Denver	—	Denver, Colorado	Owned
Kona Grill Eden Prairie	—	Eden Prairie, Minnesota	Owned
Kona Grill El Paso	—	El Paso, Texas	Owned
Kona Grill Gilbert	—	Gilbert, Arizona	Owned
Kona Grill Huntsville	—	Huntsville, Alabama	Owned
Kona Grill Kansas City	—	Kansas City, Missouri	Owned
Kona Grill Minnetonka	—	Minnetonka, Minnesota	Owned
Kona Grill North Star	—	San Antonio, Texas	Owned
Kona Grill Oak Brook	—	Oak Brook, Illinois	Owned
Kona Grill Omaha	—	Omaha, Nebraska	Owned
Kona Grill Plano	—	Plano, Texas	Owned
Kona Grill San Antonio	—	San Antonio, Texas	Owned
Kona Grill Sarasota	—	Sarasota, Florida	Owned
Kona Grill Scottsdale	—	Scottsdale, Arizona	Owned
Kona Grill Tampa	—	Tampa, Florida	Owned
Kona Grill Troy	—	Troy, Michigan	Owned
Kona Grill Woodbridge	—	Iselin, New Jersey	Owned

Our ONE Hospitality brands and F&B services locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
ANGEL	Hotel Calimala	Florence, Italy	Managed
Bao Yum	The Westminster London	London, England	Managed
F&B Services - Westminster London	The Westminster London	London, England	Managed
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed
F&B Services - ME London	ME London	London, England	Managed
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned
Heliot	Hippodrome Casino	London, England	Managed
Hideout	W Hotel	Los Angeles, California	Owned
Marconi	ME London	London, England	Managed
Radio Rooftop Bar	ME London	London, England	Managed
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed
Rivershore Bar & Grill	Best Western Plus	Oregon City, Oregon	Managed

In addition to the locations above, we lease office space for support offices in Denver, Colorado; New York, New York; Scottsdale, Arizona; and London, England.

Item 3. Legal Proceedings

We are subject to claims common to our industry and in the ordinary course of our business. Companies in our industry, including us, have been and are subject to class action lawsuits, primarily regarding compliance with labor laws and regulations. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. We believe that accruals for these matters are adequately provided for in our consolidated financial statements. We may have to make payments from time to time to settle or resolve legal matters. We do not believe the ultimate resolutions of these matters will have a material adverse effect on our consolidated financial position and results of operations. However, the resolution of lawsuits is difficult to predict. A significant increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than is currently anticipated, could materially and adversely affect our consolidated financial statements.

For information regarding litigation refer to Note 15. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". As of February 28, 2022, there were 85 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, our capital requirements, compliance with debt covenants, overall financial condition and such other factors as the Board of Directors may consider. As a Delaware corporation, we are also limited by Delaware law as to the payment of dividends. We currently intend to retain our earnings to finance our growth.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We currently own, operate, manage or license 60 venues including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. We intend to open thirteen new STK and F&B venues in 2021 and 2022, of which seven are currently open, and three to five Kona Grill locations in 2022. The seven venues that were opened or added in 2021 are below:

●	Managed STK restaurant in Scottsdale, Arizona;
●	Licensed STK restaurant within the Los Cabos International Airport in San Jose del Cabo, Mexico;
●	Managed STK restaurant at The Westminster London hotel in London, United Kingdom;
●	Owned STK restaurant in Bellevue, Washington;
●	Managed Bao Yum restaurant and F&B hospitality services at The Westminster London hotel in London, United Kingdom; and
●	Managed Rivershore Bar & Grill restaurant in Oregon City, Oregon.

There are currently two Company-owned STK restaurants (San Francisco, CA and Dallas, TX), one Company-owned Kona Grill restaurant (Riverton, UT) and one managed STK restaurant (Stratford, UK) under construction. We are in ongoing discussions for additional owned, managed and licensed venues both in the U.S. and international.

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	11	24	2	37
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	14	24	3	41
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	5	—	—	5
Total international	9	—	10	19
Total venues	23	24	13	60
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Effective January 1, 2022, our agreement with the Hippodrome Casino was amended and extended for five years whereby the Company changed from manager to consultant for the Heliot Steak House and F&B Hospitality services for the casino.

Overview of the Impact of COVID-19

The COVID-19 pandemic has significantly impacted, and will continue to adversely affect operations and financial results for the foreseeable future. In response to COVID-19, we have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees. Currently, all restaurants are open for in-person dining. Our continuation of normal dining operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

We are in regular contact with our major suppliers and have not experienced any significant disruption in our supply chain. We have implemented programs to attract and retain both restaurant managers and hourly employees. We have increased cleaning protocols, including the creation of a role which is focused on sanitation in high-touch and high-

traffic areas, implemented daily health and safety checklists, provided additional personal protective equipment and cleaning supplies and engaged third party vendors to perform electrostatic cleaning of our restaurants.

2021 Financial Highlights

Total revenue increased $135.3 million, or 95.3% to $277.2 million for 2021 compared to $141.9 million for 2020. The increase was primarily attributable to strong sales as state and local governments eased seating capacity restrictions in the markets in which we operate combined with strong execution of our sales initiatives. Same store sales increased 92.8% in 2021 compared to 2020 as seating capacity restrictions limited in-person restaurant dining in the prior year. On a two-year basis, same-store sales increased 34.2% for 2021 compared to 2019; STK same store sales increased 45.1% on a two-year basis while Kona Grill same store sales increased 23.2% reflecting the execution of our sales initiatives.

Restaurant Operating Profit increased $36.8 million, or 235.9% to $52.4 million for 2021 compared to $15.6 million in 2020. Restaurant Operating Profit as a percentage of owned restaurant net revenue was 19.8% in 2021 compared to 11.4% in 2020.

Operating income increased $33.1 million to $19.4 million for 2021 from a loss of $13.7 million for 2020. The increase in operating income was primarily driven by strong sales and better Restaurant Operating Profit.

Net income attributable to The ONE Group Hospitality, Inc was $31.3 million in 2021 compared to a loss of $12.8 million in 2020. We recognized an $18.5 million gain on CARES Act Loan Forgiveness in 2021, partly offset by a $0.6 million loss on early debt extinguishment related to the partial paydown of our credit facility.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of owned, licensed and managed STK restaurants using a disciplined and targeted site selection process. We have identified over 75 additional major metropolitan areas across the globe where we expect we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open as many as five to six STKs annually, primarily through company-owned locations and management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2021, we opened an owned STK restaurant in Bellevue, Washington, two managed STK restaurants located in Scottsdale, Arizona and London, United Kingdom and one licensed STK restaurant located at the Los Cabos International Airport in San Jose del Cabo, Mexico. Additionally, we have under construction owned STK restaurants in Dallas, Texas and San Francisco, California and a managed STK restaurant in Stratford, United Kingdom.

Expansion of Kona Grill. We expect to expand our operations domestically using a disciplined and targeted site selection process. We believe we could grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open as many as three to five Kona Grills annually, primarily through company-owned locations, provided that we have acceptable locations and quality restaurant managers available to support that pace of growth.

Expansion through New F&B Hospitality Projects. We expect our F&B hospitality services business to be an important contributor of our growth and profitability, enabling us to generate management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into at least one to two new F&B hospitality agreements annually. In 2021, we opened Bao Yum, a new brand under ONE Hospitality, and commenced management of certain F&B hospitality management services at The Westminster London Hotel in London, United Kingdom. We also entered into a management agreement with Rivershore Bar & Grill in Oregon City, Oregon during 2021.

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

Acquisitions. We will continue to evaluate potential acquisition opportunities. On October 4, 2019, we acquired substantially all of the assets of Kona Grill. We have integrated Kona Grill by leveraging our corporate infrastructure, our bar-business knowledge and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period, which removes the impact of new restaurant openings in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure. We have presented two-year comparable sales to illustrate how sales at our restaurant base before the COVID-19 pandemic compare to sales as COVID-19 restrictions have eased and we have begun to recover lost sales.

Our comparable restaurant base for STK SSS consisted of ten domestic restaurants for the year ended December 31, 2021. For Kona Grill SSS all 24 domestic restaurants are included in the comparable restaurant base. STK and Kona Grill SSS increased 131.9% and 57.7%, respectively, for 2021 compared to the prior year. On a two-year basis, STK SSS increased 45.1% while Kona Grill SSS increased 23.2%.

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

In 2021, we opened four STK restaurants through a mix of owned, managed and licensed venues and commenced management of three venues under F&B hospitality service agreements.

Average Check Per Person. Average check is calculated by dividing total restaurant sales by total entrees sold for a specified period. Our management team uses this indicator to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, our average check was $114 for both 2021 and 2020. The average check was $33 for Kona Grill restaurants for 2021 compared to $32 for 2020.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $14.8 million, $6.9 million and $11.1 million for the years ended December 31, 2021, 2020 and 2019 respectively. Our average comparable Kona Grill restaurant revenues were $5.1 million, $3.3 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

Our reportable operating segments are as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from our other brands and venue concepts, which include ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, our major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

See Note 13 to our consolidated financial statements for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets, our major off-site events group, and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2021, beverage sales comprised 25% of food and beverage sales, and food sales comprised the remaining 75%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

●	Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes, insurance and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.
●	Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.
●	Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.
●	Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, promoter costs, security services, outside cleaning services and commissions paid to event staff for banquet sales and delivery service fees.
●	Repairs and maintenance. Repairs and maintenance consist of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.
●	Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 18 months of a restaurant’s operations.

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

Other Items

EBITDA, Adjusted EBITDA and Restaurant Operating Profit. We present EBITDA, Adjusted EBITDA and Restaurant Operating Profit to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA before non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation, COVID-19 related expenses and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

Please refer to the table on page 30 for our reconciliation of net income to EBITDA and Adjusted EBITDA and for a reconciliation of operating income (loss) to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2021	2020
Revenues:
Owned restaurant net revenue	$264,404	$136,618
Management, license and incentive fee revenue	12,774	5,325
Total revenues	277,178	141,943
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	67,468	34,024
Owned restaurant operating expenses	144,529	87,042
Total owned operating expenses	211,997	121,066
General and administrative (including stock-based compensation of $3,618 and $1,773 for the years ended December 31, 2021 and 2020, respectively)	25,573	13,922
Depreciation and amortization	10,790	10,114
COVID-19 related expenses	5,821	5,492
Transaction costs	160	1,109
Lease termination expenses	1,912	3,315
Agreement restructuring expenses	503	452
Pre-opening expenses	1,037	178
Other income, net	—	(11)
Total costs and expenses	257,793	155,637
Operating income (loss)	19,385	(13,694)
Other (income) expenses, net:
Interest expense, net of interest income	3,780	5,329
Loss on early debt extinguishment	600	—
Gain on CARES Act Loan Forgiveness	(18,529)	—
Total other (income) expenses, net	(14,149)	5,329
Income (loss) before provision (benefit) for income taxes	33,534	(19,023)
Provision (benefit) for income taxes	1,586	(5,400)
Net income (loss)	31,948	(13,623)
Less: net income (loss) attributable to noncontrolling interest	600	(798)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$31,348	$(12,825)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 31,
	2021	2020
Revenues:
Owned restaurant net revenue	95.4%	96.2%
Management, license and incentive fee revenue	4.6%	3.8%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.5%	24.9%
Owned restaurant operating expenses (1)	54.7%	63.7%
Total owned operating expenses (1)	80.2%	88.6%
General and administrative (including stock-based compensation of 1.3% and 1.2% for the years ended December 31, 2021 and 2020, respectively)	9.2%	9.8%
Depreciation and amortization	3.9%	7.1%
COVID-19 related expenses	2.1%	3.9%
Transaction costs	0.1%	0.8%
Lease termination expenses	0.7%	2.3%
Agreement restructuring expenses	0.2%	0.3%
Pre-opening expenses	0.4%	0.1%
Other income, net	—%	—%
Total costs and expenses	93.0%	109.6%
Operating income (loss)	7.0%	(9.6)%
Other (income) expenses, net:
Interest expense, net of interest income	1.4%	3.8%
Loss on early debt extinguishment	0.2%	—%
Gain on CARES Act Loan Forgiveness	(6.7)%	—%
Total other (income) expenses, net	(5.1)%	3.8%
Income (loss) before provision (benefit) for income taxes	12.1%	(13.4)%
Provision (benefit) for income taxes	0.6%	(3.8)%
Net income (loss)	11.5%	(9.6)%
Less: net income (loss) attributable to noncontrolling interest	0.2%	(0.6)%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	11.3%	(9.0)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2021	2020
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$31,348	$(12,825)
Net income (loss) attributable to noncontrolling interest	600	(798)
Net income (loss)	31,948	(13,623)
Interest expense, net of interest income	3,780	5,329
Provision (benefit) for income taxes	1,586	(5,400)
Depreciation and amortization	10,790	10,114
EBITDA	48,104	(3,580)
COVID-19 related expenses	5,821	5,492
Transaction costs (1)	160	1,109
Stock-based compensation	3,618	1,773
Lease termination expense (2)	1,912	3,315
Agreement restructuring expense	503	452
Pre-opening expenses	1,037	178
Non-cash rent (3)	(32)	300
Gain on CARES Act Loan forgiveness	(18,529)	—
Loss on early debt extinguishment	600	—
Adjusted EBITDA	43,194	9,039
Adjusted EBITDA attributable to noncontrolling interest	507	(517)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$42,687	$9,556
(1)	Primarily transaction costs incurred with the Kona Grill acquisition and subsequent integration activities and costs associated with capital raising activities.
(2)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(3)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income (loss) to Restaurant Operating Profit for the periods indicated (in thousands):

	For the year ended December 31,
	2021	2020
Operating income (loss) as reported	$19,385	$(13,694)
Management, license and incentive fee revenue	(12,774)	(5,325)
General and administrative	25,573	13,922
Depreciation and amortization	10,790	10,114
COVID-19 related expenses	5,821	5,492
Agreement restructuring expenses	503	452
Pre-opening expenses	1,037	178
Lease termination expense	1,912	3,315
Transaction costs	160	1,109
Other income, net	—	(11)
Restaurant Operating Profit	$52,407	$15,552
Restaurant Operating Profit as a percentage of owned restaurant net revenue	19.8%	11.4%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the year ended December 31,
	2021	2020
STK restaurant operating profit (Company owned)	$34,598	$7,347
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	24.7%	13.1%
Kona Grill restaurant operating profit	$17,785	$8,175
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	14.4%	10.4%

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2021
Total revenues	$151,436	$123,181	$1,725	$836	$277,178
Operating income (loss)(1)	39,863	12,982	466	(33,926)	19,385
Capital asset additions	$7,581	$2,307	$170	$1,409	$11,467
As of December 31, 2021
Total assets	$95,510	$91,323	$6,117	$36,885	$229,835

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2020
Total revenues	$60,932	$78,591	$1,197	$1,223	$141,943
Operating income (loss)(1)	5,973	3,356	33	(23,056)	(13,694)
Capital asset additions	$2,734	$1,952	$206	$895	$5,787
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569
(1)	Operating loss for the Corporate segment for the years ended December 31, 2021 and 2020 includes $5.8 million and $5.5 million, respectively, in COVID-19 related expenses.

Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $127.8 million, or 93.5%, to $264.4 million for 2021 from $136.6 million for 2020. The increase was primarily attributable to strong sales as state and local governments eased COVID-19 seating capacity restrictions in markets where we operate combined with strong execution of our sales initiatives. Same store sales increased 92.8% in 2021.

Management, license and incentive fee revenue. Management and license fee revenues increased $7.5 million, or 139.9%, to $12.8 million for 2021 from $5.3 million for 2020. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenue generated from two managed STKs, one licensed STK and three managed F&B venues we opened during 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased approximately $33.5 million, or 98.3%, to $67.5 million for 2021 from $34.0 million for 2020. The increase was due to the incremental sales increases noted above. As a percentage of revenues, cost of sales increased 60 basis points to 25.5% for 2021 from 24.9% for 2020 primarily due to increased commodity prices partly offset by operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $57.5 million, or 66.0%, to $144.5 million for 2021 from $87.0 million for 2020. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 900 basis points from 63.7% in 2020 to 54.7% for 2021 due to leverage on higher average weekly sales and actively managing operating costs.

General and administrative. General and administrative costs increased $11.7 million, or 83.7% to $25.6 million for 2021 from $13.9 million for 2020. The increase was attributable to increased activity as restaurants resumed in-person dining compared to the prior year when significant cost savings measures were implemented as a result of COVID-19. Stock-based compensation increased $1.8 million to $3.6 million for 2021 compared to $1.8 million for 2020. The increase was driven by certain grants that vested based on stock price thresholds and employer payroll taxes on stock option exercises and restricted stock vesting. Also, accruals for performance-based compensation increased by $1.6 million compared to 2020. As a percentage of revenues, general and administrative costs were 9.2% in 2021 compared to 9.8% in 2020.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $10.8 million for 2021 from $10.1 million for 2020. The increase was primarily related to the opening of an owned STK restaurant in July 2021 and capital expenditures to expand seating capacity and other initiatives to enhance the guest experience.

Transaction costs. We incurred $0.2 million in 2021 associated with capital raising and financing activities compared to transaction and integration costs of $1.1 million related to the Kona Grill acquisition in 2020.

Lease termination expenses. Lease termination expense was $1.9 million and $3.3 million in 2021 and 2020, respectively. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases. In 2020, we accrued approximately $2.7 million for lease exit costs for restaurants never built and still under dispute with landlords.

Agreement restructuring. Agreement restructuring expense for both 2021 and 2020 was $0.5 million, related to the restructuring of agreements with our management and license partners. We do not expect to incur additional agreement restructuring expenses going forward.

COVID-19 related expenses. COVID-19 related expenses were $5.8 million and $5.5 million for 2021 and 2020, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Pre-opening expenses. Pre-opening expenses for 2021 were $1.0 million, related to the STK Bellevue restaurant which opened in July 2021 and non-cash pre-open rent for STK Dallas and STK San Francisco which are currently under construction. Pre-opening expenses for 2020 were $0.2 million.

Interest expense, net of interest income. Interest expense, net of interest income was approximately $3.8 million and $5.3 million for 2021 and 2020, respectively.

Loss on early debt extinguishment. During August 2021, we entered into the Third Amendment to the credit and guaranty agreement with Goldman Sachs Bank USA (“Credit Agreement”) and made a $22.2 million pre-payment on the term loan. We recognized a loss on early debt extinguishment of $0.6 million for the year ended December 31, 2021.

Provision (benefit) for income taxes. The provision for income taxes for 2021 was $1.6 million compared to a benefit for income taxes of $5.4 million for 2020. Our effective tax rate was 4.7% and 28.4% for the years ended December 31, 2021 and 2020, respectively. For 2021, the provision for income taxes included discrete period tax benefits resulting from the vesting of restricted stock units and the exercise of stock options. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; (iv) the benefit of excluding the Paycheck Protection Program loans forgiven under the CARES Act; and (v) windfall tax benefits from equity compensation offset by compensation limited for certain individuals with compensation in excess of $1 million.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased by $1.4 million to $0.6 million for 2021 compared to net loss of $0.8 million for 2020.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe the combination of the aforementioned items are adequate to support our immediate business operations and plans. As of December 31,

2021, we had cash and cash equivalents of $23.6 million. We had $24.8 million in long-term debt, which consisted of borrowings under our Credit Agreement as of December 31, 2021. As of December 31, 2021, the availability on our revolving credit facility was $10.6 million, subject to the restrictions described in Note 5 to our consolidated financial statements.

Capital expenditures in 2021 were $11.5 million primarily for the construction of STK Bellevue which opened in July 2021, the development and construction of STK restaurants in Dallas and San Francisco and a Kona Grill in Riverton as well as capital expenditures for our existing restaurants and technology initiatives. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

In the event the Company needs to temporarily suspend all operations due to COVID-19 restrictions, the ongoing operating costs per month are expected to be as follows (in thousands):

Minimum rents	$1,600
Insurance	200
Interest	100
Minimum general & administrative costs	500
Total	$2,400

Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into our Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, we entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor from a 1.75% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% from a variable interest rate margin of 5.75 to 6.75% (for LIBOR rate loans) and 4.00% from 4.75% to 5.75% (for base rate loans). Upon the cessation of LIBOR, the amended Credit Agreement provides for the use of a benchmark replacement as defined in the amended Credit Agreement.

As of December 31, 2021, we were compliant with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

See Note 5 and Note 15 to our consolidated financial statements for further information on our long-term debt and commitments and contingencies.

CARES Act Loans

On May 4, 2020, two of our subsidiaries obtained CARES Act Loans from BBVA USA under the Paycheck Protection Program (“PPP”) created by the CARES Act. Repayment of the CARES Act Loans was guaranteed by the Small Business Administration (“SBA”). The ONE Group, LLC received a loan of $9.8 million related to the operations of STK restaurants, and Kona Grill Acquisition, LLC received a loan of $8.5 million related to the operation of Kona Grill restaurants.

The CARES Act Loans were eligible for forgiveness if the proceeds were used for qualified purposes within a specified period and if at least 60% was spent on payroll costs. We used all of the proceeds from the CARES Act Loans for qualified purposes in accordance with the CARES Act and SBA regulations, and these funds supported the re-opening of in person dining and the return of approximately 3,000 furloughed employees to work.

We applied for forgiveness of the CARES Act Loans in February 2021, and loans were forgiven in June 2021 and July 2021. As a result, we recognized an $18.5 million gain on CARES Act Loan forgiveness for the year ended December 31, 2021.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, which anticipate total cash investment of $2.0 million to $3.0 million. Typical cash pre-opening costs are $0.3 million to $0.5 million. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects are primarily be funded by cash flows from operations and equipment financing, depending upon the timing of these expenditures and cash availability.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the year ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$30,966	$431
Investing activities	(11,467)	(5,787)
Financing activities	(20,275)	17,424
Effect of exchange rate changes on cash	5	(27)
Net (decrease) increase in cash and cash equivalents	$(771)	$12,041

Operating Activities. Net cash provided by operating activities was $31.0 million for 2021 compared to $0.4 million for 2020. The increase was primarily attributable to net income generated during the year due to strong sales compared to a net loss for 2020 as a result of COVID-19 restrictions. The increase is also attributed to an increase in accounts payable and accrued expenses as a result of higher sales volumes.

Investing Activities. Net cash used in investing activities for 2021 was $11.5 million primarily for the construction of STK restaurants in Bellevue, Washington; Dallas, Texas; San Francisco, California; and a Kona Grill restaurant in Riverton, Utah, as well as capital expenditures for existing restaurants and technology initiatives compared to $5.8 million for 2020.

Financing Activities. Net cash used in financing activities was $20.3 million for 2021 compared to net cash provided by financing activities of $17.4 million for 2020. During 2021, we made a $22.2 million principal payment on the amended Credit Agreement. In May of 2020, we received $18.3 million in proceeds from the CARES Act Loans, which were subsequently forgiven in 2021.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a detailed description of recent accounting pronouncements.

Critical Accounting Estimates

Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.

Our significant accounting estimates are discussed in additional detail in Note 2 to our consolidated financial statements. We base our estimates on historical experience and various assumptions that we believe to be reasonable under the circumstances and we evaluate those estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We believe that our significant accounting estimates involve a higher degree of judgment and/or complexity for the reasons discussed below:

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

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

As of December 31, 2021, we had a valuation allowance of $0.3 million that relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Our income taxes are impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, enacted global intangible low-taxed income provisions that do not allow us to defer the earnings of our U.K. and Italy subsidiaries.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use assets as of December 31,2021 were $69.6 million and $85.4 million, respectively. For the year ended December 31, 2021, no impairment loss related to long-lived assets has been recognized

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs.

For the years ended December 31, 2021 and 2020, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant long-lived assets were impaired.

Leases

Contracts are evaluated to determine whether they contain a lease at inception, and leases are classified as either operating or financing. For operating leases, we recognize a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. For leases that do not have a rate implicit in the lease, we use our incremental borrowing rate to determine the present value of the lease payments. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.

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

We currently lease all of our restaurant locations under leases classified as operating leases. Management makes judgments regarding the probable term for each lease and considers a number of factors to evaluate whether renewal options in the lease contracts are reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties. The lease term can impact the lease classification and accounting for a lease as either an operating or financing lease, the incremental borrowing rate, the rent holidays and/or escalations in payments that are taken into consideration when calculating the rent expense and the related lease liability and right-of-use asset, and the term over which leasehold improvements for each restaurant are depreciated. These judgments may produce materially different amounts of depreciation, amortization and rent expense and materially different lease liabilities and right-of-use assets than would be reported if different assumed lease terms were used.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. In addition, the COVID-19 pandemic has adversely impacted commodity prices due to supply and labor shortages. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, we do not enter into long-term agreements for the purchase of such supplies. There can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control and we may be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account the changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Inflation

Over the past several years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. In addition, the COVID-19 pandemic has resulted in inflation due to supply and labor shortages. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy

Foreign Currency Exchange Rate Risk

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on this evaluation, have concluded that due to two material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021. These material weaknesses did not result in a material misstatement of the annual or interim consolidated financial statements.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the COSO framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, management has concluded that as of December 31, 2021, our internal control over financial reporting was ineffective due to the material weaknesses in the control activities component of the COSO framework described below:

●	Management identified there is a lack of segregation of duties as it relates to the review of journal entries.

●	In addition, management identified the following deficiencies which, in the aggregate, constitute a material weakness:

●	The Company’s redesign of certain controls throughout 2021 did not contemplate all the relevant design elements of control activities necessary to address the risks of material misstatement, as well as the completeness and accuracy over the information used in those controls. Additionally, certain controls were not executed as designed or were performed without sufficiently documented supporting evidence. The business processes impacted primarily consisted of payroll, accounts payable and property and equipment. Additionally, in certain cases controls were redesigned and implemented without a sufficient period of time remaining to evidence operating effectiveness.

●	The Company did not design and maintain formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to venue level transaction processing applications and IT systems maintained by third parties. As a result, it is possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls.

●	In certain instances, the Company determined there was inappropriate application of technical accounting pronouncements for certain transactions and disclosures.

These material weaknesses did not result in a material misstatement of the annual or interim consolidated financial statements. However, these deficiencies in control activities result in the potential for there to have been material accounting errors.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2021.

Remediation Efforts to Address the Material Weaknesses

To remediate the material weakness regarding the lack of segregation of duties as it relates to the review of journal entries, in late 2021 we modified our journal entry review process to require that senior members of the management team who are outside of the journal entry recording process review journal entries in order to enforce proper segregation of duties.

To remediate the material weakness resulting from other identified deficiencies, we plan to accelerate the timeline for testing and documenting the design and operating effectiveness of control activities to aid in the repetition of control activities and implementation of corrective actions as necessary. In addition, the following remediation efforts are planned or ongoing:

●	We plan to increase the precision and specificity in the design of our control activities, including the controls over the completeness and accuracy of the information used in performing control activities.

●	We will continue to educate control owners and enhance policies to ensure that all design elements of control activities are addressed in the performance of control activities, including a focus on information technology user access security.

●	We will provide access to accounting literature and research to enable the controls owners in evaluating technical accounting pronouncements for certain transactions.

We are committed to maintaining a strong internal control environment and have fully implemented measures designed to help ensure that the control deficiencies contributing to the material weaknesses are remediated. However, there cannot be any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. These material weaknesses cannot be considered remediated until the applicable remediated controls have operated for a period of time sufficient for management to conclude that they have operated effectively.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ONE Group Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 16, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in the control activities component of the COSO framework have been identified and included in management's assessment:

●	Lack of segregation of duties as it relates to the review of journal entries

●	The following deficiencies in the aggregate constitute a material weakness:

●	The Company’s redesign of certain controls throughout 2021 did not contemplate all the relevant design elements of control activities necessary to address the risks of material misstatement, as well as the completeness and accuracy over the information used in those controls. Additionally, certain controls were not executed as designed or were performed without sufficiently documented supporting evidence. The business processes impacted primarily consisted of payroll, accounts payable and property and equipment. Additionally, in certain cases controls were redesigned and implemented without a sufficient period of time remaining to evidence operating effectiveness

●	The Company did not design and maintain formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to venue level transaction processing applications and IT systems maintained by third parties. As a result, it is possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by these information technology systems could be adversely affected due to the lack of operating effectiveness of information technology controls

●	In certain instances, the Company determined there was inappropriate application of technical accounting pronouncements for certain transactions and disclosures

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 16, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2022

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 16, 2022
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 16, 2022
Tyler Loy	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 16, 2022
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 16, 2022
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 16, 2022
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 16, 2022
Eugene Bullis

/s/ SUSAN LINTONSMITH	Director	March 16, 2022
Susan Lintonsmith

/s/ HAYDEE OLINGER	Director	March 16, 2022
Haydee Olinger

/s/ MICHAEL SERRUYA	Director	March 16, 2022
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 26, 2020).
4.2	Form of Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Form 8-K filed on June 4, 2019).
10.4†	Amended and Restated Employment Agreement between Emanuel N. Hilario and The ONE Group Hospitality, Inc. dated September 24, 2021 (Incorporated by reference to Form 8-K filed on September 28, 2021).
10.5†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 28, 2021).
10.6†	Employment Letter Agreement with Tyler Loy Effective April 1, 2019 (Incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 26, 2020).
10.7	Credit and Guaranty Agreement dated October 4, 2019 with Goldman Sachs Bank USA (Incorporated by reference to Form 8-K/A filed on October 8, 2019).
10.8

Third Amendment to Credit and Guaranty Agreement dated August 6, 2021 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 10-Q filed on August 10, 2021)

10.9

Second Amendment to Credit and Guaranty Agreement dated August 10, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed on August 12, 2020).

10.10

First Amendment to Credit and Guaranty Agreement dated May 8, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed May 8, 2020).

10.11†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Plante & Moran, PLLC
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

Report of Independent Registered Accounting Firm

To the stockholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows, for the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Long-lived assets, which includes property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is performed at the individual restaurant level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820. Property and equipment, net, and the Operating lease right-of-use assets as of December 31, 2021 were $69.6 million and $85.4 million, respectively. For the year ended December 31, 2021, no impairment loss related to long-lived assets was recognized.

We identified the determination of possible triggering events for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluation of long-lived asset impairment indicators included the following, among others:

●	We tested effectiveness of internal controls over the Company’s long lived asset impairment indicator evaluation.
●	We evaluated the reasonableness of the Company’s evaluation of impairment indicators by:
–	Testing long-lived restaurant assets for possible indications of impairment, including searching for locations with current period losses or projected losses
–	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit
–	Inspecting minutes of the board of directors, the Company's public statements, operating plans, and industry data to identify any evidence that may contradict management's assumptions

●	We tested the completeness and accuracy of the underlying source information used by management to identify quantitative indicators of impairment.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 16, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The ONE Group Hospitality, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year  ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran PLLC

We served as the Company’s auditor from 2018 to 2021.

Boulder, Colorado

March 19, 2021

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$23,614	$24,385
Accounts receivable	11,356	5,777
Inventory	3,915	2,490
Other current assets	3,666	1,348
Due from related parties	376	376
Total current assets	42,927	34,376

Property and equipment, net	69,638	67,344
Operating lease right-of-use assets	85,395	80,960
Deferred tax assets, net	12,313	13,226
Intangibles, net	15,505	16,313
Other assets	3,199	2,446
Security deposits	858	904
Total assets	$229,835	$215,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,094	$7,404
Accrued expenses	23,155	15,684
Deferred license revenue	90	207
Deferred gift card revenue and other	2,029	1,990
Current portion of operating lease liabilities	5,396	4,817
Current portion of CARES Act Loans	—	10,057
Current portion of long-term debt	500	588
Total current liabilities	42,264	40,747

Deferred license revenue, long-term	298	953
Operating lease liabilities, net of current portion	103,616	98,569
CARES Act Loans, net of current portion	—	8,257
Long-term debt, net of current portion	23,132	45,064
Total liabilities	169,310	193,590

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,138,396 issued and 32,125,762 outstanding at December 31, 2021 and 29,083,183 shares issued and outstanding at December 31, 2020	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, 12,634 shares and 0 shares at December 31, 2021 and December 31, 2020, respectively	(37)	—
Additional paid-in capital	53,481	46,538
Retained earnings (accumulated deficit)	10,632	(20,716)
Accumulated other comprehensive loss	(2,645)	(2,646)
Total stockholders’ equity	61,434	23,179
Noncontrolling interests	(909)	(1,200)
Total equity	60,525	21,979
Total liabilities and equity	$229,835	$215,569

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2021	2020
Revenues:
Owned restaurant net revenue	$264,404	$136,618
Management, license and incentive fee revenue	12,774	5,325
Total revenues	277,178	141,943
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	67,468	34,024
Owned restaurant operating expenses	144,529	87,042
Total owned operating expenses	211,997	121,066
General and administrative (including stock-based compensation of $3,618 and $1,773 for the years ended December 31, 2021 and 2020, respectively)	25,573	13,922
Depreciation and amortization	10,790	10,114
COVID-19 related expenses	5,821	5,492
Transaction costs	160	1,109
Lease termination expenses	1,912	3,315
Agreement restructuring expenses	503	452
Pre-opening expenses	1,037	178
Other income, net	—	(11)
Total costs and expenses	257,793	155,637
Operating income (loss)	19,385	(13,694)
Other (income) expenses, net:
Interest expense, net of interest income	3,780	5,329
Loss on early debt extinguishment	600	—
Gain on CARES Act Loan Forgiveness	(18,529)	—
Total other (income) expenses, net	(14,149)	5,329
Income (loss) before provision (benefit) for income taxes	33,534	(19,023)
Provision (benefit) for income taxes	1,586	(5,400)
Net income (loss)	31,948	(13,623)
Less: net income (loss) attributable to noncontrolling interest	600	(798)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$31,348	$(12,825)
Currency translation (loss) gain	1	5
Comprehensive income (loss) attributable to The One Group Hospitality, Inc.	$31,349	$(12,820)

Net income (loss) attributable to The ONE Group Hospitality, Inc. per share:
Basic net income (loss) per share	$1.01	$(0.44)
Diluted net income (loss) per share	$0.93	$(0.44)

Shares used in computing basic earnings per share	31,155,224	28,909,963
Shares used in computing diluted earnings per share	33,794,344	28,909,963

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	capital	stock	earnings	loss	equity	interests	Total
Balance at January 1, 2020	28,603,829	$3	$44,853	$—	$(7,891)	$(2,651)	$34,314	$(402)	$33,912
Stock-based compensation	226,983	—	1,773	—	—	—	1,773	—	1,773
Exercise of stock options	18,000	—	38	—	—	—	38	—	38
Issuance of vested restricted shares, net of tax withholding	234,371	—	(126)	—	—	—	(126)	—	(126)
Gain on foreign currency translation, net	—	—	—	—	—	5	5	—	5
Net loss	—	—	—	—	(12,825)	—	(12,825)	(798)	(13,623)
Balance at December 31, 2020	29,083,183	$3	$46,538	$—	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	61,399	—	3,248	—	—	—	3,248	—	3,248
Exercise of stock options and warrants	1,590,029	—	3,615	—	—	—	3,615	—	3,615
Issuance of vested restricted shares, net of tax withholding	1,403,785	—	(154)	—	—	—	(154)	—	(154)
Purchase of treasury stock	(12,634)	—	—	(37)	—	—	(37)	—	(37)
Purchase of noncontrolling interest	—	—	234	—	—	—	234	(309)	(75)
Gain on foreign currency translation, net	—	—	—	—	—	1	1	—	1
Net income	—	—	—	—	31,348	—	31,348	600	31,948
Balance at December 31, 2021	32,125,762	$3	$53,481	$(37)	$10,632	$(2,645)	$61,434	$(909)	$60,525

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020
Operating activities:
Net income (loss)	$31,948	$(13,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,790	10,114
Stock-based compensation	3,248	1,773
Loss on early debt extinguishment	600	—
Amortization of debt issuance costs	415	479
Deferred taxes	913	(5,475)
Gain on CARES Act Loan Forgiveness	(18,529)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,615)	4,378
Inventory	(1,425)	568
Other current assets	(2,189)	(301)
Due from related parties	—	(35)
Security deposits	46	405
Other assets	(417)	(826)
Accounts payable	3,462	(939)
Accrued expenses	7,261	4,468
Operating lease liabilities and right-of-use assets	1,191	848
Deferred revenue	(733)	(1,403)
Net cash provided by operating activities	30,966	431
Investing activities:
Purchase of property and equipment	(11,467)	(5,787)
Net cash used in investing activities	(11,467)	(5,787)
Financing activities:
Repayments of long-term debt	(22,758)	(752)
Proceeds from CARES Act Loans	—	18,314
Debt issuance costs	(866)	(50)
Exercise of stock options and warrants	3,615	38
Tax-withholding obligation on stock-based compensation	(154)	(126)
Purchase of treasury stock	(37)	—
Purchase of non-controlling interests	(75)	—
Net cash (used in) provided by financing activities	(20,275)	17,424
Effect of exchange rate changes on cash	5	(27)
Net (decrease) increase in cash and cash equivalents	(771)	12,041
Cash and cash equivalents, beginning of year	24,385	12,344
Cash and cash equivalents, end of year	$23,614	$24,385
Supplemental disclosure of cash flow data:
Interest paid	$3,402	$3,925
Income taxes paid	$437	$286
Non-cash CARES Act Loan Forgiveness	$18,529	$—
Non-cash capital expenditures	$854	$303

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

As of December 31, 2021, the Company owned, operated, managed or licensed 60 venues including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

Overview of the Impact of COVID-19

The COVID-19 pandemic has significantly impacted, and will continue to adversely affect our operations and financial results for the foreseeable future. In response to COVID-19, the Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $5.8 million and $5.5 million for 2021 and 2020, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19. Currently, all restaurants are open for in-person dining. The continuation of normal dining operations is subject to events beyond the Company’s control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

The Company is in regular contact with its major suppliers and has not experienced any significant disruption in its supply chain. The Company has implemented programs to attract and retain both restaurant managers and hourly employees. The Company has also increased cleaning protocols, including the creation of a role which is focused on sanitation in high-touch and high-traffic areas, implemented daily health and safety checklists, provided additional personal protective equipment and cleaning supplies and engaged third party vendors to perform electrostatic cleaning of its restaurants.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2021 and 2020.

Accounts Receivable

The majority of the Company’s receivables arise primarily from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. The increase in accounts receivables at December 31, 2021 is attributable to strong sales reflecting the execution of the Company’s sales initiatives. Accounts receivable from credit card processors and third party delivery services at December 31, 2021 and 2020 was $3.9 million and $2.0 million, respectively. Receivables from the Company’s management, license and hotel partners were $6.4 million and $3.1 million at December 31, 2021 and 2020, respectively, The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2021 and 2020.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell.

Property and Equipment

Additions to property and equipment, including leasehold improvements, are recorded at cost while costs incurred to repair and maintain the Company’s operations and equipment are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts, and any gain or loss on retirements is reflected in operating income in the year of disposition.

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

Intangible Assets

Intangible assets consist of the “Kona Grill” trade name and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 to 20 years. As of December 31, 2021 and 2020, the gross carrying amount of the tradename intangible was $17.4 million. As of December 31, 2021 and 2020 the gross carrying amount of the other finite-lived intangible assets were $0.1 million and $0 million, respectively. The accumulated amortization of the tradename was $2.0 million and $1.1 million as of December 31, 2021 and 2020, respectively, and the amortization expense was $0.9 million for each of the years ending December 31, 2021 and 2020. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows exclusive of operating lease payments, expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, exclusive of operating lease payments, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820. Property and equipment, net of accumulated depreciation, and the operating lease right-of-use assets as of December 31, 2021 were $69.6 million and $85.4 million, respectively. For the year ended December 31, 2021, no impairment loss related to long-lived assets has been recognized.

For the years ended December 31, 2021 and 2020, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the term of the related debt agreement using the straight-line method, which approximates the effective interest method. The Company has recorded debt issuance costs related to the revolving credit facility in other assets on the consolidated balance sheets. The portion of debt issuance costs related to the term loan is recorded in long-term debt, net of current portion on the consolidated balance sheets.

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

As of December 31, 2021, the Company had a valuation allowance of $0.3 million that relates to foreign tax credits that the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and particular facts and circumstances.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the provision (benefit) for income taxes in the consolidated statements of operations and comprehensive income.

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

The Company has a loyalty program for Kona Grill to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2021 and 2020 the deferred revenue allocated to loyalty points that have not been redeemed is $0.1 million, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income as a component of owned restaurant net revenue. For the years ended December 31, 2021 and 2020, the Company recognized $0.5 million and $1.0 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2021 and 2020 were $1.0 million and $0.2 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $5.1 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. If it is determined that the contract contains an operating lease, a right-of-use asset and operating lease liability are recorded on the consolidated balance sheets. A right-of-use asset represents the Company’s right to use the underlying asset and the lease liability represents the Company’s contractually obligated payments. Both the right-of-use asset and the lease liability are recognized as of the commencement date of the lease and are based upon the present value of lease payments due over the course of the lease. The right-of-use asset is reduced by any lease incentives received. For leases that do not have a rate implicit in the lease, the Company’s incremental borrowing rate at the date of commencement is used to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.

The Company enters into contracts to lease office and restaurant space with terms that expire at various dates through 2047, which includes exercise of options to extend the lease. The lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. The Company considers a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. Refer to Note 10 for the calculations of basic and diluted earnings per share.

Segment Reporting

The Company has identified the following four reportable operating segments: STK, Kona Grill, ONE Hospitality and Corporate. Refer to Note 13 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2021 and 2020. Prior year amounts have been revised to conform to the current year segment presentation.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or losses are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to a gain of approximately $1,000 and $5,000 during 2021 and 2020, respectively.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly-owned subsidiaries of the Company.

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10 (“ASU 2021-10”) to increase the transparency of government assistance including the disclosure of the types of assistance, the entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 with early application permitted. The Company has incorporated the requirements of ASU 2021-10 into its financial statements as of December 31, 2021. The adoption of ASU 2021-10 did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification Topic 740, Income Taxes, and it clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

Note 3 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Furniture, fixtures and equipment	$24,942	$22,328
Leasehold improvements	76,500	71,654
Less: accumulated depreciation and amortization	(39,425)	(30,948)
Subtotal	62,017	63,034
Construction in progress	5,374	2,294
Restaurant smallwares	2,247	2,016
Total	$69,638	$67,344

Depreciation and amortization related to property and equipment amounted to $9.9 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. The Company does not depreciate construction in progress until such assets are placed into service.

For the years ended December 31, 2021 and 2020, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Payroll and related (1)	$6,554	$4,860
Accrued lease exit costs (2)	4,913	4,144
VAT and sales taxes	3,477	1,119
Variable rent	1,847	1,883
Insurance	642	330
Legal, professional and other services	458	301
Construction on new restaurants	359	—
Interest	132	474
Other	4,773	2,573
Total	$23,155	$15,684

(1)	Payroll and related includes $1.2 million and $2.6 million in employer payroll taxes for which payment has been deferred under the CARES Act as of December 31, 2021 and 2020, respectively.
(2)	Amount relates to lease exit costs for 2016 leases for restaurants never built and still under dispute with landlords.

Note 5 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Term loan agreements	$24,750	$47,400
Revolving credit facility	—	—
Equipment financing agreements	—	108
Total long-term debt	24,750	47,508
Less: current portion of long-term debt	(500)	(588)
Less: debt issuance costs	(1,118)	(1,856)
Total long-term debt, net of current portion	$23,132	$45,064

Future minimum loan payments:
2022	$500
2023	500
2024	500
2025	500
2026	22,750
Total	$24,750

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $3.3 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had $1.4 million and $1.3 million, respectively, in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor from a 1.75% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% from a variable interest rate margin of 5.75 to 6.75% (for LIBOR rate loans) and 4.00% from 4.75% to 5.75% (for base rate loans). Upon the cessation of LIBOR, the amended Credit Agreement provides for the use of a benchmark replacement as defined in the amended Credit Agreement.

In conjunction with the amended Credit Agreement, the Company made a pre-payment on the loan of $22.2 million and incurred $0.9 million in debt issuance costs. The Company accounted for the amendment as a debt modification with a partial extinguishment and recognized a loss on early debt extinguishment of $0.6 million for the year ended December 31, 2021 and $0.1 million in transaction costs.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of December 31, 2021 and December 31, 2020 was 6.00% and 8.50%, respectively.

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

As of December 31, 2021, the Company had $1.2 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to the long-term debt and $0.6 million in debt issuance costs recorded in Other Assets on the consolidated balance sheets. As of December 31, 2021, the Company was in compliance with the financial covenants required by the Credit Agreement.

Equipment Financing Agreements

On June 5, 2015 and August 16, 2016, the Company entered into financing agreements with Sterling National Bank for $1.0 million and $0.7 million, respectively, to purchase equipment for the STKs in Orlando, Chicago, San Diego, and Denver. Each of these financing agreements have five-year terms and bear interest at a rate of 5% per annum, payable in equal monthly installments. The financing agreements were fully paid as of December 31, 2021.

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

The Company applied for forgiveness of the CARES Act Loans in February 2021, and the loans were forgiven in June 2021 and July 2021. As a result, the Company recognized $18.5 million gain on CARES Act Loan forgiveness for the year ended December 31, 2021.

Note 6 – Related Party Transactions

As of December 31, 2021 and 2020, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as cost method investments as the Company has determined that it does not have ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of December 31, 2021 and 2020, the Company has zero carrying value in these investments.

Net receivables from the Bagatelle entities included in due from related parties were $0.4 million as of December 31, 2021 and 2020. These receivables represent the Company’s maximum exposure to loss. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

Note 7 – Income Taxes

The components of income before provision (benefit) for income taxes were as follows (in thousands):

	For the years ended December 31,
	2021	2020
Domestic	$33,331	$(19,129)
Foreign	203	106
Total	$33,534	$(19,023)

The components of the Company’s provision (benefit) for income taxes were as follows (in thousands):

	For the years ended December 31,
	2021	2020
Current:
Federal	$—	$—
State and local	564	39
Foreign	110	36
Total current	674	75
Deferred:
Federal	(195)	(4,593)
State and local	1,107	(887)
Foreign	—	5
Total deferred	912	(5,475)
Total provision (benefit) for income taxes	$1,586	$(5,400)

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2021	2020
Income tax provision (benefit) at federal statutory rate	21.0%	(21.0)%
State and local taxes	4.5%	(4.4)%
FICA tip credit	(7.2)%	(5.3)%
Change in valuation allowance	—	(0.9)%
Compensation subject to IRC Section 162(m)	6.2%	—
Equity based compensation	(7.6)%	—
PPP income exclusion	(11.6)%	—
Other items, net	(0.6)%	3.2%
Effective income tax rate	4.7%	(28.4)%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$17,152	$15,255
Stock compensation	247	439
FICA tip credit carryforward	9,929	6,860
Net operating loss	3,290	6,038
Goodwill	1,055	1,283
Inventory	10	23
Charitable contributions carryforward	—	2
Foreign tax credit carryforward	382	336
Deferred revenue	165	321
State and local tax credit carryforward	310	299
Expenses not deductible until paid	1,667	985
Basis in LLC interest	—	175
IRC 163(j) disallowed interest carryforward	—	835
Debt issuance costs	143	—
Kona related acquisition costs	813	201
Deferred payroll taxes	281	703
Total deferred tax assets	35,444	33,755
Deferred tax liabilities:
Operating lease right-of-use assets	(13,150)	(10,381)
Depreciation and amortization	(9,605)	(9,812)
Other	(40)	—
Total deferred tax liabilities	(22,795)	(20,193)
Valuation allowance	(336)	(336)
Net deferred tax assets	$12,313	$13,226

Correction of the Prior Period

Subsequent to the issuance of the December 31, 2020 consolidated financial statements, management determined that the deferred tax assets and deferred tax liabilities related to the right-of-use asset and lease liabilities were incorrectly presented on a net basis as deferred rent liabilities and lease incentives for the year ended December 31, 2020. To correct for the classification on a gross basis, the Company presented the operating lease liabilities line item of $15.3 million as a deferred tax asset and operating lease right-of-use assets line item of $10.4 million as a deferred tax liability. Management also determined that the deferred tax liability line item for the ASC 740-10 liability of $0.1 million for the year ended December 31, 2020 should have been netted against the deferred tax asset line item for net operating loss. Net operating loss is the tax attribute for which the ASC 740-10 liability reduces the amount that is more-likely-than-not to be realized. To correct for the misclassification of the uncertain tax position, the Company removed the ASC 740-10 liability line item from Deferred tax liabilities and netted it against the net operating loss line item, resulting in $6.0 million net operating loss as of December 31, 2020. Management has evaluated the materiality of these corrections and concluded that they are not material to the prior periods.

Tax Carryforwards

As of December 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards of $13.7 million which have no expiration date. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. The state NOLs expire at various dates from 2035 to 2040. The state and local tax credit carryforwards expire at various dates from 2022 through 2028.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings. As of December 31, 2021 and December 31, 2020, the Company has valuation allowance of $0.3 million and $0.3 million, respectively, related to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2021	2020
Balance, beginning of year	$814	$814
Increase related to current year positions	—	209
Decrease related to prior period positions	(367)	(209)
Balance, end of year	$447	$814

Included in the balance of unrecognized tax benefits as of December 31, 2021 and December 31, 2020, are $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes. Management believes it is reasonably possible that a nominal amount of the uncertain tax position as of December 31, 2021 will decrease within the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2018 through 2020. The Company’s state and local tax filings remain subject to examination for tax years 2018 through 2020. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

The Company’s foreign income tax returns prior to fiscal year 2018 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 8 – Revenue recognition

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	December 31,	December 31,
	2021	2020
Receivables (1)	$—	$125
Deferred license revenue (2)	388	1,160
Deferred gift card revenue (3)	1,769	1,945
Konavore rewards program (4)	136	102
(1)	Deferred license receivables are included in accounts receivable on the consolidated balance sheets.
(2)	Includes the current and long-term portion of deferred license revenue.
(3)	Deferred gift card revenue and advance party deposits on good and services yet to be provided are included in deferred gift card revenue and other on the consolidated balance sheets.
(4)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Revenue recognized from deferred license revenue	$164	$206
Revenue recognized from deferred gift card revenue	1,214	1,904

As of December 31, 2021, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2021 were as follows for each year ending (in thousands):

2022	$90
2023	79
2024	45
2025	44
2026	37
Thereafter	93
Total future estimated deferred license revenue	$388

Note 9 – Leases

The components of lease expense for the period were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Lease cost
Operating lease cost	$13,602	$11,613
Variable lease cost	7,400	2,001
Short-term lease cost	684	479
Sublease income	—	(493)
Total lease cost	$21,686	$13,600

Weighted average remaining lease term – operating leases	13 years	12 years
Weighted average discount rate – operating leases	8.43%	8.09%

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

The Company has entered into an operating lease for a future Kona Grill restaurant in Riverton, Utah that had not commenced as of December 31, 2021. The present value of the aggregate future commitment related to this lease totals $0.9 million. The Company expects this lease, which has an initial lease term of 10 years and two five-year options, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,644	$8,491
Right-of-use assets obtained in exchange for operating lease obligations	$8,068	$4,968

As of December 31, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2022	$11,364
2023	14,758
2024	14,250
2025	13,285
2026	13,209
Thereafter	122,827
Total lease payments	189,693
Less: imputed interest	(80,681)
Present value of operating lease liabilities	$109,012

Note 10 – Earnings per share

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

For the years ended December 31, 2021 and 2020, earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2021	2020
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$31,348	$(12,825)

Basic weighted average shares outstanding	31,155,224	28,909,963
Dilutive effect of stock options, warrants and restricted share units	2,639,120	—
Diluted weighted average shares outstanding	33,794,344	28,909,963

Net income (loss) available to common stockholders per share - Basic	$1.01	$(0.44)
Net income (loss) available to common stockholders per share - Diluted	$0.93	$(0.44)

For the years ended December 31, 2021 and 2020, stock options, warrants and restricted share units totaling 0.4 million and 1.4 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2021 and 2020, there are 32.1 million and 29.1 million shares of common stock outstanding, respectively.

The Company has the following warrants to purchase shares of common stock outstanding as of December 31, 2021 and 2020:

					Shares available for purchase as of
			Warrants	Exercise	December 31,	December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2021	2020
June 27, 2016	2235570 Ontario Limited	June 27, 2026	100,000	$2.61	—	100,000
August 11, 2016	Anson Investments Master Fund LP	August 11, 2026	300,000	2.61	—	300,000
October 24, 2016	Anson Investments Master Fund LP	October 24, 2026	340,000	2.39	—	340,000
November 15, 2017	2017 Securities Purchase Agreement investors	May 15, 2023	875,000	$1.63	125,000	125,000

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the years ended December 31, 2021 or 2020.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2021 and 2020, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 12 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2021 and 2020.

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

Effective June 4, 2019, the Company’s stockholders approved amendments to the 2013 Equity Plan (the “2019 Equity Plan”). Among other things, the amendments increased the number of shares of common stock authorized for issuance under the 2019 Equity Plan by 2,300,000 shares to a new maximum aggregate limit of 7,073,922 shares. As of December 31, 2021, the Company had 160,624 shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost for the years ended December 31, 2021 and 2020 was $3.6 million and $1.8 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.5 million and $0.3 million of unrestricted stock granted to directors for the years ended December 31, 2021 and 2020, respectively. Such grants were awarded consistent with the Board’s compensation practices and included grants to two new board members appointed in September 2021. In addition, stock-based compensation expense for the year ended December 31, 2021 included $0.4 million of employer payroll taxes associated with stock option and restricted stock units (“RSU“) activity and $0.3 million of compensation costs for the vesting of market condition-based stock options and RSUs.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2021 and 2020 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at January 1, 2020	1,806,508	$3.37
Vested	—	—
Exercised	(18,000)	2.13
Cancelled, expired or forfeited	(81,500)	3.75
Outstanding at December 31, 2020	1,707,008	$3.37	4.98 years	$1,454
Exercisable at December 31, 2020	1,443,675	$3.57	4.68 years	$1,112
Vested	594,402	3.09
Exercised	(1,039,058)	3.23
Cancelled, expired or forfeited	(10,000)	2.13
Outstanding at December 31, 2021	1,252,352	$3.36	3.92 years	$11,581
Exercisable at December 31, 2021	1,126,685	$3.48	3.72 years	$10,283

There were no stock options granted in the years ended December 31, 2021 and 2020

A summary of the status of the Company’s non-vested stock options as of December 31, 2021 and 2020 and changes during the years then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at January 1, 2020	536,000	$0.87
Granted	—	—
Vested	(272,667)	0.75
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2020	263,333	$0.99
Granted	—	—
Vested	(127,667)	1.00
Cancelled, expired or forfeited	(10,000)	0.87
Non-vested stock options at December 31, 2021	125,667	$1.00

The fair value of options that vested in the years ended December 31, 2021 and 2020 were $0.1 million and $0.2 million, respectively. As of December 31, 2021, there is less than $0.1 million of total unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of less than 1 year.

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the years ended December 31, 2021 and 2020 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at January 1, 2020	955,011	$2.69
Granted	1,316,174	1.21
Vested	(305,027)	2.77
Cancelled, expired or forfeited	(94,566)	2.12
Non-vested RSUs at December 31, 2020	1,871,592	$1.68
Granted	977,599	7.74
Vested	(1,109,250)	1.90
Cancelled, expired or forfeited	(49,931)	5.18
Non-vested RSUs at December 31, 2021	1,690,010	$4.98

As of December 31, 2021, the Company had approximately $7.0 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 3.0 years.

Note 13 – Segment Reporting

In the fourth quarter of 2019, in conjunction with the Kona Grill acquisition, the Company implemented certain organizational changes, including the reorganization of our internal reporting structure to better facilitate our strategy for growth and operational efficiency. As a result of these organizational changes, the Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is comprised of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the years ended December 31, 2021 and 2020 for each segment is provided below (in thousands). Prior year amounts for the STK and ONE Hospitality segments have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2021
Total revenues	$151,436	$123,181	$1,725	$836	$277,178
Operating income (loss)(1)	39,863	12,982	466	(33,926)	19,385
Capital asset additions	$7,581	$2,307	$170	$1,409	$11,467
As of December 31, 2021
Total assets	$95,510	$91,323	$6,117	$36,885	$229,835

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2020
Total revenues	$60,932	$78,591	$1,197	$1,223	$141,943
Operating income (loss)(1)	5,973	3,356	33	(23,056)	(13,694)
Capital asset additions	$2,734	$1,952	$206	$895	$5,787
As of December 31, 2020
Total assets	$81,431	$96,262	$5,484	$32,392	$215,569

(1)	Operating loss for the Corporate segment for the years ended December 31, 2021 and 2020 includes $5.8 million and $5.5 million, respectively, in COVID-19 related expenses.

Note 14 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2021 and 2020 is provided below (in thousands).

	For the year ended December 31,
	2021	2020
Domestic revenues	$272,651	$140,537
International revenues	4,527	1,406
Total revenues	$277,178	$141,943

	December 31,	December 31,
	2021	2020
Domestic long-lived assets	$185,718	$180,935
International long-lived assets	1,190	258
Total long-lived assets	$186,908	$181,193

Note 15 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals in its consolidated financial statements in accordance with ASC 450. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.