Form 10-Q
period 2022-03-31
ONE Group Hospitality, Inc.
filed 2022-05-06
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ⌧
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

Number of shares of common stock outstanding as of April 30, 2022: 32,448,872

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,644	$23,614
Accounts receivable	8,284	11,356
Inventory	5,015	3,915
Other current assets	2,481	3,666
Due from related parties	376	376
Total current assets	44,800	42,927

Property and equipment, net	71,691	69,638
Operating lease right-of-use assets	87,667	85,395
Deferred tax assets, net	12,328	12,313
Intangibles, net	15,286	15,505
Other assets	4,001	3,199
Security deposits	801	858
Total assets	$236,574	$229,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,771	$11,094
Accrued expenses	23,130	23,155
Deferred license revenue	79	90
Deferred gift card revenue and other	1,662	2,029
Current portion of operating lease liabilities	5,694	5,396
Current portion of long-term debt	500	500
Total current liabilities	42,836	42,264

Deferred license revenue, long-term	278	298
Operating lease liabilities, net of current portion	105,873	103,616
Long-term debt, net of current portion	23,068	23,132
Total liabilities	172,055	169,310

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,272,971 issued and 32,260,337 outstanding at March 31, 2022 and 32,138,396 issued and 32,125,762 outstanding at December 31, 2021	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock	(37)	(37)
Additional paid-in capital	54,046	53,481
Retained earnings	14,302	10,632
Accumulated other comprehensive loss	(2,737)	(2,645)
Total stockholders’ equity	65,577	61,434
Noncontrolling interests	(1,058)	(909)
Total equity	64,519	60,525
Total liabilities and equity	$236,574	$229,835

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended March 31,
	2022	2021
Revenues:
Owned restaurant net revenue	$70,516	$49,168
Management, license and incentive fee revenue	3,665	1,314
Total revenues	74,181	50,482
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,099	12,001
Owned restaurant operating expenses	39,373	27,906
Total owned operating expenses	57,472	39,907
General and administrative (including stock-based compensation of $879 and $1,022 for the three months ended March 31, 2022 and 2021, respectively)	6,879	5,174
Depreciation and amortization	2,715	2,699
COVID-19 related expenses	2,313	1,557
Pre-opening expenses	345	101
Lease termination expenses	255	187
Total costs and expenses	69,979	49,625
Operating income	4,202	857
Other expenses, net:
Interest expense, net of interest income	508	1,246
Total other expenses, net	508	1,246
Income (loss) before provision (benefit) for income taxes	3,694	(389)
Provision (benefit) for income taxes	173	(329)
Net income (loss)	3,521	(60)
Less: net loss attributable to noncontrolling interest	(149)	(130)
Net income attributable to The One Group Hospitality, Inc.	$3,670	$70
Currency translation loss	(92)	(18)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	$3,578	$52

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.11	$—
Diluted net income per share	$0.11	$—

Shares used in computing basic income per share	32,231,210	29,168,576
Shares used in computing diluted income per share	34,245,445	32,031,479

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519

Balance at December 31, 2020	29,083,183	$3	$—	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	—	1,022	—	—	1,022	—	1,022
Exercise of stock options and warrants	450,971	—	—	—	—	—	—	—	—
Issuance of vested restricted shares, net of tax withholding	67,685	—	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$—	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$3,521	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,715	2,699
Stock-based compensation	879	1,022
Amortization of debt issuance costs	93	141
Deferred taxes	(15)	349
Changes in operating assets and liabilities:
Accounts receivable	3,086	1,148
Inventory	(1,100)	—
Other current assets	1,183	(809)
Security deposits	57	3
Other assets	(150)	(164)
Accounts payable	244	392
Accrued expenses	(575)	2,537
Operating lease liabilities and right-of-use assets	283	88
Deferred gift card and license revenue	(398)	(360)
Net cash provided by operating activities	9,823	6,986

Investing activities:
Purchase of property and equipment	(4,450)	(2,615)
Net cash used in investing activities	(4,450)	(2,615)

Financing activities:
Repayments of long-term debt	(125)	(40)
Debt issuance costs	—	(35)
Tax-withholding obligation on stock-based compensation	(128)	(154)
Purchase of non-controlling interests	—	(75)
Net cash used in financing activities	(253)	(304)
Effect of exchange rate changes on cash	(90)	(17)
Net increase in cash and cash equivalents	5,030	4,050
Cash and cash equivalents, beginning of period	23,614	24,385
Cash and cash equivalents, end of period	$28,644	$28,435
Supplemental disclosure of cash flow data:
Interest paid	$402	$1,022
Income taxes paid	$86	$—
Accrued purchases of property and equipment	$1,637	$—

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global hospitality company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of March 31, 2022, the Company owned, operated, managed, or licensed 59 venues, including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

The COVID-19 pandemic has significantly impacted and will continue to adversely affect our operations and financial results for the foreseeable future. In response to COVID-19, the Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $2.3 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19. Currently, all restaurants are open for in-person dining. The continuation of normal dining operations is subject to events beyond the Company’s control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

The Company regularly communicates with its major suppliers and has not experienced any significant disruption in its supply chain. The Company has enhanced its programs to attract and retain both restaurant managers and hourly employees. The Company has also increased cleaning protocols, including a role which is focused on sanitation in high-touch and high-traffic areas, implemented daily health and safety checklists, provided additional personal protective equipment and cleaning supplies and engaged third party vendors to perform electrostatic cleaning of its restaurants.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Prior Period Reclassifications

Certain reclassifications of the 2021 amounts in the segment reporting footnote have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU“) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating ASU 2016-13 and assessing the impact on its financial statements.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Furniture, fixtures and equipment	$25,327	$24,942
Leasehold improvements	77,158	76,500
Less: accumulated depreciation	(41,495)	(39,425)
Subtotal	60,990	62,017
Construction in progress	8,454	5,374
Restaurant smallwares	2,247	2,247
Total	$71,691	$69,638

Depreciation related to property and equipment was $2.5 million for both the three months ended March 31, 2022 and 2021. The Company does not depreciate construction in progress until such assets are placed into service.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Kona Grill trade name	$17,400	$17,400
Other finite-lived intangible assets	66	66
Less: accumulated amortization	(2,180)	(1,961)
Total intangibles, net	$15,286	$15,505

The Kona Grill trade name and other finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 to 20 years. Amortization expense was $0.2 million for both the three months ended March 31, 2022 and 2021. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $0.9 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related (1)	$6,774	$6,554
Accrued lease exit costs (2)	4,863	4,913
VAT and sales taxes	2,801	3,477
Amounts due to landlords	2,010	1,847
Insurance	366	642
Interest	132	132
Legal, professional and other services	800	458
Income taxes and related	165	—
Construction on new restaurants	457	359
Other	4,762	4,773
Total	$23,130	$23,155

(1)	Payroll and related includes $1.2 million in employer payroll taxes for which payment has been deferred under the CARES Act as of March 31, 2022 and December 31, 2021, respectively.
(2)	Amount relates to lease exit costs for 2016 leases for restaurants never built and still under dispute with landlords.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan agreements	$24,625	$24,750
Revolving credit facility	—	—
Total long-term debt	24,625	24,750
Less: current portion of long-term debt	(500)	(500)
Less: debt issuance costs	(1,057)	(1,118)
Total long-term debt, net of current portion	$23,068	$23,132

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $0.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a credit agreement with Goldman Sachs Bank USA (the “Credit Agreement”). On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

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

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of March 31, 2022 and December 31, 2021 was 6.00%.

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

The Company and certain operating subsidiaries of the Company guarantee the obligations under the amended Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

As of March 31, 2022, the Company had $1.1 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.6 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of March 31, 2022, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2022.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income taxes

Income taxes for the three months ended March 31, 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was 4.7% for the three months ended March 31, 2022 compared to 84.4% for the three months ended March 31, 2021. The Company’s annualized effective tax rate is estimated at approximately 19.5% for 2022. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the three months ended March 31, 2022 and 2021 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The CARES Act includes provisions allowing for the carryback of net operating losses generated for specific periods and technical amendments regarding the expensing of qualified improvement property. The CARES Act also allows for the deferral of the employer-paid portion of social security taxes, which the Company has elected to defer and will pay by December 31, 2022.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of March 31, 2022.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	March 31,	December 31,
	2022	2021
Deferred license revenue (1)	$357	$388
Deferred gift card and gift certificate revenue (2)	$1,214	$1,769
Konavore rewards program (3)	$144	$136
(1)	Includes the current and long-term portion of deferred license revenue.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	March 31,	March 31,
	2022	2021
Revenue recognized from deferred license revenue	$31	$52
Revenue recognized from deferred gift card revenue	$627	$587

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2022 were as follows for each year ending (in thousands):

2022, nine months remaining	$59
2023	79
2024	45
2025	44
2026	37
Thereafter	93
Total future estimated deferred license revenue	$357

Note 9 – Leases

The components of lease expense for the period were as follows (in thousands):

	March 31,	March 31,
	2022	2021
Lease cost
Operating lease cost	$3,635	$3,298
Variable lease cost	2,665	767
Short-term lease cost	244	138
Sublease income	—	—
Total lease cost	$6,544	$4,203

Weighted average remaining lease term – operating leases	13 years	12 years
Weighted average discount rate – operating leases	8.40%	8.09%

Due to the negative effects of COVID-19, the Company implemented measures to reduce its costs, including negotiations with landlords regarding rent concessions. As the rent concessions received do not result in a significant increase in cash payments, the Company elected to account for these concessions as a variable lease payment in accordance with ASC Topic 842. The Company’s right-of-use assets and operating lease liabilities have not been remeasured for lease concessions received. Variable lease cost is comprised of percentage rent and common area maintenance, offset by rent concessions received as a result of COVID-19.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 31,	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,043	$2,514
Right-of-use assets obtained in exchange for operating lease obligations	$3,709	$—

As of March 31, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2022, nine months remaining	$6,674
2023	15,164
2024	14,663
2025	13,705
2026	13,636
Thereafter	131,925
Total lease payments	195,767
Less: imputed interest	(84,200)
Present value of operating lease liabilities	$111,567

Note 10 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units.

For the three months ended March 31, 2022 and 2021, the net income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended March 31,
	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$3,670	$70

Basic weighted average shares outstanding	32,231,210	29,168,576
Dilutive effect of stock options, warrants and restricted share units	2,014,235	2,862,903
Diluted weighted average shares outstanding	34,245,445	32,031,479

Net income available to common stockholders per share - Basic	$0.11	$—
Net income available to common stockholders per share - Diluted	$0.11	$—

For the three months ended March 31, 2022 and 2021, a nominal amount and 0.3 million stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 11 – Stock-Based Compensation and Warrants

As of March 31 2022, the Company had 43,459 remaining shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended March 31, 2022 and 2021 was $0.9 million and $1.0 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million of stock granted to directors for the three months ended March 31, 2022 and 2021. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three months ended March 31, 2021 included $0.3 million of compensation costs for the vesting of market condition based options and RSUs.

Stock Option Activity

Stock options in the table below include both time based and market condition based awards. Changes in stock options during the three months ended March 31, 2022 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2021	1,252,352	$3.36	3.92 years	$11,581
Exercisable at December 31, 2021	1,126,685	$3.48	3.72 years	$10,283
Vested	—	$—
Exercised	—	$—
Cancelled, expired or forfeited	—	$—
Outstanding at March 31, 2022	1,252,352	$3.36	3.67 years	$8,951
Exercisable at March 31, 2022	1,149,352	$3.47	3.54 years	$8,088

A summary of the status of the Company’s non-vested stock options as of March 31, 2022 and changes during the three months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2021	125,667	$1.00
Vested	(22,667)	1.55
Cancelled, expired or forfeited	—	—
Non-vested stock options at March 31, 2022	103,000	$0.87

The fair value of options that vested in the three months ended March 31, 2022 was less than $0.1 million. As of March 31, 2022, there is a nominal amount of unrecognized compensation cost related to non-vested awards, which will be recognized over a weighted-average period of 0.1 years.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three months ended March 31, 2022 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2021	1,690,010	$4.98
Granted	116,670	11.32
Vested (1)	(512,446)	2.51
Cancelled, expired or forfeited	(6,667)	8.80
Non-vested RSUs at March 31, 2022	1,287,567	$6.51
(1)	This amount includes 403,913 RSUs that have vested, but which shares have not yet been issued as of March 31, 2022.

As of March 31, 2022, the Company had approximately $7.6 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.9 years.

Warrants

As of March 31, 2022 and December 31, 2021, there were outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $1.63.

Note 12 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and operations of STK restaurant locations.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum Heliot, Hideout, Marconi, Radio, and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, depreciation and amortization, acquisition related gains and losses, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three months ended March 31, 2022 and 2021 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2022
Total revenues	$42,499	31,212	343	127	74,181
Operating income (loss)	$10,718	3,037	(9)	(9,544)	4,202
Capital asset additions	$2,279	1,803	37	331	4,450
As of March 31, 2022
Total assets	$96,022	94,988	5,489	40,075	236,574

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2021
Total revenues	$24,691	25,577	33	181	50,482
Operating income (loss)	$5,596	2,450	(118)	(7,071)	857
Capital asset additions	$1,476	529	15	595	2,615
As of December 31, 2021
Total assets	$95,510	91,323	6,117	36,885	229,835

Note 13 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended March 31,
	2022	2021
Domestic revenues	$73,144	$50,288
International revenues	1,037	194
Total revenues	$74,181	$50,482

	March 31,	December 31,
	2022	2021
Domestic long-lived assets	$190,564	$185,718
International long-lived assets	1,210	1,190
Total long-lived assets	$191,774	$186,908

Note 14 – Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risk and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) the effects of the COVID-19 pandemic on our business, including government restrictions on our ability to operate our restaurants and changes in customer behavior; (2) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain our key employees; (3) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (4) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (5) changes in applicable laws or regulations; (6) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (7) other risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of March 31, 2022, we owned, operated, managed or licensed 59 venues including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues operated under ONE Hospitality in seven hotels and casinos throughout the United States and

Europe. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2022:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	11	24	2	37
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	14	24	3	41
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	4	—	—	4
Total international	8	—	10	18
Total venues	22	24	13	59
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

We intend to open at least nine new venues in 2022. There are currently two Company-owned STK restaurants (San Francisco, CA and Dallas, TX), two Company-owned Kona Grill restaurants (Riverton, UT and Columbus, OH) and one managed STK restaurant (Stratford, UK) under development. In addition, in conjunction with REEF Kitchens, we plan to test and open three licensed units in Texas for takeout and delivery only. These units will feature offerings from our STK, Kona Grill and Bao Yum concepts. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

The COVID-19 pandemic has significantly impacted and will continue to adversely affect operations and financial results for the foreseeable future. In response to COVID-19, we have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees. Currently, all restaurants are open for in-person dining. Our continuation of normal dining operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

We regularly communicate with our major suppliers and have not experienced any significant disruption in our supply chain. We have enhanced programs to attract and retain both restaurant managers and hourly employees. We have increased cleaning protocols, including a role which is focused on sanitation in high-touch and high-traffic areas, implemented daily health and safety checklists, provided additional personal protective equipment and cleaning supplies and engaged third party vendors to perform electrostatic cleaning of our restaurants.

In the first quarter of 2022, one of our licensees permanently closed an STK restaurant in Mexico City as a result of COVID-19.

Executive Summary

Total revenue increased $23.7 million, or 46.9% to $74.2 million for the three months ended March 31, 2022 compared to $50.5 million for the three months ended March 31, 2021 primarily due to strong execution of our sales initiatives. Same-store sales increased 45.1% in the first quarter of 2022 compared to the first quarter of 2021. STK same store sales increased 66.5% while Kona Grill same store sales increased 21.9%. On a three-year basis, same store sales for the first quarter of 2022 increased 45.3% compared to the first quarter of 2019. STK same store sales increased 62.9% on a three-year basis while Kona Grill same store sales increased 27.5% reflecting the strong execution of our sales initiatives.

Restaurant operating profit increased $3.8 million, or 40.8% to $13.0 million for the three months ended March 31, 2022 compared to $9.3 million for the three months ended March 31, 2021. Restaurant operating profit as a percentage of owned restaurant net revenue was 18.5% in the first quarter of 2022 compared to 18.8% in the first quarter of 2021.

Operating income increased $3.3 million to $4.2 million for the three months ended March 31, 2022 compared to operating income of $0.9 million for the three months ended March 31, 2021. The increase was primarily driven by strong sales momentum.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended March 31,
	2022	2021
Revenues:
Owned restaurant net revenue	$70,516	$49,168
Management, license and incentive fee revenue	3,665	1,314
Total revenues	74,181	50,482
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,099	12,001
Owned restaurant operating expenses	39,373	27,906
Total owned operating expenses	57,472	39,907
General and administrative (including stock-based compensation of $879 and $1,022 for the three months ended March 31, 2022 and 2021, respectively)	6,879	5,174
Depreciation and amortization	2,715	2,699
COVID-19 related expenses	2,313	1,557
Pre-opening expenses	345	101
Lease termination expenses	255	187
Total costs and expenses	69,979	49,625
Operating income	4,202	857
Other expenses, net:
Interest expense, net of interest income	508	1,246
Total other expenses, net	508	1,246
Income (loss) before provision (benefit) for income taxes	3,694	(389)
Provision (benefit) for income taxes	173	(329)
Net income (loss)	3,521	(60)
Less: net loss attributable to noncontrolling interest	(149)	(130)
Net income attributable to The One Group Hospitality, Inc.	$3,670	$70

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

For the three months ended March 31,
	2022	2021
Revenues:
Owned restaurant net revenue	95.1%	97.4%
Management, license and incentive fee revenue	4.9%	2.6%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.7%	24.4%
Owned restaurant operating expenses (1)	55.8%	56.8%
Total owned operating expenses (1)	81.5%	81.2%
General and administrative (including stock-based compensation of 1.2% and 2.0% for the three months ended March 31, 2022 and 2021, respectively)	9.3%	10.2%
Depreciation and amortization	3.7%	5.3%
COVID-19 related expenses	3.1%	3.1%
Pre-opening expenses	0.5%	0.2%
Lease termination expenses	0.3%	0.4%
Total costs and expenses	94.3%	98.3%
Operating income	5.7%	1.7%
Other expenses, net:
Interest expense, net of interest income	0.7%	2.5%
Total other expenses, net	0.7%	2.5%
Income (loss) before provision (benefit) for income taxes	5.0%	(0.8)%
Provision (benefit) for income taxes	0.2%	(0.7)%
Net income (loss)	4.7%	(0.1)%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.2)%
Net income attributable to The One Group Hospitality, Inc.	4.9%	0.1%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2022
Total revenues	$42,499	31,212	343	127	74,181
Operating income (loss)	$10,718	3,037	(9)	(9,544)	4,202
Capital asset additions	$2,279	1,803	37	331	4,450
As of March 31, 2022
Total assets	$96,022	94,988	5,489	40,075	236,574

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2021
Total revenues	$24,691	25,577	33	181	50,482
Operating income (loss)	$5,596	2,450	(118)	(7,071)	857
Capital asset additions	$1,476	529	15	595	2,615
As of December 31, 2021
Total assets	$95,510	91,323	6,117	36,885	229,835

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation, COVID-19 related expenses and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$3,670	$70
Net loss attributable to noncontrolling interest	(149)	(130)
Net income (loss)	3,521	(60)
Interest expense, net of interest income	508	1,246
Provision (benefit) for income taxes	173	(329)
Depreciation and amortization	2,715	2,699
EBITDA	6,917	3,556
COVID-19 related expenses	2,313	1,557
Stock-based compensation	879	1,022
Lease termination expense (1)	255	187
Non-cash rent expense (2)	(31)	23
Pre-opening expenses	345	101
Adjusted EBITDA	10,678	6,446
Adjusted EBITDA attributable to noncontrolling interest	(78)	(53)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,756	$6,499
(1)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant operating profit for the periods indicated (in thousands):

	For the three months ended March 31,
	2022	2021
Operating income as reported	4,202	857
Management, license and incentive fee revenue	(3,665)	(1,314)
General and administrative	6,879	5,174
Depreciation and amortization	2,715	2,699
COVID-19 related expenses	2,313	1,557
Pre-opening expenses	345	101
Lease termination expense	255	187
Restaurant Operating Profit	$13,044	$9,261
Restaurant Operating Profit as a percentage of owned restaurant net revenue	18.5%	18.8%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended March 31,
	2022	2021
STK restaurant operating profit (Company owned)	8,813	5,477
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	22.6%	23.4%
Kona Grill restaurant operating profit	4,276	3,737
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	13.7%	14.6%

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $21.3 million, or 43.4%, to $70.5 million for the three months ended March 31, 2022 from $49.2 million for the three months ended March 31, 2021. The increase was primarily attributable to strong execution of our sales initiatives. Comparable restaurant sales increased 45.1% in the first quarter of 2022.

Management and license fee revenue. Management and license fee revenues increased $2.4 million, or 178.9% to $3.7 million for the three months ended March 31, 2022 from $1.3 million for the three months ended March 31, 2021. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as revenue generated from the opening of two managed STKs, one licensed STK and three managed F&B venues during 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $6.1 million, or 50.8%, to $18.1 million for the three months ended March 31, 2022 from $12.0 million for the three months ended March 31, 2021. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales increased 130 basis points from 24.4% in the three months ended March 31, 2021 to 25.7% for the three months ended March 31, 2022 primarily due to increased commodity prices partly offset by operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $11.5 million to $39.4 million for the three months ended March 31, 2022 from $27.9 million for the three months ended March 31, 2021. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 100 basis points from 56.8% in the three months ended March 31, 2021 to 55.8% for the three months ended March 31, 2022 due to leverage on higher average weekly sales and actively managing operating costs.

General and administrative. General and administrative costs increased $1.7 million, or 32.7%, to $6.9 million for the three months ended March 31, 2022 from $5.2 million for the three months ended March 31, 2021. The increase was attributable to increased activity as our restaurants are generating strong average weekly sales. As a percentage of revenues, general and administrative costs were 9.3% for the three months ended March 31, 2022 compared to 10.2% for the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization expense was $2.7 million for the three months ended March 31, 2022 and 2021.

Pre-opening expenses. In the three months ended March 31, 2022, we incurred $0.3 million of pre-opening expenses primarily related to non-cash pre-open rent for STK Dallas, STK San Francisco, Kona Grill Riverton, and Kona Grill Columbus which are currently under construction. Pre-opening expenses for the three months ended March 31, 2021 were $0.1 million.

COVID-19 related expenses. COVID-19 related expenses were $2.3 million for the three months ended March 31, 2022 compared to $1.6 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net of interest income. Interest expense, net of interest income was $0.5 million and $1.2 million for each of the three months ended March 31, 2022 and 2021, respectively.

Provision (benefit) for income taxes. The provision for income taxes for the three months ended March 31, 2022 was $0.2 million compared to a benefit for income taxes of $0.3 million for the three months ended March 31, 2021. Our 2022 annualized effective tax rate is estimated at 19.5%.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.1 million for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of March 31, 2022, we had cash and cash equivalents of $28.6 million and $24.6 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of March 31, 2022, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

In the three months ended March 31, 2022, capital expenditures were $4.5 million of which $1.7 million related to the construction of new STK and Kona Grill restaurants and $2.8 million for existing restaurants and technology initiatives. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

As of March 31, 2022, we were compliant with the covenants required by the amended Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 5 and Note 14 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and anticipate approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, we anticipate total cash investment in the $2.0 million to $3.0 million range. Typical pre-opening costs are $0.3 million to $0.5 million. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations.

Our hospitality F&B venues typically require limited capital investment from us. Capital expenditures for these projects will primarily be funded by cash flows from operations depending upon the timing of these expenditures and cash availability.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$9,823	$6,986
Investing activities	(4,450)	(2,615)
Financing activities	(253)	(304)
Effect of exchange rate changes on cash	(90)	(17)
Net increase in cash and cash equivalents	$5,030	$4,050

Operating Activities. Net cash provided by operating activities was $9.8 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $7.0 million for the three months ended March 31, 2021. The increase was primarily attributable to net income generated for the three months ended March 31, 2022 driven by strong sales.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $4.5 million primarily for the construction of STK restaurants in Dallas, Texas and San Francisco, California, and Kona Grill restaurants in Riverton, Utah and Columbus, Ohio, as well as capital expenditures for existing restaurants and technology initiatives compared to $2.6 million for the three months ended March 31, 2021.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $0.3 million.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on this evaluation, have concluded that due to two material weaknesses in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2022. These material weaknesses did not result in a material misstatement of the consolidated financial statements.

Remediation Efforts to Address the Material Weakness

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K to address the identified material weaknesses are ongoing. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts.

The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses.

Changes in Internal Controls

Other than the ongoing steps being taken to implement the remediation plan described above and under Item 9A. “Controls and Procedures” in our 2021 Annual Report on Form 10-K , there have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2021.

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

Dated: May 6, 2022

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer