Form 10-Q
period 2022-06-30
ONE Group Hospitality, Inc.
filed 2022-08-04
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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

Number of shares of common stock outstanding as of July 31, 2022: 32,649,401

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24,417	$23,614
Accounts receivable	7,979	11,356
Inventory	4,732	3,915
Other current assets	2,281	3,666
Due from related parties	376	376
Total current assets	39,785	42,927

Property and equipment, net	77,213	69,638
Operating lease right-of-use assets	86,297	85,395
Deferred tax assets, net	11,727	12,313
Intangibles, net	15,284	15,505
Other assets	4,124	3,199
Security deposits	797	858
Total assets	$235,227	$229,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,278	$11,094
Accrued expenses	18,698	23,155
Deferred license revenue	79	90
Deferred gift card revenue and other	1,545	2,029
Current portion of operating lease liabilities	5,914	5,396
Current portion of long-term debt	500	500
Total current liabilities	39,014	42,264

Deferred license revenue, long-term	258	298
Operating lease liabilities, net of current portion	104,464	103,616
Long-term debt, net of current portion	23,004	23,132
Total liabilities	166,740	169,310

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,662,035 issued and 32,649,401 outstanding at June 30, 2022 and 32,138,396 issued and 32,125,762 outstanding at December 31, 2021	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock	(37)	(37)
Additional paid-in capital	53,743	53,481
Retained earnings	18,605	10,632
Accumulated other comprehensive loss	(2,906)	(2,645)
Total stockholders’ equity	69,408	61,434
Noncontrolling interests	(921)	(909)
Total equity	68,487	60,525
Total liabilities and equity	$235,227	$229,835

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	$76,930	$67,848	$147,446	$117,016
Management, license and incentive fee revenue	4,195	2,912	7,860	4,226
Total revenues	81,125	70,760	155,306	121,242
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	19,851	17,191	37,950	29,192
Owned restaurant operating expenses	44,309	35,336	83,682	63,242
Total owned operating expenses	64,160	52,527	121,632	92,434
General and administrative (including stock-based compensation of $911, $1,137, $1,790 and $2,159 for the three and six months ended June 30, 2022 and 2021, respectively)	7,261	6,139	14,140	11,313
Depreciation and amortization	2,926	2,495	5,641	5,194
COVID-19 related expenses	221	1,088	2,534	2,645
Agreement restructuring expenses	—	494	—	494
Pre-opening expenses	804	154	1,149	255
Lease termination expenses	—	107	255	294
Total costs and expenses	75,372	63,004	145,351	112,629
Operating income	5,753	7,756	9,955	8,613
Other expenses, net:
Interest expense, net	444	1,235	952	2,481
Gain on CARES Act Loan forgiveness	—	(8,561)	—	(8,561)
Total other expenses, net	444	(7,326)	952	(6,080)
Income before provision for income taxes	5,309	15,082	9,003	14,693
Provision for income taxes	869	973	1,042	644
Net income	4,440	14,109	7,961	14,049
Less: net income (loss) attributable to noncontrolling interest	137	273	(12)	143
Net income attributable to The One Group Hospitality, Inc.	$4,303	$13,836	$7,973	$13,906
Currency translation (loss) gain	(169)	8	(261)	(10)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	$4,134	$13,844	$7,712	$13,896

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.13	$0.44	$0.25	$0.46
Diluted net income per share	$0.13	$0.41	$0.23	$0.41

Shares used in computing basic income per share	32,601,203	31,248,677	32,411,570	30,239,364
Shares used in computing diluted income per share	33,959,991	34,028,735	34,123,142	33,683,652

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519
Stock-based compensation	10,214	—	—	911	—	—	911	—	911
Exercise of stock options and warrants	13,261	—	—	28	—	—	28	—	28
Issuance of vested restricted shares, net of tax withholding	365,589	—	—	(1,242)	—	—	(1,242)	—	(1,242)
Loss on foreign currency translation, net	—	—	—	—	—	(169)	(169)	—	(169)
Net income	—	—	—	—	4,303	—	4,303	137	4,440
Balance at June 30, 2022	32,649,401	$3	$(37)	$53,743	$18,605	$(2,906)	$69,408	$(921)	$68,487

Balance at December 31, 2020	29,083,183	$3	$—	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	—	1,022	—	—	1,022	—	1,022
Exercise of stock options and warrants	450,971	—	—	—	—	—	—	—	—
Issuance of vested restricted shares, net of tax withholding	67,685	—	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$—	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694
Stock-based compensation	9,210	—	—	741	—	—	741	—	741
Exercise of stock options and warrants	931,558	—	—	3,151	—	—	3,151	—	3,151
Issuance of vested restricted shares, net of tax withholding	1,297,525	—	—	—	—	—	—	—	—
Gain on foreign currency translation, net	—	—	—	—	—	8	8	—	8
Net income	—	—	—	—	13,836	—	13,836	273	14,109
Balance at June 30, 2021	31,865,775	$3	$—	$51,414	$(6,810)	$(2,656)	$41,951	$(1,248)	$40,703

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net income	$7,961	$14,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,641	5,194
Stock-based compensation	1,790	1,763
CARES Act loan forgiveness	—	(8,561)
Amortization of debt issuance costs	186	265
Deferred taxes	586	120
Changes in operating assets and liabilities:
Accounts receivable	3,436	(794)
Inventory	(817)	(181)
Other current assets	1,379	(210)
Security deposits	61	(26)
Other assets	(329)	(85)
Accounts payable	273	2,356
Accrued expenses	(5,154)	7,596
Operating lease liabilities and right-of-use assets	464	29
Deferred gift card and license revenue	(535)	(1,671)
Net cash provided by operating activities	14,942	19,844

Investing activities:
Purchase of property and equipment	(12,091)	(5,373)
Net cash used in investing activities	(12,091)	(5,373)

Financing activities:
Repayments of long-term debt	(250)	(321)
Debt issuance costs	—	(41)
Exercise of stock options and warrants	28	3,151
Tax-withholding obligation on stock-based compensation	(1,556)	(154)
Purchase of non-controlling interests	—	(75)
Net cash (used in) provided by financing activities	(1,778)	2,560
Effect of exchange rate changes on cash	(270)	(9)
Net increase in cash and cash equivalents	803	17,022
Cash and cash equivalents, beginning of period	23,614	24,385
Cash and cash equivalents, end of period	$24,417	$41,407
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$874	$2,076
Income taxes paid	$287	$53
Non-cash CARES Act loan forgiveness	$—	$8,561
Accrued purchases of property and equipment	$2,415	$—

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is a global restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of June 30, 2022, the Company owned, operated, managed, or licensed 59 venues, including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

The COVID-19 pandemic has significantly impacted our operations and financial results. The impact to our operations and financial results has been most notable in periods of accelerating COVID-19 case counts. In response to COVID-19, the Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $0.2 million and $2.5 million for the three and six months ended June 30, 2022, compared to $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19. Currently, all restaurants are open for in-person dining. The continuation of normal dining operations is subject to events beyond the Company’s control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

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

Change in Accounting Estimate

Effective April 1, 2022, the Company changed its estimated useful life of the Kona Grill trade name. Based upon the strong performance of the Kona Grill restaurants over the past twelve months, significant capital investments in both existing and new restaurants and the Company’s commitment to expand the Kona Grill brand with the opening of new restaurants, the Company has determined that the Kona Grill trade name has an indefinite life rather than the twenty-year life previously determined. The Company currently has two Kona Grill venues under construction in Riverton, Utah and Columbus, Ohio and plans to open three to five Kona Grills each year for the foreseeable future. The effect of this change in estimate will reduce depreciation and amortization expense by $0.9 million annually, increase net income by $0.9 million annually, and increase basic and diluted earnings per share by approximately $0.03 annually based upon the number of shares outstanding as of June 30, 2022.

As a result of the above change, the Company updated its accounting policy for Intangible Assets and will test for impairment annually on November 1st or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment.

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

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Furniture, fixtures and equipment	$26,569	$24,942
Leasehold improvements	78,108	76,500
Less: accumulated depreciation	(43,229)	(39,425)
Subtotal	61,448	62,017
Construction in progress	13,453	5,374
Restaurant smallwares	2,312	2,247
Total	$77,213	$69,638

Depreciation related to property and equipment was $2.9 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company does not depreciate construction in progress until such assets are placed into service.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Indefinite-lived intangible assets
Kona Grill trade name	$17,400	$—
Finite-lived intangible assets
Kona Grill trade name	—	17,400
Other finite-lived intangible assets	66	66
Total finite-lived intangible assets	66	17,466
Less: accumulated amortization	(2,182)	(1,961)
Total intangibles, net	$15,284	$15,505

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 years. Amortization expense was nominal and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $0.2 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is a nominal amount annually. Refer to Note 1 regarding the change in accounting estimate of the Kona Grill trade name.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related (1)	$6,896	$6,554
Accrued lease exit costs (2)	—	4,913
VAT and sales taxes	2,276	3,477
Amounts due to landlords	2,433	1,847
Legal, professional and other services	1,030	458
Income taxes and related	180	—
Construction on new restaurants	622	359
Insurance	305	642
Interest	128	132
Other (3)	4,828	4,773
Total	$18,698	$23,155

(1)	Payroll and related includes $1.2 million in employer payroll taxes for which payment has been deferred under the CARES Act as of June 30, 2022 and December 31, 2021, respectively.
(2)	Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts have been paid as of June 30, 2022.
(3)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan agreements	$24,500	$24,750
Revolving credit facility	—	—
Total long-term debt	24,500	24,750
Less: current portion of long-term debt	(500)	(500)
Less: debt issuance costs	(996)	(1,118)
Total long-term debt, net of current portion	$23,004	$23,132

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $0.4 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Capitalized interest was $0.1 million for the three and six months ended June 30, 2022.

As of June 30, 2022, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

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

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of June 30, 2022 and December 31, 2021 was 6.00%.

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

As of June 30, 2022, the Company had $1.0 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.5 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of June 30, 2022, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2022.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income taxes

Income taxes for the three and six months ended June 30, 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was 16.4% and 11.6% for the three and six months ended June 30, 2022 compared to 6.5% and 4.4% for the three and six months ended June 30, 2021. The Company’s annualized effective tax rate is estimated at approximately 19.0% for 2022. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the six months ended June 30, 2022 and 2021 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The CARES Act includes provisions allowing for the carryback of net operating losses generated for specific periods and technical amendments regarding the expensing of qualified improvement property. The CARES Act also allows for the deferral of the employer-paid portion of social security taxes, which the Company has elected to defer and will pay by December 31, 2022.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of June 30, 2022.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue, the Konavore rewards program and deposits from customers for future events (in thousands):

	June 30,	December 31,
	2022	2021
Deferred license revenue (1)	$337	$388
Deferred gift card and gift certificate revenue (2)	$1,033	$1,769
Advanced party deposits (2)	$512	$260
Konavore rewards program (3)	$153	$136
(1)	Includes the current and long-term portion of deferred license revenue.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities is as follows (in thousands):

	June 30,	June 30,
	2022	2021
Revenue recognized from deferred license revenue	$40	$105
Revenue recognized from deferred gift card revenue	$1,196	$958
Revenue recognized from advanced party deposits	$198	$60

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2022 were as follows for each year ending (in thousands):

2022, six months remaining	$39
2023	79
2024	45
2025	44
2026	37
Thereafter	93
Total future estimated deferred license revenue	$337

Note 9 – Leases

The components of lease expense for the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	June 30,	June 30,
	2022	2021
Lease cost
Operating lease cost	$7,317	$6,621
Variable lease cost	5,597	2,622
Short-term lease cost	521	322
Total lease cost	$13,435	$9,565

Weighted average remaining lease term – operating leases	13 years	13 years
Weighted average discount rate – operating leases	8.40%	8.49%

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

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 30,	June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,531	$5,682
Right-of-use assets obtained in exchange for operating lease obligations	$3,709	$34

As of June 30, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2022, six months remaining	$3,164
2023	15,164
2024	14,663
2025	13,705
2026	13,636
Thereafter	131,925
Total lease payments	192,257
Less: imputed interest	(81,879)
Present value of operating lease liabilities	$110,378

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

For the three and six months ended June 30, 2022 and 2021, the net income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$4,303	$13,836	$7,973	$13,906

Basic weighted average shares outstanding	32,601,203	31,248,677	32,411,570	30,239,364
Dilutive effect of stock options, warrants and restricted share units	1,358,788	2,780,058	1,711,572	3,444,288
Diluted weighted average shares outstanding	33,959,991	34,028,735	34,123,142	33,683,652

Net income available to common stockholders per share - Basic	$0.13	$0.44	$0.25	$0.46
Net income available to common stockholders per share - Diluted	$0.13	$0.41	$0.23	$0.41

For the six months ended June 30, 2022 and 2021, zero and 0.1 million stock options, warrants and restricted share units, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share, respectively.

Note 11 – Stock-Based Compensation and Warrants

At the 2022 Annual Meeting of Shareholders, the Company’s shareholders approved a 4,500,000 increase in the number of shares available for issuance under the 2019 Equity Plan. As of June 30, 2022, the Company had 4,407,088 shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended June 30, 2022 and 2021 was $0.9 million and $1.1 million, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million and $0.2 million of stock granted to directors for both the three and six months ended June 30, 2022 and 2021, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation expense for the six months ended June 30, 2021 included $0.3 million of compensation costs for the vesting of market condition based options and RSUs.

Stock Option Activity

Stock options in the table below include both time based and market condition based awards. Changes in stock options during the six months ended June 30, 2022 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2021	1,252,352	$3.36	3.92 years	$11,581
Exercisable at December 31, 2021	1,126,685	$3.48	3.72 years	$10,283
Granted	—	$—
Exercised	(13,261)	$2.13
Cancelled, expired or forfeited	—	$—
Outstanding at June 30, 2022	1,239,091	$3.38	3.41 years	$4,912
Exercisable at June 30, 2022	1,239,091	$3.38	3.41 years	$4,912

A summary of the status of the Company’s non-vested stock options as of June 30, 2022 and changes during the six months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2021	125,667	$1.00
Vested	(125,667)	1.00
Non-vested stock options at June 30, 2022	—	$—

The fair value of options that vested in the six months ended June 30, 2022 was $0.1 million. As of June 30, 2022, all outstanding stock options have vested.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of these RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six months ended June 30, 2022 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2021	1,690,010	$4.98
Granted	316,147	9.61
Vested	(597,281)	2.55
Cancelled, expired or forfeited	(79,987)	5.99
Non-vested RSUs at June 30, 2022	1,328,889	$7.11

As of June 30, 2022, the Company had approximately $8.1 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.6 years.

Warrants

As of June 30, 2022 and December 31, 2021, there were outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $1.63.

Note 12 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum Heliot, Hideout, Marconi, Radio, and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments. In the second quarter of 2022, the Company changed its financial information regularly reviewed by the CODM to include all cash and cash equivalents, the Kona Grill tradename and deferred tax assets in the Corporate segment. Previously, certain cash amounts were included in the STK and Kona Grill segments and the Kona Grill tradename and certain deferred tax assets were included in the Kona Grill segment. Fiscal 2021 figures have been reclassified for comparability.

Certain financial information relating to the three and six months ended June 30, 2022 and 2021 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2022
Total revenues	$47,019	33,475	514	117	81,125
Operating income (loss)	$11,213	1,798	170	(7,428)	5,753
Capital asset additions	$5,055	1,465	16	1,105	7,641
For the six months ended June 30, 2022
Total revenues	$89,518	64,687	857	244	155,306
Operating income (loss)	$21,931	4,835	161	(16,972)	9,955
Capital asset additions	$7,334	3,268	53	1,436	12,091
As of June 30, 2022
Total assets	$98,389	71,786	5,377	59,675	235,227

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2021
Total revenues	$37,786	32,247	380	347	70,760
Operating income (loss)	$10,809	4,416	(66)	(7,403)	7,756
Capital asset additions	$1,749	375	58	576	2,758
For the six months ended June 30, 2021
Total revenues	$62,477	57,824	413	528	121,242
Operating income (loss)	$16,406	6,866	(184)	(14,475)	8,613
Capital asset additions	$3,225	904	73	1,171	5,373
As of December 31, 2021
Total assets	$95,579	69,006	5,735	59,515	229,835

Note 13 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Domestic revenues	$79,592	$69,910	$152,736	$120,198
International revenues	1,533	850	2,570	1,044
Total revenues	$81,125	$70,760	$155,306	$121,242

	June 30,	December 31,
	2022	2021
Domestic long-lived assets	$194,777	$185,718
International long-lived assets	665	1,190
Total long-lived assets	$195,442	$186,908

Note 14 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals in its consolidated financial statements in accordance with ASC 450, Contingencies. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Business Summary

We are a global restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client at a particular hospitality venue. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of June 30, 2022, we owned, operated, managed or licensed 59 venues including 22 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues operated under ONE Hospitality in seven hotels and casinos throughout the United States and Europe. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of June 30, 2022:

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

We intend to open at least nine new venues in 2022. There are currently two Company-owned STK restaurants (San Francisco, CA and Dallas, TX), two Company-owned Kona Grill restaurants (Riverton, UT and Columbus, OH) and one managed STK restaurant (Stratford, UK) under development. In addition, in conjunction with REEF Kitchens, we plan to test and open three licensed units in Texas for takeout and delivery only. These units will feature offerings from our Kona Grill and Bao Yum concepts. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

The COVID-19 pandemic has significantly impacted our operations and financial results. The impact to our operations and financial results has been most notable in periods of accelerating COVID-19 case counts. In response to COVID-19, we have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $0.2 million and $2.5 million for the three and six months ended June 30, 2022 compared to $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19. Currently, all restaurants are open for in-person dining. The continuation of normal dining operations is subject to events beyond our control, including the effectiveness of governmental efforts to halt the spread of COVID-19.

In the first quarter of 2022, one of our licensees permanently closed an STK restaurant in Mexico City as a result of COVID-19.

Executive Summary

Total revenues increased $10.4 million, or 14.6% to $81.1 million for the three months ended June 30, 2022 compared to $70.8 million for the three months ended June 30, 2021 primarily due to strong execution of our sales initiatives. Same store sales increased 12.8% in the second quarter of 2022 compared to the second quarter of 2021. STK same store sales increased 19.8% while Kona Grill same store sales increased 3.7%. On a three-year basis, same store sales for the second quarter of 2022 increased 53.5% compared to the second quarter of 2019; STK same store sales increased 81.9% while Kona Grill same store sales increased 27.6% reflecting the strong execution of our sales initiatives.

Restaurant operating profit decreased $2.6 million, or 16.7% to $12.8 million for the three months ended June 30, 2022 compared to $15.3 million for the three months ended June 30, 2021. Operating income decreased $2.0 million to $5.8 million for the three months ended June 30, 2022 compared to operating income of $7.8 million for the three months ended June 30, 2021.

Total revenues increased $34.1 million, or 28.1% to $155.3 million for the six months ended June 30, 2022 compared to $121.2 million for the six months ended June 30, 2021. Restaurant operating profit increased $1.2 million to $25.8 million for the six months ended June 30, 2022 compared to restaurant operating profit of $24.6 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, operating income was $10.0 million compared to $8.6 million for the six months ended June 30, 2021.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	$76,930	$67,848	$147,446	$117,016
Management, license and incentive fee revenue	4,195	2,912	7,860	4,226
Total revenues	81,125	70,760	155,306	121,242
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	19,851	17,191	37,950	29,192
Owned restaurant operating expenses	44,309	35,336	83,682	63,242
Total owned operating expenses	64,160	52,527	121,632	92,434
General and administrative (including stock-based compensation of $911, $1,137, $1,790 and $2,159 for the three and six months ended June 30, 2022 and 2021, respectively)	7,261	6,139	14,140	11,313
Depreciation and amortization	2,926	2,495	5,641	5,194
COVID-19 related expenses	221	1,088	2,534	2,645
Agreement restructuring expenses	—	494	—	494
Pre-opening expenses	804	154	1,149	255
Lease termination expenses	—	107	255	294
Total costs and expenses	75,372	63,004	145,351	112,629
Operating income	5,753	7,756	9,955	8,613
Other expenses, net:
Interest expense, net	444	1,235	952	2,481
Gain on CARES Act Loan forgiveness	—	(8,561)	—	(8,561)
Total other expenses, net	444	(7,326)	952	(6,080)
Income before provision for income taxes	5,309	15,082	9,003	14,693
Provision for income taxes	869	973	1,042	644
Net income	4,440	14,109	7,961	14,049
Less: net income (loss) attributable to noncontrolling interest	137	273	(12)	143
Net income attributable to The One Group Hospitality, Inc.	$4,303	$13,836	$7,973	$13,906

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	94.8%	95.9%	94.9%	96.5%
Management, license and incentive fee revenue	5.2%	4.1%	5.1%	3.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.8%	25.3%	25.7%	24.9%
Owned restaurant operating expenses (1)	57.6%	52.1%	56.8%	54.0%
Total owned operating expenses (1)	83.4%	77.4%	82.5%	79.0%
General and administrative (including stock-based compensation of 1.1%, 1.6%, 1.2% and 1.8% for the three and six months ended June 30, 2022 and 2021, respectively)	9.0%	8.7%	9.1%	9.3%
Depreciation and amortization	3.6%	3.5%	3.6%	4.3%
COVID-19 related expenses	0.3%	1.5%	1.6%	2.2%
Agreement restructuring expenses	—%	0.7%	—%	0.4%
Pre-opening expenses	1.0%	0.2%	0.7%	0.2%
Lease termination expenses	—%	0.2%	0.2%	0.2%
Total costs and expenses	92.9%	89.0%	93.6%	92.9%
Operating income	7.1%	11.0%	6.4%	7.1%
Other expenses, net:
Interest expense, net	0.5%	1.7%	0.6%	2.0%
Gain on CARES Act Loan forgiveness	—%	(12.1)%	—%	(7.1)%
Total other expenses, net	0.5%	(10.4)%	0.6%	(5.0)%
Income before provision for income taxes	6.5%	21.3%	5.8%	12.1%
Provision for income taxes	1.1%	1.4%	0.7%	0.5%
Net income	5.5%	19.9%	5.1%	11.6%
Less: net income (loss) attributable to noncontrolling interest	0.2%	0.4%	—%	0.1%
Net income attributable to The One Group Hospitality, Inc.	5.3%	19.6%	5.1%	11.5%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2022
Total revenues	$47,019	33,475	514	117	81,125
Operating income (loss)	$11,213	1,798	170	(7,428)	5,753
Capital asset additions	$5,055	1,465	16	1,105	7,641
For the six months ended June 30, 2022
Total revenues	$89,518	64,687	857	244	155,306
Operating income (loss)	$21,931	4,835	161	(16,972)	9,955
Capital asset additions	$7,334	3,268	53	1,436	12,091
As of June 30, 2022
Total assets	$98,389	71,786	5,377	59,675	235,227

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2021
Total revenues	$37,786	32,247	380	347	70,760
Operating income (loss)	$10,809	4,416	(66)	(7,403)	7,756
Capital asset additions	$1,749	375	58	576	2,758
For the six months ended June 30, 2021
Total revenues	$62,477	57,824	413	528	121,242
Operating income (loss)	$16,406	6,866	(184)	(14,475)	8,613
Capital asset additions	$3,225	904	73	1,171	5,373
As of December 31, 2021
Total assets	$95,579	69,006	5,735	59,515	229,835

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$4,303	$13,836	$7,973	$13,906
Net income (loss) attributable to noncontrolling interest	137	273	(12)	143
Net income	4,440	14,109	7,961	14,049
Interest expense, net	444	1,235	952	2,481
Provision for income taxes	869	973	1,042	644
Depreciation and amortization	2,926	2,495	5,641	5,194
EBITDA	8,679	18,812	15,596	22,368
COVID-19 related expenses	221	1,088	2,534	2,645
Agreement restructuring expenses	—	494	—	494
Stock-based compensation	911	1,137	1,790	2,159
Lease termination expense (1)	—	107	255	294
Non-cash rent expense (2)	(54)	(26)	(85)	(3)
Pre-opening expenses	804	154	1,149	255
Gain on CARES Act Loan forgiveness	—	(8,561)	—	(8,561)
Adjusted EBITDA	10,561	13,205	21,239	19,651
Adjusted EBITDA attributable to noncontrolling interest	211	333	133	281
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,350	$12,872	$21,106	$19,370
(1)Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts have been paid as of June 30, 2022.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating income as reported	$5,753	$7,756	$9,955	$8,613
Management, license and incentive fee revenue	(4,195)	(2,912)	(7,860)	(4,226)
General and administrative	7,261	6,139	14,140	11,313
Depreciation and amortization	2,926	2,495	5,641	5,194
COVID-19 related expenses	221	1,088	2,534	2,645
Agreement restructuring expenses	—	494	—	494
Pre-opening expenses	804	154	1,149	255
Lease termination expense	—	107	255	294
Restaurant Operating Profit	$12,770	$15,321	$25,814	$24,582
Restaurant Operating Profit as a percentage of owned restaurant net revenue	16.6%	22.6%	17.5%	21.0%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
STK restaurant operating profit (Company owned)	9,469	9,672	18,282	15,149
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	21.9%	27.4%	22.2%	25.8%
Kona Grill restaurant operating profit	3,353	5,534	7,629	9,271
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	10.0%	17.2%	11.8%	16.0%

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $9.1 million, or 13.4%, to $76.9 million for the three months ended June 30, 2022 from $67.8 million for the three months ended June 30, 2021. The increase was primarily attributable to strong execution of our sales initiatives. Comparable restaurant sales increased 12.8% for the second quarter of 2022 compared to the second quarter of 2021.

Management and license fee revenue. Management and license fee revenues increased $1.3 million, or 44.1% to $4.2 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as a full three months of revenues from two managed STKs, one licensed STK and three managed F&B venues that opened during various months in 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $2.7 million, or 15.5%, to $19.9 million for the three months ended June 30, 2022 from $17.2 million for the three months ended June 30, 2021. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales increased 50 basis points from 25.3% in the three months ended June 30, 2021 to 25.8% for the three months ended June 30, 2022 primarily due to increased commodity prices partly offset by operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $9.0 million to $44.3 million for the three months ended June 30, 2022 from $35.3 million for the three months ended June 30, 2021. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 550 basis points from 52.1% for the three months ended June 30, 2021 to 57.6% for the three months ended June 30, 2022 primarily due to consolidated average wage increases and higher product costs at Kona Grill.

General and administrative. General and administrative costs increased $1.1 million, or 18.3%, to $7.3 million for the three months ended June 30, 2022 from $6.1 million for the three months ended June 30, 2021. The increase was attributable to increased activity as our restaurants generated strong average weekly sales, increased accounting fees and additional overhead required for growth. In addition, the Company experienced increased travel expenses due to rising hotel and airfare costs. As a percentage of revenues, general and administrative costs were 9.0% for the three months ended June 30, 2022 compared to 8.7% for the three months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $2.9 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively.

Pre-opening expenses. In the three months ended June 30, 2022, we incurred $0.8 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Dallas, STK San Francisco, Kona Grill Riverton and Kona Grill Columbus which are currently under construction. Total pre-opening expenses related to non-cash pre-open rent was $0.2 million. Pre-opening expenses for the three months ended June 30, 2021 were $0.2 million.

COVID-19 related expenses. COVID-19 related expenses were $0.2 million for the three months ended June 30, 2022 compared to $1.1 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net. Interest expense, net of interest income was $0.4 million and $1.2 million for each of the three months ended June 30, 2022 and 2021, respectively. In conjunction with the amended Credit Agreement in August 2021, we made a $22.2 million pre-payment on the loan and reduced the interest rate on the loan.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2022 and 2021 was $0.9 million. and $1.0 million, respectively. We estimate our 2022 annualized effective tax rate will be 19.0%.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $0.1 million for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $30.4 million, or 26.0%, to $147.4 million for the six months ended June 30, 2022 from $117.0 million for the six months ended June 30, 2021. The increase was primarily attributable to strong execution of our sales initiatives. Comparable restaurant sales increased 26.3% in the first half of 2022.

Management and license fee revenue. Management and license fee revenues increased $3.6 million, or 86.0% to $7.9 million for the six months ended June 30, 2022 from $4.2 million for the six months ended June 30, 2021. The increase was primarily attributable to local governments lifting stay at home orders and easing seating capacity restrictions in the markets in which we operate as well as a full six months of revenues from two managed STKs, one licensed STK and three managed F&B venues that opened during various months in 2021.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $8.8 million, or 30.0%, to $38.0 million for the six months ended June 30, 2022 from $29.2 million for the six months ended June 30, 2021. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales increased 80 basis points from 24.9% in the six months ended June 30, 2021 to 25.7% for the six months ended June 30, 2022 primarily due to increased commodity prices partly offset by operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $20.5 million to $83.7 million for the six months ended June 30, 2022 from $63.2 million for the six months ended June 30, 2021. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 280 basis points from 54.0% in the six months ended June 30, 2021 to 56.8% for the six months ended June 30, 2022 primarily due to consolidated average wage increases and higher product costs at Kona Grill.

General and administrative. General and administrative costs increased $2.8 million, or 25.0%, to $14.1 million for the six months ended June 30, 2022 from $11.3 million for the six months ended June 30, 2021. The increase was attributable to increased activity as our restaurants generated strong average weekly sales, increased accounting fees and additional overhead required for growth. In addition, the Company experienced increased travel expenses due to rising hotel and airfare costs. As a percentage of revenues, general and administrative costs were 9.1% for the six months ended June 30, 2022 compared to 9.3% for the six months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $5.6 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.

Pre-opening expenses. In the six months ended June 30, 2022, we incurred $1.1 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Dallas, STK San Francisco, Kona Grill Riverton, and Kona Grill Columbus which are currently under construction. Total pre-opening expenses related to non-cash pre-open rent was $0.5 million. Pre-opening expenses for the six months ended June 30, 2021 were $0.3 million.

COVID-19 related expenses. COVID-19 related expenses were $2.5 million for the six months ended June 30, 2022 compared to $2.6 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net. Interest expense, net was $1.0 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. In conjunction with the amended Credit Agreement in August 2021, we made a $22.2 million pre-payment on the loan and reduced the interest rate on the loan.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2022 was $1.1 million compared to $0.6 million for the six months ended June 30, 2021. We estimate our 2022 annualized effective tax rate will be 19.0%.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was less than $0.1 million for the six months ended June 30, 2022 compared to net income of $0.1 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of June 30, 2022, we had cash and cash equivalents of $24.4 million and $24.5 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of June 30, 2022, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

In the six months ended June 30, 2022, capital expenditures were $12.1 million of which $5.7 million related to the construction of new STK and Kona Grill restaurants and $6.3 million for existing restaurants. Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

As of June 30, 2022, we were compliant with the covenants required by the amended Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 5 and Note 14 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and anticipate approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, we anticipate total cash investment in the $2.0 million to $3.0 million range. Typical pre-opening costs, excluding non-cash rent, are $0.3 million to $0.5 million. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the six months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$14,942	$19,844
Investing activities	(12,091)	(5,373)
Financing activities	(1,778)	2,560
Effect of exchange rate changes on cash	(270)	(9)
Net increase in cash and cash equivalents	$803	$17,022

Operating Activities. Net cash provided by operating activities was $14.9 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $19.8 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash provided by operating activities was driven by strong net income from higher sales volumes and collection on accounts receivables partially offset by payments on accrued expenses including payments for lease settlements.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $12.1 million primarily for the construction of STK restaurants in Dallas, Texas and San Francisco, California, and Kona Grill restaurants in Riverton, Utah and Columbus, Ohio, as well as capital expenditures for existing restaurants compared to $5.4 million for the six months ended June 30, 2021.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2022 was $1.8 million of which $1.4 million was used to pay employee taxes for shares withheld upon the vesting of restricted stock units. Net cash provided by financing activities for the six months ended June 30, 2021 was $2.6 million primarily attributable to proceeds from the exercise of stock options and warrants.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for a detailed description of recent accounting pronouncements. We do not expect the recent accounting pronouncements discussed in Note 1 to have a significant impact on our consolidated financial position or results of operations.

Critical Accounting Estimates

In addition to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we have added a critical accounting estimate with respect to indefinite-lived intangible assets.

Indefinite-lived intangible assets are tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, expected future cash flows, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

The quantitative assessments require the use of estimates and assumptions regarding future cash flows. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. These estimates are subjective, and our ability to realize future cash is affected by factors such as changes in economic conditions and operating performance. Changes in circumstances existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing the fair value of our trademarks, could result in an impairment loss of a portion or all of our trademarks.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on this evaluation, have concluded that one material weakness remains in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K, which related to identified deficiencies surrounding control design and operating effectiveness, and inappropriate application of technical accounting for certain transactions and disclosures. As such, our disclosure controls and procedures were not effective as of June 30, 2022. The material weakness did not result in a material misstatement of the consolidated financial statements.

Remediation Efforts to Address the Material Weakness

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K to address the identified material weaknesses are ongoing. During the first six months of 2022, we redesigned the control over the review of journal entries to ensure the appropriate level of segregation of duties. We completed our assessment of the redesigned journal entry control, which included both qualitative and quantitative design enhancements, to determine if it was designed and operating effectively. As a result of these actions, management has concluded that the material weakness associated with the review of journal entries has been remediated as of June 30, 2022.

We have implemented certain new or redesigned controls to address the other deficiencies as noted above, which in the aggregate, constituted a material weakness, as identified in the 2021 Annual Report. While we believe the steps taken to date will improve the effectiveness of our internal control over financial reporting, we are in the process of assessing these new or redesigned controls to determine if they are designed and operating effectively.

The material weakness which arose from other deficiencies in the aggregate cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness.

Changes in Internal Controls

Other than the ongoing steps being taken to implement the remediation plan described above and under Item 9A. “Controls and Procedures” in our 2021 Annual Report on Form 10-K , there have been no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 4, 2022

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer