Form 10-Q
period 2022-09-30
ONE Group Hospitality, Inc.
filed 2022-11-03
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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

Number of shares of common stock outstanding as of October 31, 2022: 32,265,504

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,477	$23,614
Accounts receivable	8,454	11,356
Inventory	4,988	3,915
Other current assets	2,274	3,666
Due from related parties	376	376
Total current assets	33,569	42,927

Property and equipment, net	85,466	69,638
Operating lease right-of-use assets	84,928	85,395
Deferred tax assets, net	12,096	12,313
Intangibles, net	15,283	15,505
Other assets	4,231	3,199
Security deposits	810	858
Total assets	$236,383	$229,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,557	$11,094
Accrued expenses	17,613	23,155
Deferred license revenue	79	90
Deferred gift card revenue and other	1,426	2,029
Current portion of operating lease liabilities	6,114	5,396
Current portion of long-term debt	500	500
Total current liabilities	37,289	42,264

Deferred license revenue, long-term	238	298
Operating lease liabilities, net of current portion	105,038	103,616
Long-term debt, net of current portion	27,940	23,132
Total liabilities	170,505	169,310

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,744,362 issued and 32,231,728 outstanding at September 30, 2022 and 32,138,396 issued and 32,125,762 outstanding at December 31, 2021	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, 512,634 and 12,634 shares at cost at September 30, 2022 and December 31, 2021, respectively	(3,540)	(37)
Additional paid-in capital	54,347	53,481
Retained earnings	19,087	10,632
Accumulated other comprehensive loss	(2,993)	(2,645)
Total stockholders’ equity	66,904	61,434
Noncontrolling interests	(1,026)	(909)
Total equity	65,878	60,525
Total liabilities and equity	$236,383	$229,835

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	$69,538	$67,966	$216,984	$184,982
Management, license and incentive fee revenue	3,482	3,903	11,342	8,129
Total revenues	73,020	71,869	228,326	193,111
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,281	17,733	55,231	46,925
Owned restaurant operating expenses	43,136	38,640	126,818	101,882
Total owned operating expenses	60,417	56,373	182,049	148,807
General and administrative (including stock-based compensation of $1,001, $653, $2,791 and $2,812 for the three and nine months ended September 30, 2022 and 2021, respectively)	6,447	5,959	20,587	17,272
Depreciation and amortization	2,930	2,572	8,571	7,766
COVID-19 related expenses	—	1,131	2,534	3,776
Agreement restructuring expenses	—	—	—	494
Pre-opening expenses	2,684	587	3,833	842
Lease termination expenses	—	58	255	352
Transaction costs	51	131	51	131
Total costs and expenses	72,529	66,811	217,880	179,440
Operating income	491	5,058	10,446	13,671
Other expenses (income), net:
Interest expense, net	435	781	1,387	3,262
Loss on early debt extinguishment	—	600	—	600
Gain on CARES Act Loan forgiveness	—	(9,968)	—	(18,529)
Total other expenses (income), net	435	(8,587)	1,387	(14,667)
Income before provision for income taxes	56	13,645	9,059	28,338
(Benefit) provision for income taxes	(321)	1,544	721	2,188
Net income	377	12,101	8,338	26,150
Less: net (loss) income attributable to noncontrolling interest	(105)	430	(117)	573
Net income attributable to The One Group Hospitality, Inc.	$482	$11,671	$8,455	$25,577
Currency translation loss	(87)	(34)	(348)	(44)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	$395	$11,637	$8,107	$25,533

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.01	$0.36	$0.26	$0.83
Diluted net income per share	$0.01	$0.34	$0.25	$0.75

Shares used in computing basic income per share	32,663,549	31,993,557	32,496,780	30,830,521
Shares used in computing diluted income per share	33,921,498	34,380,573	34,062,661	34,223,857

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519
Stock-based compensation	10,214	—	—	911	—	—	911	—	911
Exercise of stock options and warrants	13,261	—	—	28	—	—	28	—	28
Issuance of vested restricted shares, net of tax withholding	365,589	—	—	(1,242)	—	—	(1,242)	—	(1,242)
Loss on foreign currency translation, net	—	—	—	—	—	(169)	(169)	—	(169)
Net income	—	—	—	—	4,303	—	4,303	137	4,440
Balance at June 30, 2022	32,649,401	$3	$(37)	$53,743	$18,605	$(2,906)	$69,408	$(921)	$68,487
Stock-based compensation	11,293	—	—	1,001	—	—	1,001	—	1,001
Issuance of vested restricted shares, net of tax withholding	71,034	—	—	(397)	—	—	(397)	—	(397)
Purchase of common stock	(500,000)	—	(3,503)	—	—	—	(3,503)	—	(3,503)
Loss on foreign currency translation, net	—	—	—	—	—	(87)	(87)	—	(87)
Net income (loss)	—	—	—	—	482	—	482	(105)	377
Balance at September 30, 2022	32,231,728	$3	$(3,540)	$54,347	$19,087	$(2,993)	$66,904	$(1,026)	$65,878

Balance at December 31, 2020	29,083,183	$3	$—	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	25,643	—	—	1,022	—	—	1,022	—	1,022
Exercise of stock options and warrants	450,971	—	—	—	—	—	—	—	—
Issuance of vested restricted shares, net of tax withholding	67,685	—	—	(154)	—	—	(154)	—	(154)
Purchase of noncontrolling interest	—	—	—	116	—	—	116	(191)	(75)
Loss on foreign currency translation, net	—	—	—	—	—	(18)	(18)	—	(18)
Net income (loss)	—	—	—	—	70	—	70	(130)	(60)
Balance at March 31, 2021	29,627,482	$3	$—	$47,522	$(20,646)	$(2,664)	$24,215	$(1,521)	$22,694
Stock-based compensation	9,210	—	—	741	—	—	741	—	741
Exercise of stock options and warrants	931,558	—	—	3,151	—	—	3,151	—	3,151
Issuance of vested restricted shares, net of tax withholding	1,297,525	—	—	—	—	—	—	—	—
Gain on foreign currency translation, net	—	—	—	—	—	8	8	—	8
Net income	—	—	—	—	13,836	—	13,836	273	14,109
Balance at June 30, 2021	31,865,775	$3	$—	$51,414	$(6,810)	$(2,656)	$41,951	$(1,248)	$40,703
Stock-based compensation	18,978	—	—	679	—	—	679	—	679
Exercise of stock options	200,000	—	—	426	—	—	426	—	426
Issuance of common shares, net of tax withholding	9,500	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	(37)	—	—	—	(37)	—	(37)
Loss on foreign currency translation, net	—	—	—	—	—	(34)	(34)	—	(34)
Net income	—	—	—	—	11,671	—	11,671	430	12,101
Balance at September 30, 2021	32,094,253	$3	$(37)	$52,519	$4,861	$(2,690)	$54,656	$(818)	$53,838

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net income	$8,338	$26,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,571	7,766
Stock-based compensation	2,791	2,442
CARES Act loan forgiveness	—	(18,529)
Amortization of debt issuance costs	279	321
Deferred taxes	217	1,504
Loss on early debt extinguishment	—	600
Changes in operating assets and liabilities:
Accounts receivable	2,971	(2,611)
Inventory	(1,073)	(516)
Other current assets	1,380	(811)
Security deposits	48	7
Other assets	(494)	(348)
Accounts payable	(841)	2,314
Accrued expenses	(7,784)	5,454
Operating lease liabilities and right-of-use assets	2,607	1,045
Deferred gift card and license revenue	(674)	(1,758)
Net cash provided by operating activities	16,336	23,030

Investing activities:
Purchase of property and equipment	(21,309)	(8,112)
Net cash used in investing activities	(21,309)	(8,112)

Financing activities:
Borrowings of long-term debt	5,000	—
Repayments of long-term debt	(375)	(22,633)
Debt issuance costs	—	(866)
Exercise of stock options and warrants	28	3,577
Tax-withholding obligation on stock-based compensation	(1,953)	(154)
Purchase of common stock	(3,503)	(37)
Purchase of non-controlling interests	—	(75)
Net cash used in financing activities	(803)	(20,188)
Effect of exchange rate changes on cash	(361)	(37)
Net decrease in cash and cash equivalents	(6,137)	(5,307)
Cash and cash equivalents, beginning of period	23,614	24,385
Cash and cash equivalents, end of period	$17,477	$19,078
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$1,056	$3,118
Income taxes paid	$293	$53
Non-cash CARES Act loan forgiveness	$—	$18,529
Accrued purchases of property and equipment	$4,355	$—

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

As of September 30, 2022, the Company owned, operated, managed, or licensed 61 venues, including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 14 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

COVID-19

In response to COVID-19, the Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were zero and $2.5 million for the three and nine months ended September 30, 2022, compared to $1.1 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

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

Change in Accounting Estimate

Effective April 1, 2022, the Company changed its estimated useful life of the Kona Grill trade name. Based upon the strong performance of the Kona Grill restaurants over the twelve months ended March 31, 2022, significant capital investments in both existing and new restaurants and the Company’s commitment to expand the Kona Grill brand with the opening of new restaurants, the Company has determined that the Kona Grill trade name has an indefinite life rather than the twenty-year life previously determined. The Company currently has two Kona Grill venues under construction in Riverton, Utah and Columbus, Ohio and plans to open three to five Kona Grills each year for the foreseeable future. The effect of this change in estimate will reduce depreciation and amortization expense by $0.9 million annually, increase net income by $0.9 million annually, and increase basic and diluted earnings per share by approximately $0.03 annually based upon the current number of shares outstanding.

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

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Furniture, fixtures and equipment	$28,580	$24,942
Leasehold improvements	81,489	76,500
Less: accumulated depreciation	(45,244)	(39,425)
Subtotal	64,825	62,017
Construction in progress	18,074	5,374
Restaurant smallwares	2,567	2,247
Total	$85,466	$69,638

Depreciation related to property and equipment was $2.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $8.3 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company does not depreciate construction in progress until such assets are placed into service.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Indefinite-lived intangible assets
Kona Grill trade name	$17,400	$—
Finite-lived intangible assets
Kona Grill trade name	—	17,400
Other finite-lived intangible assets	66	66
Total finite-lived intangible assets	66	17,466
Less: accumulated amortization	(2,183)	(1,961)
Total intangibles, net	$15,283	$15,505

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 years. Amortization expense was nominal and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $0.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is a nominal amount annually. Refer to Note 1 regarding the change in accounting estimate of the Kona Grill trade name.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related (1)	$4,059	$6,554
VAT and sales taxes	2,443	3,477
Construction on new restaurants	2,125	359
Amounts due to landlords	2,072	1,847
Insurance	789	642
Legal, professional and other services	687	458
Income taxes and related	155	—
Interest	146	132
Accrued lease exit costs (2)	—	4,913
Other (3)	5,137	4,773
Total	$17,613	$23,155

(1)	Payroll and related includes $1.2 million in employer payroll taxes for which payment has been deferred under the CARES Act as of September 30, 2022 and December 31, 2021, respectively.
(2)	Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts have been paid as of September 30, 2022.
(3)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term loan agreements	$24,375	$24,750
Revolving credit facility	5,000	—
Total long-term debt	29,375	24,750
Less: current portion of long-term debt	(500)	(500)
Less: debt issuance costs	(935)	(1,118)
Total long-term debt, net of current portion	$27,940	$23,132

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $0.4 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. Capitalized interest was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $5.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a credit agreement with Goldman Sachs Bank USA (the “Credit Agreement”). On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026. The Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor or (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% (for LIBOR rate loans) and 4.00%

(for base rate loans). Upon the cessation of LIBOR, the amended Credit Agreement provides for the use of a benchmark replacement as defined in the amended Credit Agreement.

In conjunction with the amended Credit Agreement, the Company made a pre-payment on the loan of $22.2 million and incurred $0.9 million in debt issuance costs. The Company accounted for the amendment as a debt modification with a partial extinguishment and recognized a loss on early debt extinguishment of $0.6 million for the nine months ended September 30, 2021 and $0.1 million in transaction costs.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of September 30, 2022 and December 31, 2021 was 6.6% and 6.0%, respectively.

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

As of September 30, 2022, the Company had $0.9 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.5 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of September 30, 2022, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2022.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income taxes

Income taxes for the three and nine months ended September 30, 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was (573.2%) and 8.0% for the three and nine months ended September 30, 2022, compared to 11.3% and 7.7% for the three and nine months ended September 30, 2021. The negative rate for the three months ended September 30, 2022 was primarily the result of credits and discrete events exceeding pre-tax book income for the quarter. The Company’s annualized effective tax rate is estimated at approximately 15.9% for 2022. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the nine months ended September 30, 2022 and 2021 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The CARES Act includes provisions allowing for the carryback of net operating losses generated for specific periods and technical amendments regarding the expensing of qualified improvement property. The CARES Act also allows for the deferral of the employer-paid portion of social security taxes, which the Company has elected to defer and will pay by December 31, 2022.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of September 30, 2022.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue, the Konavore rewards program and deposits from customers for future events (in thousands):

	September 30,	December 31,
	2022	2021
Deferred license revenue (1)	$317	$388
Deferred gift card and gift certificate revenue (2)	$832	$1,769
Advanced party deposits (2)	$594	$260
Konavore rewards program (3)	$160	$136
(1)	Includes the current and long-term portion of deferred license revenue.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	September 30,	September 30,
	2022	2021
Revenue recognized from deferred license revenue	$60	$134
Revenue recognized from deferred gift card revenue	$1,126	$1,232
Revenue recognized from advanced party deposits	$243	$60

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2022 were as follows for each year ending (in thousands):

2022, three months remaining	$19
2023	79
2024	45
2025	44
2026	37
Thereafter	93
Total future estimated deferred license revenue	$317

Note 9 – Leases

The components of lease expense for the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	September 30,	September 30,
	2022	2021
Lease cost
Operating lease cost	$10,999	$10,099
Variable lease cost	7,707	4,275
Short-term lease cost	650	458
Total lease cost	$19,356	$14,832

Weighted average remaining lease term – operating leases	13 years	13 years
Weighted average discount rate – operating leases	8.37%	8.49%

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

The Company has entered into two operating leases for future STK restaurants in Charlotte, North Carolina and Los Angeles, California that have not commenced as of September 30, 2022. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $3.5 million. The Company expects these leases, which have an initial lease term of 10 years and one or two 5-year options, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 30,	September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$9,896	$9,211
Right-of-use assets obtained in exchange for operating lease obligations	$3,709	$5,369

As of September 30, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2022, three months remaining	$3,118
2023	13,664
2024	14,663
2025	13,705
2026	13,636
Thereafter	131,925
Total lease payments	190,711
Less: imputed interest	(79,559)
Present value of operating lease liabilities	$111,152

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

For the three and nine months ended September 30, 2022 and 2021, the net income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$482	$11,671	$8,455	$25,577

Basic weighted average shares outstanding	32,663,549	31,993,557	32,496,780	30,830,521
Dilutive effect of stock options, warrants and restricted share units	1,257,949	2,387,016	1,565,881	3,393,336
Diluted weighted average shares outstanding	33,921,498	34,380,573	34,062,661	34,223,857

Net income available to common stockholders per share - Basic	$0.01	$0.36	$0.26	$0.83
Net income available to common stockholders per share - Diluted	$0.01	$0.34	$0.25	$0.75

For the three and nine months ended September 30, 2022 and 2021, a nominal amount of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at September 30, 2022 or December 31, 2021.

Common Stock

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. As of September 30, 2022, we had repurchased 500,000 shares for $3.5 million under the program.

Note 12 – Stock-Based Compensation and Warrants

At the 2022 Annual Meeting of Shareholders, the Company’s shareholders approved a 4,500,000 increase in the number of shares available for issuance under the 2019 Equity Plan. As of September 30, 2022, the Company had 3,758,795 shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”).

Stock-based compensation cost for the three months ended September 30, 2022 and 2021 was $1.0 million and $0.7 million, respectively, and $2.8 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million and $0.2 million of stock granted to directors for the three and nine months ended September 30, 2022 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 included $0.1 million and $0.3 million, respectively, of compensation costs for market condition-based options and RSUs.

Stock Option Activity

Stock options in the table below include both time based and market condition-based awards. Changes in stock options during the nine months ended September 30, 2022 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2021	1,252,352	$3.36	3.92 years	$11,581
Exercisable at December 31, 2021	1,126,685	$3.48	3.72 years	$10,283
Granted	—	$—
Exercised	(13,261)	$2.13
Cancelled, expired or forfeited	—	$—
Outstanding at September 30, 2022	1,239,091	$3.38	3.15 years	$4,044
Exercisable at September 30, 2022	1,239,091	$3.38	3.15 years	$4,044

A summary of the status of the Company’s non-vested stock options as of September 30, 2022 and changes during the nine months then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2021	125,667	$1.00
Vested	(125,667)	1.00
Non-vested stock options at September 30, 2022	—	$—

The fair value of options that vested in the nine months ended September 30, 2022 was $0.1 million. All outstanding stock options vested as of June 30, 2022.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include both time based and market condition-based awards. The fair value of time-based RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

Awards granted during the third quarter of 2022 included 500,000 RSUs with both a market condition and time element (“Barrier RSUs”). These Barrier RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, will vest and be settled based on a time element as outlined in the RSU agreement governing the Barrier RSUs. To value the Barrier RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of Barrier RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the Barrier RSUs at $3.1 million and will amortize that amount evenly over 48 months. For the three and nine months ended September 30, 2022, the Company recorded $0.1 million of stock-based compensation expense associated with these awards.

A summary of the status of RSUs and changes during the nine months ended September 30, 2022 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2021	1,690,010	$4.98
Granted	953,147	7.46
Vested	(715,781)	3.82
Cancelled, expired or forfeited	(79,987)	5.99
Non-vested RSUs at September 30, 2022	1,847,389	$6.66

As of September 30, 2022, the Company had approximately $10.9 million of total unrecognized compensation costs related to both time based and market condition based RSUs, which will be recognized over a weighted average period of 2.9 years.

Warrants

As of September 30, 2022 and December 31, 2021, there were outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $1.63.

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

Certain financial information relating to the three and nine months ended September 30, 2022 and 2021 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2022
Total revenues	$42,347	30,069	483	121	73,020
Operating income (loss)	$6,448	259	216	(6,432)	491
Capital asset additions	$5,788	2,761	58	611	9,218
For the nine months ended September 30, 2022
Total revenues	$131,865	94,756	1,340	365	228,326
Operating income (loss)	$28,379	5,094	377	(23,404)	10,446
Capital asset additions	$13,122	6,029	111	2,047	21,309
As of September 30, 2022
Total assets	$103,555	73,414	5,344	54,070	236,383

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2021
Total revenues	$40,018	31,177	578	96	71,869
Operating income (loss)	$9,996	2,258	369	(7,565)	5,058
Capital asset additions	$1,890	665	29	155	2,739
For the nine months ended September 30, 2021
Total revenues	$102,495	89,001	991	624	193,111
Operating income (loss)	$26,403	9,124	185	(22,041)	13,671
Capital asset additions	$5,115	1,570	102	1,325	8,112
As of December 31, 2021
Total assets	$95,579	69,006	5,735	59,515	229,835

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Domestic revenues	$71,860	$70,192	$224,596	$190,390
International revenues	1,160	1,677	3,730	2,721
Total revenues	$73,020	$71,869	$228,326	$193,111

	September 30,	December 31,
	2022	2021
Domestic long-lived assets	$201,458	$185,718
International long-lived assets	1,356	1,190
Total long-lived assets	$202,814	$186,908

Note 15 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals in its consolidated financial statements in accordance with ASC 450, Contingencies. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of September 30, 2022, we owned, operated, managed or licensed 61 venues including 23 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 14 F&B venues operated under ONE Hospitality in seven hotels and casinos throughout the United States and Europe. In August 2022, we opened an owned STK restaurant in San Francisco, California and a licensed virtual location in conjunction with REEF Kitchens in Austin, Texas that features offerings from Kona Grill and Bao Yum. In November 2022, we opened an owned STK restaurant in Dallas, Texas. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of September 30, 2022:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	12	24	2	38
Managed	2	—	1	3
Licensed	1	—	1	2
Total domestic	15	24	4	43
International
Owned	—	—	—	—
Managed	4	—	10	14
Licensed	4	—	—	4
Total international	8	—	10	18
Total venues	23	24	14	61
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

We intend to open at least nine new venues in 2022 and the first quarter of 2023, of which three are currently open. We have opened Company-owned STK restaurants in San Francisco, CA and Dallas, TX and a licensed virtual location in conjunction with REEF Kitchens in Austin, Texas that features offerings from Kona Grill and Bao Yum. There are currently three Company-owned Kona Grill restaurants (Riverton, UT, Columbus, OH, and Phoenix, AZ) and one managed STK restaurant (Stratford, UK) under development. In addition, in conjunction with REEF Kitchens, we plan to test and open two additional licensed units in Texas for takeout and delivery only. These units will feature offerings from our Kona Grill and Bao Yum concepts. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

COVID-19

In response to COVID-19, we have taken significant steps to adapt our business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were zero and $2.5 million for the three and nine months ended September 30, 2022 compared to $1.1 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

In the first quarter of 2022, one of our licensees permanently closed an STK restaurant in Mexico City as a result of COVID-19.

Executive Summary

Total revenues increased $1.2 million, or 1.6% to $73.0 million for the three months ended September 30, 2022 compared to $71.9 million for the three months ended September 30, 2021 primarily due to the opening of STK San Francisco in August 2022. Same store sales increased 0.5% in the third quarter of 2022 compared to the third quarter of 2021. STK same store sales increased 3.5% while Kona Grill same store sales decreased 3.6%. On a three-year basis, same store sales for the third quarter of 2022 increased 45.6% compared to the third quarter of 2019; STK same store sales increased 70.6% while Kona Grill same store sales increased 22.3%.

Restaurant operating profit decreased $2.5 million, or 21.3% to $9.1 million for the three months ended September 30, 2022 compared to $11.6 million for the three months ended September 30, 2021 primarily due to higher labor and related costs. Operating income decreased $4.6 million to $0.5 million for the three months ended September 30, 2022 compared to operating income of $5.0 million for the three months ended September 30, 2021 primarily due to pre-opening expenses for the 2022 and 2023 openings, lower restaurant level operating profit and lower management, license and incentive fee revenue.

Total revenues increased $35.2 million, or 18.2% to $228.3 million for the nine months ended September 30, 2022 compared to $193.1 million for the nine months ended September 30, 2021. Restaurant operating profit decreased $1.2 million to $34.9 million for the nine months ended September 30, 2022 compared to restaurant operating profit of $36.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, operating income was $10.4 million compared to $13.7 million for the nine months ended September 30, 2021.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	$69,538	$67,966	$216,984	$184,982
Management, license and incentive fee revenue	3,482	3,903	11,342	8,129
Total revenues	73,020	71,869	228,326	193,111
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	17,281	17,733	55,231	46,925
Owned restaurant operating expenses	43,136	38,640	126,818	101,882
Total owned operating expenses	60,417	56,373	182,049	148,807
General and administrative (including stock-based compensation of $1,001, $653, $2,791 and $2,812 for the three and nine months ended September 30, 2022 and 2021, respectively)	6,447	5,959	20,587	17,272
Depreciation and amortization	2,930	2,572	8,571	7,766
COVID-19 related expenses	—	1,131	2,534	3,776
Agreement restructuring expenses	—	—	—	494
Pre-opening expenses	2,684	587	3,833	842
Lease termination expenses	—	58	255	352
Transaction costs	51	131	51	131
Total costs and expenses	72,529	66,811	217,880	179,440
Operating income	491	5,058	10,446	13,671
Other expenses (income), net:
Interest expense, net	435	781	1,387	3,262
Loss on early debt extinguishment	—	600	—	600
Gain on CARES Act Loan forgiveness	—	(9,968)	—	(18,529)
Total other expenses (income), net	435	(8,587)	1,387	(14,667)
Income before provision for income taxes	56	13,645	9,059	28,338
(Benefit) provision for income taxes	(321)	1,544	721	2,188
Net income	377	12,101	8,338	26,150
Less: net (loss) income attributable to noncontrolling interest	(105)	430	(117)	573
Net income attributable to The One Group Hospitality, Inc.	$482	$11,671	$8,455	$25,577

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Owned restaurant net revenue	95.2%	94.6%	95.0%	95.8%
Management, license and incentive fee revenue	4.8%	5.4%	5.0%	4.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.9%	26.1%	25.5%	25.4%
Owned restaurant operating expenses (1)	62.0%	56.9%	58.4%	55.1%
Total owned operating expenses (1)	86.9%	82.9%	83.9%	80.4%
General and administrative (including stock-based compensation of 1.4%, 0.9%, 1.2% and 1.5% for the three and nine months ended September 30, 2022 and 2021, respectively)	8.8%	8.3%	9.0%	8.9%
Depreciation and amortization	4.0%	3.6%	3.8%	4.0%
COVID-19 related expenses	—%	1.6%	1.1%	2.0%
Agreement restructuring expenses	—%	—%	—%	0.3%
Pre-opening expenses	3.7%	0.8%	1.7%	0.4%
Lease termination expenses	—%	0.1%	0.1%	0.2%
Transaction costs	0.1%	0.2%	—%	0.1%
Total costs and expenses	99.3%	93.0%	95.4%	92.9%
Operating income	0.7%	7.0%	4.6%	7.1%
Other expenses (income), net:
Interest expense, net	0.6%	1.1%	0.6%	1.7%
Loss on early debt extinguishment	—%	0.8%	—%	0.3%
Gain on CARES Act Loan forgiveness	—%	(13.9)%	—%	(9.6)%
Total other expenses (income), net	0.6%	(12.0)%	0.6%	(7.6)%
Income before provision for income taxes	0.1%	19.0%	4.0%	14.7%
(Benefit) provision for income taxes	(0.4)%	2.1%	0.3%	1.1%
Net income	0.5%	16.8%	3.7%	13.5%
Less: net (loss) income attributable to noncontrolling interest	(0.1)%	0.6%	(0.1)%	0.3%
Net income attributable to The One Group Hospitality, Inc.	0.7%	16.2%	3.7%	13.2%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2022
Total revenues	$42,347	30,069	483	121	73,020
Operating income (loss)	$6,448	259	216	(6,432)	491
Capital asset additions	$5,788	2,761	58	611	9,218
For the nine months ended September 30, 2022
Total revenues	$131,865	94,756	1,340	365	228,326
Operating income (loss)	$28,379	5,094	377	(23,404)	10,446
Capital asset additions	$13,122	6,029	111	2,047	21,309
As of September 30, 2022
Total assets	$103,555	73,414	5,344	54,070	236,383

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2021
Total revenues	$40,018	31,177	578	96	71,869
Operating income (loss)	$9,996	2,258	369	(7,565)	5,058
Capital asset additions	$1,890	665	29	155	2,739
For the nine months ended September 30, 2021
Total revenues	$102,495	89,001	991	624	193,111
Operating income (loss)	$26,403	9,124	185	(22,041)	13,671
Capital asset additions	$5,115	1,570	102	1,325	8,112
As of December 31, 2021
Total assets	$95,579	69,006	5,735	59,515	229,835

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to The One Group Hospitality, Inc.	$482	$11,671	$8,455	$25,577
Net (loss) income attributable to noncontrolling interest	(105)	430	(117)	573
Net income	377	12,101	8,338	26,150
Interest expense, net	435	781	1,387	3,262
(Benefit) provision for income taxes	(321)	1,544	721	2,188
Depreciation and amortization	2,930	2,572	8,571	7,766
EBITDA	3,421	16,998	19,017	39,366
COVID-19 related expenses	—	1,131	2,534	3,776
Agreement restructuring expenses	—	—	—	494
Transaction costs	51	131	51	131
Stock-based compensation	1,001	653	2,791	2,812
Lease termination expense (1)	—	58	255	352
Non-cash rent expense (2)	(75)	(16)	(160)	(19)
Pre-opening expenses	2,684	587	3,833	842
Gain on CARES Act Loan forgiveness	—	(9,968)	—	(18,529)
Loss on early debt extinguishment	—	600	—	600
Adjusted EBITDA	7,082	10,174	28,321	29,825
Adjusted EBITDA attributable to noncontrolling interest	(56)	126	77	407
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$7,138	$10,048	$28,244	$29,418
(1)Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts have been paid as of September 30, 2022.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating income as reported	$491	$5,058	$10,446	$13,671
Management, license and incentive fee revenue	(3,482)	(3,903)	(11,342)	(8,129)
General and administrative	6,447	5,959	20,587	17,272
Depreciation and amortization	2,930	2,572	8,571	7,766
COVID-19 related expenses	—	1,131	2,534	3,776
Agreement restructuring expenses	—	—	—	494
Pre-opening expenses	2,684	587	3,833	842
Lease termination expense	—	58	255	352
Transaction costs	51	131	51	131
Restaurant Operating Profit	$9,121	$11,593	$34,935	$36,175
Restaurant Operating Profit as a percentage of owned restaurant net revenue	13.1%	17.1%	16.1%	19.6%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
STK restaurant operating profit (Company owned)	$7,237	$8,309	$25,519	$23,458
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	18.5%	22.6%	21.0%	24.6%
Kona Grill restaurant operating profit	$1,915	$3,422	$9,544	$12,693
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	6.4%	11.0%	10.1%	14.3%

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $1.5 million, or 2.3%, to $69.5 million for the three months ended September 30, 2022 from $68.0 million for the three months ended September 30, 2021. The increase was primarily attributable to the opening of STK San Francisco in August 2022, partially offset by the impact of Hurricane Ian which affected 14% of our sales base. Comparable restaurant sales increased 0.5% for the third quarter of 2022 compared to the third quarter of 2021.

Management, license and incentive fee revenue. Management and license fee revenues decreased $0.4 million, or 10.8%, to $3.5 million for the three months ended September 30, 2022 from $3.9 million for the three months ended September 30, 2021. The decrease was primarily driven by decreased revenues in our managed properties in London, England.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $0.4 million, or 2.5%, to $17.3 million for the three months ended September 30, 2022 from $17.7 million for the three months ended September 30, 2021. As a percentage of owned restaurant net revenue, cost of sales decreased 120 basis points from 26.1% in the three months ended September 30, 2021 to 24.9% for the three months ended September 30, 2022 primarily due to operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $4.5 million to $43.1 million for the three months ended September 30, 2022 from $38.6 million for the three months ended September 30, 2021. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 510 basis points from 56.9% for the three months ended September 30, 2021 to 62.0% for the three months ended September 30, 2022 primarily due to consolidated higher average wage and operating costs.

General and administrative. General and administrative costs increased $0.4 million, or 8.2%, to $6.4 million for the three months ended September 30, 2022 from $6.0 million for the three months ended September 30, 2021. The increase was attributable to additional investments required ahead of growth, increased accounting and legal fees and increased stock-based compensation expense, partially offset by a decrease in performance based variable compensation. In addition, the Company experienced increased travel expenses due to rising hotel and airfare costs. As a percentage of revenues, general and administrative costs were 8.8% for the three months ended September 30, 2022 compared to 8.3% for the three months ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $2.9 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively.

Pre-opening expenses. In the three months ended September 30, 2022, we incurred $2.7 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK San Francisco which opened in August 2022 and STK Dallas, Kona Grill Riverton and Kona Grill Columbus which are currently under construction. Total pre-opening expenses related to non-cash pre-open rent was $0.1 million. Pre-opening expenses for the three months ended September 30, 2021 were $0.6 million, primarily related to expenses for STK Bellevue, which opened in July 2021. Detail of pre-opening expenses by category is provided in the table below for the three months ended September 30, 2022 (in thousands).

	Preopen Expenses	Preopen Rent	Total
Training Team	$617	$—	$617
Restaurants (1)	1,865	202	2,067
Total	$2,482	$202	$2,684

(1)Includes STK San Francisco, STK Dallas, Kona Grill Riverton, Kona Grill Columbus and other venues under development

COVID-19 related expenses. COVID-19 related expenses were $1.1 million in three months ended September 30, 2021. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net. Interest expense, net was $0.4 million and $0.8 million for each of the three months ended September 30, 2022 and 2021, respectively. In conjunction with the amended Credit Agreement in August 2021, we made a $22.2 million pre-payment on the loan and reduced the interest rate on the loan.

(Benefit) provision for income taxes. The provision for income taxes for the three months ended September 30, 2022 and 2021 was a tax benefit of $0.3 million and tax expense of $1.5 million, respectively. We estimate our 2022 annualized effective tax rate will be 15.9%.

Net (loss) income attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.1 million for the three months ended September 30, 2022 compared to net income of $0.4 million for the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $32.0 million, or 17.3%, to $217.0 million for the nine months ended September 30, 2022 from $185.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to strong execution of our sales initiatives. Comparable restaurant sales increased 16.8% in the nine months ended September 30, 2022.

Management and license fee revenue. Management and license fee revenues increased $3.2 million, or 39.5% to $11.3 million for the nine months ended September 30, 2022 from $8.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to strong revenues at our managed locations in North America.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $8.3 million, or 17.7%, to $55.2 million for the nine months ended September 30, 2022 from $46.9 million for the nine months ended September 30, 2021. The increase was due to the incremental sales increases. As a percentage of owned restaurant net revenue, cost of sales increased 10 basis points from 25.4% in the nine months ended September 30, 2021 to 25.5% for the nine months ended September 30, 2022 primarily due to increased commodity prices partly offset by operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $24.9 million to $126.8 million for the nine months ended September 30, 2022 from $101.9 million for the nine months ended September 30, 2021. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 330 basis points from 55.1% in the nine months ended September 30, 2021 to 58.4% for the nine months ended September 30, 2022 primarily due to consolidated higher average wage and operating costs.

General and administrative. General and administrative costs increased $3.3 million, or 19.2%, to $20.6 million for the nine months ended September 30, 2022 from $17.3 million for the nine months ended September 30, 2021. The increase was attributable to additional investments required ahead of growth and increased accounting and legal fees partially offset by a decrease in performance based variable compensation. In addition, the Company experienced increased travel expenses due to rising hotel and airfare costs. As a percentage of revenues, general and administrative costs were 9.0% for the nine months ended September 30, 2022 compared to 8.9% for the nine months ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $8.6 million and $7.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Pre-opening expenses. In the nine months ended September 30, 2022, we incurred $3.8 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK San Francisco which opened in August 2022 and STK Dallas, Kona Grill Riverton, and Kona Grill Columbus which are currently under construction. Total pre-opening expenses related to non-cash pre-open rent was $0.6 million. Pre-opening expenses for the nine months ended September 30, 2021 were $0.8 million primarily related to STK Bellevue which opened in July 2021. Detail of pre-opening expenses by category is provided in the table below for the nine months ended September 30, 2022 (in thousands).

	Preopen Expenses	Preopen Rent	Total
Training Team	$708	$—	$708
Restaurants (1)	2,261	864	3,125
Total	$2,969	$864	$3,833

(1)Includes STK San Francisco, STK Dallas, Kona Grill Riverton, Kona Grill Columbus and other venues under development

COVID-19 related expenses. COVID-19 related expenses were $2.5 million for the nine months ended September 30, 2022 compared to $3.8 million in the prior year period. COVID-19 related expenses are composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Interest expense, net. Interest expense, net was $1.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. In conjunction with the amended Credit Agreement in August 2021, we made a $22.2 million pre-payment on the loan and reduced the interest rate on the loan.

(Benefit) provision for income taxes. The provision for income taxes for the nine months ended September 30, 2022 was $0.7 million compared to $2.2 million for the nine months ended September 30, 2021. We estimate our 2022 annualized effective tax rate will be 15.9%.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.1 million for the nine months ended September 30, 2022 compared to net income of $0.6 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of September 30, 2022, we had cash and cash equivalents of $17.5 million and $29.4 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of September 30, 2022, the availability on our revolving credit facility was $5.6 million, subject to certain conditions.

In the nine months ended September 30, 2022, capital expenditures were $21.3 million of which $13.3 million related to the construction of new STK and Kona Grill restaurants and $8.0 million for existing restaurants. Net capital expenditures, inclusive of $2.1 million in landlord contributions, was $19.2 million for the nine months ended September 30, 2022. Capital expenditures by type for the nine months ended September 30, 2022 is provided below (in thousands).

	STK	Kona Grill	Other	Total
New Venues	$10,777	$2,524	$—	$13,301
Maintenance	4,006	3,457	—	7,463
Other	—	—	545	545
Total	$14,783	$5,981	$545	$21,309

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

Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into our Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, we entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026. The Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

The amended Credit Agreement has several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the amended Credit Agreement bear interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% (for LIBOR rate loans) and 4.00% (for base rate loans).

As of September 30, 2022, we were compliant with the covenants required by the amended Credit Agreement. Based on current projections, we believe that we would continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

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

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$16,336	$23,030
Investing activities	(21,309)	(8,112)
Financing activities	(803)	(20,188)
Effect of exchange rate changes on cash	(361)	(37)
Net decrease in cash and cash equivalents	$(6,137)	$(5,307)

Operating Activities. Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $23.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash provided by operating activities was driven by strong net income from higher sales volumes and collection on accounts receivables partially offset by payments on accrued expenses including payments for lease settlements.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 was $21.3 million primarily for the construction of STK restaurants in Dallas, Texas and San Francisco, California, and Kona Grill restaurants in Riverton, Utah and Columbus, Ohio, as well as capital expenditures for existing restaurants compared to $8.1 million for the nine months ended September 30, 2021.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2022 was $0.8 million. We borrowed $5.0 million against the revolving line of credit, offset by the purchase and retirement of $3.5 million in common stock and $2.0 million to pay employee taxes for shares withheld upon the vesting of restricted stock units. Net cash used in financing activities for the nine months ended September 30, 2021 was $20.2 million primarily attributable to the partial paydown of the term loan in conjunction with the Third Amendment to the Credit Agreement.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on this evaluation, have concluded that one material weakness remains in our internal control over financial reporting previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K, which related to identified deficiencies surrounding control design and operating effectiveness, and inappropriate application of technical accounting for certain transactions and disclosures. As such, our disclosure controls and procedures were not effective as of September 30, 2022. The material weakness did not result in a material misstatement of the consolidated financial statements.

Remediation Efforts to Address the Material Weakness

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K to address the identified material weaknesses are ongoing. During the first nine months of 2022, we redesigned the control over the review of journal entries to ensure the appropriate level of segregation of duties. We completed our assessment of the redesigned journal entry control, which included both qualitative and quantitative design enhancements, to determine if it was designed and operating effectively. As a result of these actions, management has concluded that the material weakness associated with the review of journal entries was remediated as of June 30, 2022.

We have implemented certain new or redesigned controls to address the other deficiencies as noted above, which in the aggregate, constituted a material weakness, as identified in the 2021 Annual Report. While we believe the steps taken to date will improve the effectiveness of our internal control over financial reporting, we are in the process of testing these new or redesigned controls to determine if they are operating effectively.

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

Changes in Internal Controls

Other than the ongoing steps being taken to implement the remediation plan described above and under Item 9A. “Controls and Procedures” in our 2021 Annual Report on Form 10-K, there have been no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2022, we announced a repurchase program of up to $10.0 million of our outstanding common stock, which program terminates in September 2024. The table below sets forth information with respect to share repurchases under the program in September 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
September 7-30, 2022	500,000	$ 6.98	500,000	$ 6,496,970

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1	Amended and Restated Employment Agreement between Emanuel N. Hilario and the Company dated September 2, 2022 (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.2	Notice of Grant of Restricted Stock Units (Time-Vesting) dated September 2, 2022 between Emanuel N. Hilario and the Company (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.3	Notice of Grant of Restricted Stock Units (Performance-Vesting) dated September 2, 2022 between Emanuel N. Hilario and the Company (Incorporated by reference to Form 8-K filed on September 7, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2022

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer