Form 10-K
period 2022-12-31
ONE Group Hospitality, Inc.
filed 2023-03-09
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $166,595,032.

Number of shares of Common Stock outstanding as of February 28, 2023:   31,643,573

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “year ended” refers to the entire calendar year unless the context otherwise indicates.

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

Our primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotel, Hippodrome Casino, and Curio Collection by Hilton.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage or license 63 venues including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in six hotels and casinos in the United States and Europe. We intend to open eight to twelve new venues in 2023, including a Kona Grill restaurant in Columbus, OH which opened in January 2023. There are currently three Company-owned STK restaurants (Charlotte, NC, Boston, MA and Washington D.C.) and two Company-owned Kona Grill restaurants (Riverton, UT and Phoenix, AZ) under construction.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	13	25	2	40
Managed	2	—	1	3
Licensed	1	—	3	4
Total domestic	16	25	6	47
International
Owned	—	—	—	—
Managed	5	—	7	12
Licensed	4	—	—	4
Total international	9	—	7	16
Total venues	25	25	13	63
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill. Effective January 1, 2022, our agreement with the Hippodrome Casino was amended and extended for five years whereby the Company changed from manager to consultant for the Heliot Steak House and F&B Hospitality services for the casino.

We expect to continue expanding our operations domestically and internationally primarily through a mix of owned, licensed and managed restaurants using a disciplined and targeted site selection process. We refer to our licensing and management strategy as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants only. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

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

We operate thirteen owned, seven managed and five licensed STK restaurants in North America, Europe and the Middle East. Our STK restaurants average approximately 10,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2022, the average domestic restaurant revenues and average domestic check per person for owned and managed STK restaurants that have been open at least 18 months at December 31, 2022 were $19.1 million and $131, respectively.

We are focused on expanding our global STK footprint. We believe that the locations of our STK restaurants are critical to our long-term success, and we devote significant time and resources to analyze prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concept and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open five to six STKs annually.

Kona Grill

Kona Grill is a bar-centric grill concept featuring American favorites, steaks, seafood, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Kona Grill offers freshly prepared food and attentive service in an upscale, contemporary ambiance that creates an exceptional dining experience that we believe exceeds many traditional casual dining restaurants. Menu items are crafted to have memorable flavor profiles that appeal to a wide range of customers. The diverse menu is complemented by a full-service bar offering a broad assortment of wines, craft cocktails, and beers. We believe that the Kona Grill brand is complementary to our STK brand and enables us to capture market share in the Vibe Dining segment.

We own and operate 25 Kona Grill restaurants within 17 states in the United States. Our Kona Grill restaurants average approximately 7,000 to 8,000 square feet. In 2022, the average restaurant revenues were $5.3 million and average spend per transaction was $61. We believe we can grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open three to five Kona Grills annually.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management and consulting agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we operate five venues pursuant to F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

●	ANGEL. ANGEL Rooftop bar and Dining is a sophisticated Southern-Mediterranean restaurant with two indoor and outdoor bars, a floral garden patio, and a plunge pool located within the Hotel Calimala in Florence, Italy.

●	Bao Yum. A fast-casual concept that offers a whimsical twist on classic bao. Bao Yum serves breakfast, lunch, dinner and dessert bao along with a variety of salads, soups, sandwiches and snacks. Bao Yum currently operates within the Westminster Curio Hotel in London and in Austin, Texas through a licensing agreement with Reef Kitchens.

●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London that offers impressive views of the main casino gambling floor.

●	Hideout. The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.

●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with a signature location on top of the ME Milan hotel.

●	Rivershore Bar & Grill. Rivershore Bar & Grill celebrates the end of the Oregon Trail with a beautiful river view, American favorites and friendly, professional service in Oregon City, Oregon.

Our F&B hospitality contracts generate revenues for us through management fees, which are typically calculated as a percentage of the operation’s revenues, and we earn additional milestone and incentive fees based on the operation’s profitability. We typically target F&B hospitality service opportunities where we believe we can generate at least $500,000 of annual pre-tax income.

We expect our F&B hospitality services business to be an important driver of our growth and profitability, enabling us to generate leads to develop managed STK restaurants and management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into one to two new F&B hospitality agreements annually.

We exercised our option to renew the management agreement with ME London to manage STK, Radio, Marconi and in-room dining. Effective January 1, 2023, ME London elected not to renew Radio, Marconi and in-room dining per the agreement. Therefore, we will continue to manage the STK restaurant at ME London.

Sourcing and Supply Chain

We seek to ensure that consistently high-quality food and beverages are served at all of our venues through the coordination and cooperation of our purchasing and culinary teams.

Our culinary and purchasing teams establish product specifications on a global basis, which are then disseminated to all locations through recipe books for all dishes served at our properties. We are committed to culinary innovation which allows us flexibility in our preparations and offerings in order to manage costs and ensure regular availability.

We maintain consistent pricing standards and procedures for all top-volume purchases at our restaurants.

We select high quality suppliers and negotiate pricing on a national level in each country where one or more of our restaurants operate. We test new suppliers on a regional basis for an extended period before using them on a national basis. We periodically review supplier consistency and satisfaction with our location chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high-quality specifications. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program establishes guidelines for ordering beverage products at our properties. We provide beverage managers at each location with national guidelines for standardized products. Our concepts emphasize the bar as a driver of activity in the restaurants and in 2022, the sale of beverages accounted for approximately 24% of restaurant revenues.

On a company-wide basis, no supplier of food accounts for more than 35% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of our alcohol purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of a supplier would not have a material adverse effect on our costs of supplies.

Advertising and Marketing

The primary focus of our advertising and marketing is to increase awareness of our brands and our overall reputation for quality, service and delivering a high-energy experience. Our marketing efforts are designed to strengthen our brand recognition in markets where we operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong network of public relations teams to increase the frequency with which our existing customers visit our restaurants and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. We utilize a network of local and national public relations firms to support these promotional programs. Additional marketing functions include the use of our websites, www.STKsteakhouse.com and www.KonaGrill.com, to facilitate online reservations, to-go/delivery orders and gift card sales to drive revenue.

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

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our fourth quarter has higher sales volumes than other quarters in the year.

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

Human Capital Resources

As of December 31, 2022, we employed 51 employees within our support center, 32 employees in multi-unit leadership and an aggregate of 262 full-time, salaried employees at our venues. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 90. Combining full-time and part-time employees, we employ and manage directly approximately 3,700 persons and through ONE Hospitality we manage approximately 500 employees worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

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

We maintain a website at www.togrp.com, including an investor relations section at ir.togrp.com, on which we routinely post information, such as webcasts of quarterly earnings calls and other investor events in which we participate and any related material. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC can be accessed in the investor relations section of our website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We have a relatively small number of restaurants and F&B service locations, and we operate multiple venues in some cities. We typically operate one to five venues in the cities where we operate. Accordingly, particularly in cities where we have multiple venues, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, changes in customer preferences or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations compared to some of our competitors that may have less restaurant concentration or that do not operate in our markets. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

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

Health and Safety

The COVID-19 pandemic has had a significant effect on our restaurant traffic and our business, financial condition and results of operations.

The COVID-19 pandemic significantly affected our business and results. We incurred COVID-19 related costs of $2.5 million and $5.8 million in 2022 and 2021, respectively. We have made operational changes to adhere to government requirements on safety and sanitation in our restaurants. However, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from COVID-19. COVID-19 may impact the willingness of customers to dine outside of the home. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward, the spread of the virus and the measures taken by governments or by us in response could adversely impact our business, financial condition and results of operations.

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

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2022, approximately 34% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

The restaurant industry has faced labor challenges coming out of the COVID-19 pandemic. Although, we have been able to fully staff our restaurants in this challenging labor environment, there is no assurance that we will be able to continue to effectively manage our employee base and avoid a labor shortage.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 23% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each location. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

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

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2022, we had five licensed STK restaurants.

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

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of December 31, 2022. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

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

Our STK locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
STK Atlanta	—	Atlanta, Georgia	Owned
STK Bellevue	—	Bellevue, Washington	Owned
STK Chicago	—	Chicago, Illinois	Owned
STK Dallas	—	Dallas, Texas	Owned
STK Denver	—	Denver, Colorado	Owned
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed
STK Downtown (1)	—	New York, New York	Owned (2)
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed
STK London	ME London	London, England	Managed
STK Los Cabos	Los Cabos Airport	Cabo San Lucas, Mexico	Licensed
STK Miami Beach	—	Miami Beach, Florida	Owned
STK Midtown	—	New York, New York	Owned
STK Milan	ME Milan	Milan, Italy	Managed
STK Nashville	—	Nashville, Tennessee	Owned
STK Orlando (1)	Disney Springs	Orlando, Florida	Owned
STK San Diego (1)	Andaz Hotel	San Diego, California	Owned
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed
STK San Francisco	—	San Francisco, California	Owned
STK Scottsdale	—	Scottsdale, Arizona	Managed
STK Stratford	The Gantry London	London, England	Managed
STK Toronto	—	Toronto, Canada	Managed
STK Westminster	The Westminster London	London, England	Managed
STK Westwood	W Hotel	Los Angeles, California	Owned
(1)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location.
(2)	Ownership in location is 64.81%.

Our Kona Grill locations are as follows:

Type of
Venue	Location	Interest
Kona Grill Alpharetta	Alpharetta, Georgia	Owned
Kona Grill Baltimore	Baltimore, Maryland	Owned
Kona Grill Boca Park	Las Vegas, Nevada	Owned
Kona Grill Boise	Meridian, Idaho	Owned
Kona Grill Carmel	Carmel, Indiana	Owned
Kona Grill Cincinnati	Cincinnati, Ohio	Owned
Kona Grill Columbus	Columbus, Ohio	Owned
Kona Grill Dallas	Dallas, Texas	Owned
Kona Grill Denver	Denver, Colorado	Owned
Kona Grill Eden Prairie	Eden Prairie, Minnesota	Owned
Kona Grill El Paso	El Paso, Texas	Owned
Kona Grill Gilbert	Gilbert, Arizona	Owned
Kona Grill Huntsville	Huntsville, Alabama	Owned
Kona Grill Kansas City	Kansas City, Missouri	Owned
Kona Grill Minnetonka	Minnetonka, Minnesota	Owned
Kona Grill North Star	San Antonio, Texas	Owned
Kona Grill Oak Brook	Oak Brook, Illinois	Owned
Kona Grill Omaha	Omaha, Nebraska	Owned
Kona Grill Plano	Plano, Texas	Owned
Kona Grill San Antonio	San Antonio, Texas	Owned
Kona Grill Sarasota	Sarasota, Florida	Owned
Kona Grill Scottsdale	Scottsdale, Arizona	Owned
Kona Grill Tampa	Tampa, Florida	Owned
Kona Grill Troy	Troy, Michigan	Owned
Kona Grill Woodbridge	Iselin, New Jersey	Owned

Our ONE Hospitality brands and F&B services locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
ANGEL	Hotel Calimala	Florence, Italy	Managed
Bao Yum	The Westminster London	London, England	Managed
F&B Services - Westminster London	The Westminster London	London, England	Managed
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned
Heliot	Hippodrome Casino	London, England	Managed
Hideout	W Hotel	Los Angeles, California	Owned
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed
Reef Kitchens (3 venues)	—	Austin, Texas	Licensed
Rivershore Bar & Grill	Rivershore BW Plus	Oregon City, Oregon	Managed

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". As of February 28, 2023, there were 76 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

On September 7, 2022, the Company announced a repurchase program of up to $10.0 million of outstanding common stock, which program terminates in September 2024. The table below sets forth information with respect to share repurchases under the program in the fourth quarter of 2022. We purchased an additional 118,085 shares totaling $0.7 million during the first two months of 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
October 1-31, 2022	16,224	$ 6.50	16,224	$ 6,391,022
November 1-30, 2022	245,688	$ 6.09	245,688	$ 4,887,917
December 1-31, 2022	320,026	$ 6.28	320,026	$ 2,867,788

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

Overview

We currently own, operate, manage or license 63 venues including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in six hotels and casinos in the United States and Europe. We intend to open eight to twelve new venues in 2023, including a Kona Grill restaurant in Columbus, Ohio which opened in January 2023. The four venues that were opened in 2022 are below:

●	Owned STK restaurant in San Francisco, California;
●	Owned STK restaurant in Dallas, Texas;
●	Licensed virtual Bao Yum in Austin, Texas
●	Managed STK restaurant at The Gantry London hotel in London, United Kingdom

There are currently three Company-owned STK restaurants (Charlotte, NC, Boston, MA and Washington D.C.) and two Company-owned Kona Grill restaurants (Riverton, UT and Phoenix, AZ) under construction. We are in ongoing discussions for additional owned, managed and licensed venues both in the U.S. and international.

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	13	25	2	40
Managed	2	—	1	3
Licensed	1	—	3	4
Total domestic	16	25	6	47
International
Owned	—	—	—	—
Managed	5	—	7	12
Licensed	4	—	—	4
Total international	9	—	7	16
Total venues	25	25	13	63
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Effective January 1, 2022, our agreement with the Hippodrome Casino was amended and extended for five years whereby the Company changed from manager to consultant for the Heliot Steak House and F&B Hospitality services for the casino.

Overview of the Impact of COVID-19

In response to COVID-19, the Company took significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $2.5 million and $5.8 million for 2022 and 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

2022 Financial Highlights

Total revenue increased $39.5 million, or 14.2% to $316.6 million for 2022 compared to $277.2 million for 2021. The increase was primarily attributable to strong execution of our sales initiatives combined with the opening of STK San Francisco and STK Dallas in August 2022 and November 2022, respectively. Same store sales increased 10.8% in 2022 compared to 2021. STK same store sales increased 17.1% while Kona Grill same store sales increased 2.5%. On a three-year basis, same-store sales increased 47.7% for 2022 compared to 2019; STK same store sales increased 69.1% on a three-year basis while Kona Grill same store sales increased 26.3%.

Restaurant operating profit decreased $1.6 million, or 3.1% to $50.8 million for 2022 compared to $52.4 million in 2021. Consistent with the restaurant industry, costs faced significant inflationary pressures during 2022. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.9% in 2022 compared to 19.8% in 2021.

Operating income decreased $3.1 million to $16.3 million for 2022 from $19.4 million for 2021. The decreased is attributed to higher general and administrative and pre-opening expenses and offset by higher managed, licensed and incentive fee revenue and lower COVID-19 related expenses.

Net income attributable to The ONE Group Hospitality, Inc was $13.5 million in 2022 compared to $31.3 million in 2021. We recognized an $18.5 million gain on CARES Act Loan Forgiveness in 2021.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of owned, licensed and managed STK restaurants using a disciplined and targeted site selection process. We have identified over 75 additional major metropolitan areas across the globe where we expect we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open five to six STKs annually, primarily through company-owned locations and management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2022, we opened two owned STK restaurants in San Francisco, California and Dallas, Texas and one managed STK restaurant in London, United Kingdom. Additionally, we have Company-owned STK restaurants in Charlotte, North Carolina, Boston, Massachusetts and Washington, D.C under construction and several restaurants under lease or in lease negotiation.

Expansion of Kona Grill. We expect to expand our operations domestically using a disciplined and targeted site selection process. We believe we could grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open three to five Kona Grills annually, primarily through company-owned locations, provided that we have acceptable locations and quality restaurant managers available to support that pace of growth. We opened the first Kona Grill since the Company acquired the Kona Grill brand in Columbus, Ohio in January 2023 and have two restaurants under construction in Riverton, Utah and Phoenix, Arizona.

Expansion through New F&B Hospitality Projects. We expect our F&B hospitality services business to be an important contributor of our growth and profitability, enabling us to generate leads to develop managed STK restaurants and management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into at least one to two new F&B hospitality agreements annually. In 2022, we opened a licensed virtual location in conjunction with REEF Kitchens in Austin, Texas that features offerings from Bao Yum.

Increase Same Store Sales and Increase Our Operating Efficiency. In addition to expanding into new cities and hospitality venues, we intend to continue to increase revenue and profits in our existing operations through continued focus on high-quality, high-margin food and beverage menu items. We believe that our operating margins will improve through growth in same store sales, as defined below in Key Performance Indicators, and a reduction of store-level operating expenses.

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

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period at the beginning of each quarter, which removes the impact of new restaurant openings in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure. We have presented three-year comparable sales to illustrate how sales at our restaurant base before the COVID-19 pandemic compare to sales post COVID-19 restrictions.

Our comparable restaurant base for STK SSS consisted of ten domestic restaurants for the year ended December 31, 2022. For Kona Grill SSS 24 domestic restaurants are included in the comparable restaurant base. STK and Kona Grill SSS increased 17.1% and 2.5%, respectively, for 2022 compared to the prior year. On a three-year basis, STK SSS increased 69.1% while Kona Grill SSS increased 26.3%.

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

In 2022, we opened three STK restaurants including two owned restaurants in San Francisco, California and Dallas, Texas, a managed STK restaurant in London, United Kingdom and opened one venue under a licensing agreement.

Average Check Per Person and Average Spend. Average check is calculated by dividing total restaurant sales by total number of guests for a specified period. Average spend per transaction is calculated by dividing total restaurant sales by total number of transactions for a specified period. Our management team uses these indicators to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, our average check was $131 for 2022 compared to $114 for 2021. The average spend per transaction was $61 for Kona Grill restaurants for 2022 compared to $56 for 2021.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. For purposes of this calculation, STK Downtown restaurant and rooftop are considered a single venue. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $19.1 million and $16.3 million for 2022 and 2021, respectively. Our average comparable Kona Grill restaurant revenues were $5.3 million and $5.1 million for 2022 and 2021, respectively.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

Our reportable operating segments are as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

See Note 13 to our consolidated financial statements for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets, our major off-site events group, and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2022, beverage sales comprised 24% of food and beverage sales, and food sales comprised the remaining 76%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Depreciation and amortization. Depreciation and amortization expense consists principally of charges related to the depreciation of fixed assets including leasehold improvements, equipment and furniture and fixtures and loss on disposal of fixed assets.

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

We believe that EBITDA, Adjusted EBITDA and Restaurant Operating Profit are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We believe Restaurant Operating Profit is an important component of financial results because: (i) it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance, and (ii) we use Restaurant Operating Profit as a key metric to evaluate our restaurant financial performance compared to our competitors. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management and is a metric used in our debt compliance calculation. Additionally, Adjusted EBITDA and Restaurant Operating Profit are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Restaurant Operating Profit, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

Please refer to the table on page 28 for our reconciliation of net income to EBITDA and Adjusted EBITDA and for a reconciliation of operating income to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2022	2021
Revenues:
Owned restaurant net revenue	$300,859	$264,404
Management, license and incentive fee revenue	15,779	12,774
Total revenues	316,638	277,178
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	75,365	67,468
Owned restaurant operating expenses	174,689	144,529
Total owned operating expenses	250,054	211,997
General and administrative (including stock-based compensation of $3,985 and $3,618 for the years ended December 31, 2022 and 2021, respectively)	29,081	25,573
Depreciation and amortization	12,134	10,790
COVID-19 related expenses	2,534	5,821
Transaction costs	123	160
Lease termination expenses	257	1,912
Agreement restructuring expenses	—	503
Pre-opening expenses	5,519	1,037
Write-off of trademark costs and other	630	—
Total costs and expenses	300,332	257,793
Operating income	16,306	19,385
Other expenses (income), net:
Interest expense, net of interest income	2,113	3,780
Loss on early debt extinguishment	—	600
Gain on CARES Act Loan Forgiveness	—	(18,529)
Total other expenses (income), net	2,113	(14,149)
Income before provision for income taxes	14,193	33,534
Provision for income taxes	874	1,586
Net income	13,319	31,948
Less: net (loss) income attributable to noncontrolling interest	(215)	600
Net income attributable to The ONE Group Hospitality, Inc.	$13,534	$31,348

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 31,
	2022	2021
Revenues:
Owned restaurant net revenue	95.0%	95.4%
Management, license and incentive fee revenue	5.0%	4.6%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	25.0%	25.5%
Owned restaurant operating expenses (1)	58.1%	54.7%
Total owned operating expenses (1)	83.1%	80.2%
General and administrative (including stock-based compensation of 1.3% and 1.3% for the years ended December 31, 2022 and 2021, respectively)	9.2%	9.2%
Depreciation and amortization	3.8%	3.9%
COVID-19 related expenses	0.8%	2.1%
Transaction costs	0.0%	0.1%
Lease termination expenses	0.1%	0.7%
Agreement restructuring expenses	—%	0.2%
Pre-opening expenses	1.7%	0.4%
Write-off of trademark costs and other	0.2%	—%
Total costs and expenses	94.9%	93.0%
Operating income	5.1%	7.0%
Other expenses (income), net:
Interest expense, net of interest income	0.7%	1.4%
Loss on early debt extinguishment	—%	0.2%
Gain on CARES Act Loan Forgiveness	—%	(6.7)%
Total other expenses (income), net	0.7%	(5.1)%
Income before provision for income taxes	4.5%	12.1%
Provision for income taxes	0.3%	0.6%
Net income	4.2%	11.5%
Less: net (loss) income attributable to noncontrolling interest	(0.1)%	0.2%
Net income attributable to The ONE Group Hospitality, Inc.	4.3%	11.3%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2022	2021
Net income attributable to The ONE Group Hospitality, Inc.	$13,534	$31,348
Net income (loss) attributable to noncontrolling interest	(215)	600
Net income	13,319	31,948
Interest expense, net of interest income	2,113	3,780
Provision for income taxes	874	1,586
Depreciation and amortization	12,134	10,790
EBITDA	28,440	48,104
COVID-19 related expenses	2,534	5,821
Transaction costs	123	160
Stock-based compensation	3,985	3,618
Lease termination expense (1)	257	1,912
Agreement restructuring expense	—	503
Pre-opening expenses	5,519	1,037
Non-cash rent (2)	(164)	(32)
Gain on CARES Act Loan forgiveness	—	(18,529)
Loss on early debt extinguishment	—	600
Write-off of trademark costs and other	630	—
Adjusted EBITDA	41,324	43,194
Adjusted EBITDA attributable to noncontrolling interest	72	507
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$41,252	$42,687
(1)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the year ended December 31,
	2022	2021
Operating income as reported	$16,306	$19,385
Management, license and incentive fee revenue	(15,779)	(12,774)
General and administrative	29,081	25,573
Depreciation and amortization	12,134	10,790
COVID-19 related expenses	2,534	5,821
Agreement restructuring expenses	—	503
Pre-opening expenses	5,519	1,037
Lease termination expense	257	1,912
Transaction costs	123	160
Write-off of trademark costs and other	630	—
Restaurant Operating Profit	$50,805	$52,407
Restaurant Operating Profit as a percentage of owned restaurant net revenue	16.9%	19.8%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the year ended December 31,
	2022	2021
STK restaurant operating profit (Company owned)	$37,259	$34,598
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	21.5%	24.7%
Kona Grill restaurant operating profit	$13,695	$17,785
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	10.8%	14.4%

The following tables show our operating results by segment for the periods indicated (in thousands). Prior year amounts have been revised to conform to the current year segment presentation.

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2022
Total revenues	$187,402	$126,341	$2,344	$551	$316,638
Operating income (loss)	40,343	7,217	1,282	(32,536)	16,306
Capital asset additions	$19,116	$10,496	$139	$2,878	$32,629
As of December 31, 2022
Total assets	$113,911	$78,691	$5,746	$92,676	$291,024

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2021
Total revenues	$151,436	$123,181	$1,725	$836	$277,178
Operating income (loss)	39,863	12,982	466	(33,926)	19,385
Capital asset additions	$7,581	$2,307	$170	$1,409	$11,467
As of December 31, 2021
Total assets	$95,579	$69,006	$5,735	$59,515	$229,835

Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $36.5 million, or 13.8%, to $300.9 million for 2022 from $264.4 million for 2021. The increase was primarily attributable to strong execution of our sales initiatives combined with the opening of STK San Francisco and STK Dallas in August 2022 and November 2022, respectively. Same store sales increased 10.8% in 2022.

Management, license and incentive fee revenue. Management and license fee revenues increased $3.0 million, or 23.5%, to $15.8 million for 2022 from $12.8 million for 2021. The increase was primarily attributable to strong revenues at our managed restaurants in North America.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $7.9 million, or 11.7%, to $75.4 million for 2022 from $67.5 million for 2021. The increase was primarily due to the incremental sales increases noted above. As a percentage of revenues, cost of sales decreased 50 basis points to 25.0% for 2022 from 25.5% for 2021 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by significant commodity price increases.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $30.2 million, or 20.9%, to $174.7 million for 2022 from $144.5 million for 2021. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 340 basis points from 54.7% in 2021 to 58.1% for 2022 primarily due to higher average wage and operating costs.

General and administrative. General and administrative costs increased $3.5 million, or 13.7% to $29.1 million for 2022 from $25.6 million for 2021. The increase was attributable to additional investments required ahead of growth, increased accounting and legal fees partially offset by a decrease in performance based variable compensation. As a percentage of revenues, general and administrative costs were 9.2% in both 2022 and 2021.

Depreciation and amortization. Depreciation and amortization expense increased $1.3 million to $12.1 million for 2022 from $10.8 million for 2021. The increase was primarily related to the opening of two owned STK restaurant in the second half of 2022 and capital expenditures to enhance the guest experience.

Lease termination expenses. Lease termination expense was $0.3 million and $1.9 million in 2022 and 2021, respectively. Lease termination expenses are costs associated with closed, abandoned and disputed locations or disputed leases.

Agreement restructuring. Agreement restructuring expense for 2021 was $0.5 million, related to the restructuring of agreements with our management and license partners. We do not expect to incur additional agreement restructuring expenses going forward.

COVID-19 related expenses. COVID-19 related expenses were $2.5 million and $5.8 million for 2022 and 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

Pre-opening expenses. We incurred $5.5 million of pre-opening expenses primarily related to payroll, training, and non-cash rent for STK San Francisco which opened August 2022, STK Dallas which opened November 2022, Kona Grill Columbus which opened January 2023 and two new restaurants which are currently under construction. Total pre-opening expenses related to non-cash rent were $1.1 million. Pre-opening expenses for 2021 were $1.0 million, primarily related to STK Bellevue, which opened in July 2021. Detail of pre-opening expenses by category is provided in the table below for 2022 (in thousands).

	Preopen Expenses	Preopen Rent	Total
Training Team	$1,186	$—	$1,186
Restaurants (1)	3,200	1,133	4,333
Total	$4,386	$1,133	$5,519
(1)	Includes STK San Francisco, STK Dallas, Kona Grill Columbus, Kona Grill Phoenix and Kona Grill Riverton.

Write-off of trademark costs and other. Other expenses were $0.6 million for 2022 composed primarily of trademark defense and litigation expenses.

Interest expense, net of interest income. Interest expense, net of interest income, was approximately $2.1 million and $3.8 million for 2022 and 2021, respectively. In conjunction with the Third Amendment to the Credit Agreement in August 2021, we made a $22.2 million pre-payment on the loan.

Loss on early debt extinguishment. During August 2021, we entered into the Third Amendment to the Credit Agreement with Goldman Sachs Bank USA and made a $22.2 million pre-payment on the term loan. We recognized a loss on early debt extinguishment of $0.6 million in 2021.

Provision for income taxes. The provision for income taxes for 2022 was $0.9 million compared to $1.6 million for 2021. Our effective tax rate was 6.2% and 4.7% for the years ended December 31, 2022 and 2021, respectively. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; and (iv) windfall tax benefits from equity compensation offset by compensation limited for certain individuals with compensation in excess of $1 million.

Net (loss) income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased $0.8 million to a net loss of $0.2 million for 2022 compared to net income of $0.6 million for 2021.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our credit agreement. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of December 31, 2022, we had cash and cash equivalents of $55.1 million. We had $74.3 million in long-term debt, which consisted of borrowings under our Credit Agreement as of December 31, 2022. As of December 31, 2022, the availability on our revolving credit facility was $10.6 million, subject to the restrictions described in Note 5 to our consolidated financial statements.

Capital expenditures in 2022 were $32.7 million of which $17.8 million primarily related to the construction of two new STK restaurants in San Francisco, California and Dallas, Texas which opened in 2022, Kona Grill Columbus which opened in January 2023 and several restaurants that were under construction as of December 31, 2022. We spent $10.0 million on maintenance capital expenditures for existing restaurants which included additional furniture, fixtures and equipment commensurate with the higher sales volumes at our restaurants. In addition, we spent approximately $2.3 million for furniture, fixtures and equipment for restaurants that we plan to open in the future. Net capital expenditures, inclusive of $2.2 million in landlord contributions, was $30.5 million for 2022. Capital expenditures by type for 2022 is provided below (in thousands).

	STK	Kona Grill	Other	Total
New Venues	$12,555	$5,226	$2,258	$20,039
Maintenance	5,279	4,748	—	10,027
Other	409	413	1,741	2,563
Total	$18,243	$10,387	$3,999	$32,629

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

On December 13, 2022, we entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;

●	Allows the Company to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50.0 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default;
●	Changes the interest rate from London Interbank Offered Rate (“LIBOR“) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin; and
●	Requires the Company to pay interest on an undrawn portion of the delayed draw term loan up to $35.0 million, beginning 90 days following the effective date until December 13, 2023.

We borrowed $50.0 million on the delayed draw term facility on December 28, 2022.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%. Prior to the Fourth Amendment to the Credit Agreement, the amended Credit Agreement had several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the Third Amendment to the Credit Agreement bore interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% (for LIBOR rate loans) and 4.00% (for base rate loans).

As of December 31, 2022, we were in compliance with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

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

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, which anticipate total cash investment of $2.0 million to $3.0 million. Typical cash pre-opening costs are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	For the year ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$25,251	$30,966
Investing activities	(32,629)	(11,467)
Financing activities	39,102	(20,275)
Effect of exchange rate changes on cash	(217)	5
Net increase (decrease) in cash and cash equivalents	$31,507	$(771)

Operating Activities. Net cash provided by operating activities was $25.3 million for 2022 compared to $31.0 million for 2021. The decrease in net cash provided by operating activities during 2022 compared to 2021 was primarily attributable to payments on accrued expenses partially offset by collection on accounts receivable.

Investing Activities. Net cash used in investing activities for 2022 was $32.7 million primarily for the construction of STK restaurants in Dallas, Texas and San Francisco, California; and Kona Grill restaurants in Riverton, Utah and Columbus, Ohio, as well as capital expenditures for existing restaurants compared to $11.5 million for 2021.

Financing Activities. Net cash provided by financing activities was $39.1 million for 2022 compared to net cash used by financing activities of $20.3 million for 2021. During 2022, we borrowed $50.0 million under the amended Credit Agreement, partially offset by $7.1 million in purchases of common stock and $2.0 million to pay employee taxes for shares withheld upon vesting of restricted stock units. During 2021, we made a $22.2 million payment for the partial paydown of the term loan in conjunction with the Third Amendment to the Credit Agreement.

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

As of December 31, 2022, we had a valuation allowance of $0.6 million that relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Our income taxes are impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, enacted global intangible low-taxed income provisions that do not allow us to defer the earnings of our U.K. and Italy subsidiaries.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2022 were $94.1 million and $85.2 million, respectively.

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

For the years ended December 31, 2022 and 2021, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant long-lived assets were impaired and therefore, no impairment loss related to long-lived assets has been recognized.

Impairment of Indefinite-Lived Intangible Assets

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

Inflation

Inflation significantly affected our operations in 2022. The impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. In addition, the COVID-19 pandemic has resulted in inflation due to supply and labor shortages. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price increases, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Interest Rate Risk

Under our Credit Agreement, we are exposed to market risk from changes in interest rates on our borrowings. Borrowings under the Credit Agreement are subject to rates based on SOFR plus an interest rate margin of 6.5%. As of December 31, 2022, we had $74.3 million of borrowings subject to variable interest rates.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2022.

Remediation Efforts to Address the Previously Disclosed Material Weaknesses

As previously disclosed in our 2021 Annual Report on Form 10-K filed on March 16, 2022, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our 2021 Annual Report on Form 10-K to address the identified material weaknesses have been completed. As of December 31, 2022, we completed the execution of the following remediation measures, including testing of the design and concluding on the operating effectiveness of the related controls:

●	We redesigned the control over the review of journal entries to ensure the appropriate segregation of duties. Specifically, we limited the accounting personnel within the Company that have the authority to approve journal entries and modified our journal entry review process to require senior members of the management team, who are outside of the journal entry recording process, review journal entries in order to enforce proper segregation of duties.

●	We increased the precision and specificity in the design of our control activities within the business processes related to payroll, accounts payable and property and equipment, including the controls over the completeness and accuracy of the information used in performing these control activities.

●	We educated control owners and enhanced policies to ensure that all design elements are addressed in the performance of control activities, including the retention of documentation supporting the effective operation of such control activities.

●	We have improved the control activities related to information technology user access security. Specifically we have reviewed and restricted both user and privileged access, enhanced the user provisioning and termination processes and instituted detailed quarterly security reviews for both in house applications and IT systems maintained by third parties.

●	We hired additional experienced accounting personnel and provided access to accounting literature and research to enable the control owners in evaluating technical accounting pronouncements for certain transactions.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and determined that these new or redesigned controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ONE Group Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

Dated: March 9, 2023

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 9, 2023
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 9, 2023
Tyler Loy	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 9, 2023
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 9, 2023
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 9, 2023
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 9, 2023
Eugene Bullis

/s/ SUSAN LINTONSMITH	Director	March 9, 2023
Susan Lintonsmith

/s/ HAYDEE OLINGER	Director	March 9, 2023
Haydee Olinger

/s/ MICHAEL SERRUYA	Director	March 9, 2023
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 26, 2020).
4.2	Form of Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2022).
10.4†	Amended and Restated Employment Agreement between Emanuel N. Hilario and The ONE Group Hospitality, Inc. dated September 2, 2022 (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.5†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 28, 2021).
10.6†

Notice of Grant of Restricted Stock Units (Time-vesting) dated September 2, 2022 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 7, 2022).

10.7†

Notice of Grant of Restricted Stock Units (Performance-vesting) dated September 2, 2022 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 7, 2022).

10.8†	Employment Letter Agreement with Tyler Loy Effective April 1, 2019 (Incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 26, 2020).
10.9	Credit and Guaranty Agreement dated October 4, 2019 with Goldman Sachs Bank USA (Incorporated by reference to Form 8-K/A filed on October 8, 2019).
10.10

Fourth Amendment to Credit and Guaranty Agreement dated December 13, 2022 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed on December 14, 2022)

10.11

Third Amendment to Credit and Guaranty Agreement dated August 6, 2021 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 10-Q filed on August 10, 2021)

10.12

Second Amendment to Credit and Guaranty Agreement dated August 10, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed on August 12, 2020).

10.13

First Amendment to Credit and Guaranty Agreement dated May 8, 2020 between The ONE Group, LLC, certain other credit parties, and Goldman Sachs Bank USA, as administrative agent for the lenders (Incorporated by reference to Form 8-K filed May 8, 2020).

10.14†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH* 104	Inline XBRL Taxonomy Extension Schema Document Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Long-Lived Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Long-lived assets, which includes property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is performed at the individual restaurant level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net, and the Operating lease right-of-use assets as of December 31, 2022, were $94.1 million and $85.2 million, respectively. For the year ended December 31, 2022, no impairment loss related to long-lived assets was recognized.

We identified the determination of possible impairment indicators for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of long-lived asset impairment indicators included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s long lived asset impairment indicator evaluation.
●	We evaluated the reasonableness of the Company’s evaluation of impairment indicators by:

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9, 2023

We have served as the Company's auditor since 2021.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$55,121	$23,614
Accounts receivable	15,220	11,356
Inventory	5,728	3,915
Other current assets	2,091	3,666
Due from related parties	376	376
Total current assets	78,536	42,927

Property and equipment, net	94,087	69,638
Operating lease right-of-use assets	85,161	85,395
Deferred tax assets, net	12,323	12,313
Intangibles, net	15,290	15,505
Other assets	4,774	3,199
Security deposits	853	858
Total assets	$291,024	$229,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,055	$11,094
Accrued expenses	22,409	23,155
Deferred gift card revenue and other	2,115	2,029
Current portion of operating lease liabilities	6,336	5,396
Current portion of long-term debt	1,500	500
Other current liabilities	256	90
Total current liabilities	45,671	42,264

Operating lease liabilities, net of current portion	105,247	103,616
Long-term debt, net of current portion	70,544	23,132
Other long-term liabilities	972	298
Total liabilities	222,434	169,310

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,829,995 issued and 31,735,423 outstanding at December 31, 2022 and 32,138,396 shares issued and 32,125,762 outstanding at December 31, 2021	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock, 1,094,572 and 12,634 shares at cost at December 31, 2022 and December 31, 2021, respectively	(7,169)	(37)
Additional paid-in capital	55,583	53,481
Retained earnings	24,166	10,632
Accumulated other comprehensive loss	(2,869)	(2,645)
Total stockholders’ equity	69,714	61,434
Noncontrolling interests	(1,124)	(909)
Total equity	68,590	60,525
Total liabilities and equity	$291,024	$229,835

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2022	2021
Revenues:
Owned restaurant net revenue	$300,859	$264,404
Management, license and incentive fee revenue	15,779	12,774
Total revenues	316,638	277,178
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	75,365	67,468
Owned restaurant operating expenses	174,689	144,529
Total owned operating expenses	250,054	211,997
General and administrative (including stock-based compensation of $3,985 and $3,618 for the years ended December 31, 2022 and 2021, respectively)	29,081	25,573
Depreciation and amortization	12,134	10,790
COVID-19 related expenses	2,534	5,821
Transaction costs	123	160
Lease termination expenses	257	1,912
Agreement restructuring expenses	—	503
Pre-opening expenses	5,519	1,037
Write-off of trademark costs and other	630	—
Total costs and expenses	300,332	257,793
Operating income	16,306	19,385
Other expenses (income), net:
Interest expense, net of interest income	2,113	3,780
Loss on early debt extinguishment	—	600
Gain on CARES Act Loan Forgiveness	—	(18,529)
Total other expenses (income), net	2,113	(14,149)
Income before provision for income taxes	14,193	33,534
Provision for income taxes	874	1,586
Net income	13,319	31,948
Less: net (loss) income attributable to noncontrolling interest	(215)	600
Net income attributable to The ONE Group Hospitality, Inc.	$13,534	$31,348
Currency translation (loss) gain	(224)	1
Comprehensive income attributable to The One Group Hospitality, Inc.	$13,310	$31,349

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.42	$1.01
Diluted net income per share	$0.40	$0.93

Shares used in computing basic income per share	32,400,515	31,155,224
Shares used in computing diluted income per share	33,871,797	33,794,344

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	earnings	loss	equity	interests	Total
Balance at January 1, 2021	29,083,183	$3	$—	$46,538	$(20,716)	$(2,646)	$23,179	$(1,200)	$21,979
Stock-based compensation	61,399	—	—	3,248	—	—	3,248	—	3,248
Exercise of stock options and warrants	1,590,029	—	—	3,615	—	—	3,615	—	3,615
Issuance of vested restricted shares, net of tax withholding	1,403,785	—	—	(154)	—	—	(154)	—	(154)
Purchase of treasury stock	(12,634)	—	(37)	—	—	—	(37)	—	(37)
Purchase of noncontrolling interests	—	—	—	234	—	—	234	(309)	(75)
Gain on foreign currency translation, net	—	—	—	—	—	1	1	—	1
Net income	—	—	—	—	31,348	—	31,348	600	31,948
Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	40,573	—	—	3,985	—	—	3,985	—	3,985
Exercise of stock options and warrants	65,000	—	—	138	—	—	138	—	138
Issuance of vested restricted shares, net of tax withholding	586,026	—	—	(2,021)	—	—	(2,021)	—	(2,021)
Purchase of treasury stock	(1,081,938)	—	(7,132)	—	—	—	(7,132)	—	(7,132)
Loss on foreign currency translation, net	—	—	—	—	—	(224)	(224)	—	(224)
Net income (loss)	—	—	—	—	13,534	—	13,534	(215)	13,319
Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021
Operating activities:
Net income	$13,319	$31,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,134	10,790
Stock-based compensation	3,985	3,248
Loss on early debt extinguishment	—	600
Amortization of debt issuance costs	373	415
Deferred taxes	(10)	913
Gain on CARES Act Loan Forgiveness	—	(18,529)
Changes in operating assets and liabilities:
Accounts receivable	(3,858)	(5,615)
Inventory	(1,813)	(1,425)
Other current assets	1,574	(2,189)
Security deposits	5	46
Other assets	(1,169)	(417)
Accounts payable	886	3,462
Accrued expenses	(4,001)	7,261
Operating lease liabilities and right-of-use assets	2,805	1,191
Deferred revenue	1,021	(733)
Net cash provided by operating activities	25,251	30,966
Investing activities:
Purchase of property and equipment	(32,629)	(11,467)
Net cash used in investing activities	(32,629)	(11,467)
Financing activities:
Borrowings of long-term debt	55,000	—
Repayments of long-term debt and financing lease liabilities	(5,551)	(22,758)
Debt issuance costs	(1,332)	(866)
Exercise of stock options and warrants	138	3,615
Tax-withholding obligation on stock-based compensation	(2,021)	(154)
Purchase of treasury stock	(7,132)	(37)
Purchase of non-controlling interests	—	(75)
Net cash provided by (used in) financing activities	39,102	(20,275)
Effect of exchange rate changes on cash	(217)	5
Net increase (decrease) in cash and cash equivalents	31,507	(771)
Cash and cash equivalents, beginning of year	23,614	24,385
Cash and cash equivalents, end of year	$55,121	$23,614
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$1,556	$3,402
Income taxes paid	$789	$437
Non-cash CARES Act Loan Forgiveness	$—	$18,529
Non-cash capital expenditures	$5,125	$854

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

As of December 31, 2022, the Company owned, operated, managed or licensed 63 venues including 25 STKs and 24 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 14 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

Overview of the Impact of COVID-19

In response to COVID-19, the Company has taken significant steps to adapt its business to increase sales while providing a safe environment for guests and employees. COVID-19 related expenses were $2.5 million and $5.8 million for 2022 and 2021, respectively, composed primarily of sanitation, supplies and safety precautions taken to prevent the spread of COVID-19.

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

Change in Accounting Estimate

Effective April 1, 2022, the Company changed its estimated useful life of the Kona Grill trade name. Based upon the strong performance of the Kona Grill restaurants over the twelve months ended March 31, 2022, significant capital investments in both existing and new restaurants and the Company’s commitment to expand the Kona Grill brand with the opening of new restaurants, the Company has determined that the Kona Grill trade name has an indefinite life rather than the twenty-year life previously determined. As of December 31, 2022, the Company had two Kona Grill venues under construction in Riverton, Utah and Columbus, Ohio and plans to open three to five Kona Grills each year for the foreseeable future. The effect of this change in estimate will reduce depreciation and amortization expense by $0.9 million annually, increase net income by $0.9 million annually, and increase basic and diluted earnings per share by approximately $0.03 annually based upon the current number of shares outstanding.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2022 and 2021.

Accounts Receivable

The Company’s receivables arise from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. Accounts receivable from credit card processors and third-party delivery services at December 31, 2022 and 2021 was $6.4 million and $3.9 million, respectively. Receivables from the Company’s management, license and hotel partners were $7.0 million and $6.4 million at December 31, 2022 and 2021, respectively, The Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss and payment history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company has not reserved any trade receivables as of December 31, 2022 and 2021.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. As of December 31, 2022 and 2021, food inventories were $3.7 million and $2.0 million, respectively, and beverage inventories were $2.0 million and $1.9 million, respectively.

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

Computers and equipment as well as furniture and fixtures are depreciated over their useful lives from three to fifteen years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the associated lease. Lease terms begin on the date the Company takes possession under the lease and include option periods where failure to exercise such options would result in an economic penalty.

Other Assets

Other assets include liquor license acquisition costs and costs to fulfill obligations under the Company’s management and license agreements.

Intangible Assets

Intangible assets consist of the indefinite-lived “Kona Grill” trade name and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 years. As of December 31, 2022 and 2021, the gross carrying amount of the Kona Grill trade name intangible was $17.4 million. As of December 31, 2022 and 2021 the gross carrying amount of the other finite-lived intangible assets were $0.1 million. The accumulated amortization of the trade name was $2.2 million and $2.0 million as of December 31, 2022 and 2021, respectively, and the amortization expense was $0.2 million and $0.9 million for the years ending December 31, 2022 and 2021, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is less than $0.1 million annually. Refer to Note 1 regarding the change in accounting estimate for the Kona Grill trade name.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows exclusive of operating lease payments, expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, exclusive of operating lease payments, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2022 were $94.1 million and $85.2 million, respectively. For the year ended December 31, 2022, no impairment loss related to long-lived assets has been recognized.

For the years ended December 31, 2022 and 2021, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the term of the related debt agreement using the straight-line method, which approximates the effective interest method. The Company has recorded debt issuance costs related to the revolving credit facility in other assets on the consolidated balance sheets. The portion of debt issuance costs related to the term loan and delayed draw term loan is recorded in long-term debt, net of current portion on the consolidated balance sheets.

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

As of December 31, 2022, the Company had a valuation allowance of $0.6 million that relates to foreign tax credits that the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and particular facts and circumstances.

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

The Company has a loyalty program for Kona Grill to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2022 and 2021 the deferred revenue allocated to loyalty points that have not been redeemed was $0.2 million and $0.1 million, respectively, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income as a component of owned restaurant net revenue. For the years ended December 31, 2022 and 2021, the Company recognized $0.3 million and $0.5 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2022 and 2021 were $5.5 million and $1.0 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $7.5 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company enters into contracts to lease office and restaurant space with terms that expire at various dates through 2047. The lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods. The Company considers a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Certain of the Company’s leases also provide for percentage rent, which are variable lease costs determined as a percentage of gross sales in excess of specified, minimum sales targets, as well as other lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. These percentage rents and other variable lease costs are not included in the calculation of lease payments when classifying a lease and in the measurement of the lease liability as they do not meet the definition of in-substance, fixed-lease payments under ASC Topic 842, Leases.

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

Segment Reporting

The Company has identified the following four reportable operating segments: STK, Kona Grill, ONE Hospitality and Corporate. Refer to Note 13 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2022 and 2021.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or losses are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to a loss of approximately $0.2 million and a gain of approximately $1,000 during 2022 and 2021, respectively.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly owned subsidiaries of the Company.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to assess credit loss estimates. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022. The Company will adopt the standard effective January 1, 2023. The Company does not expect the adoption of ASU 2016-13 to result in a material change to its consolidated financial statements.

Note 3 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Furniture, fixtures and equipment	$33,372	$24,942
Leasehold improvements	89,121	76,500
Less: accumulated depreciation and amortization	(47,528)	(39,425)
Subtotal	74,965	62,017
Construction in progress	16,276	5,374
Restaurant smallwares	2,846	2,247
Total	$94,087	$69,638

Depreciation and amortization related to property and equipment amounted to $11.7 million and $9.9 million for the years ended December 31, 2022 and 2021, respectively. The Company does not depreciate construction in progress until such assets are placed into service.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Payroll and related (1)	$5,249	$6,554
VAT and sales taxes	4,118	3,477
Amounts due to landlords	2,949	1,847
Income taxes and related	156	—
Construction on new restaurants	1,903	359
Insurance	742	642
Legal, professional and other services	626	458
Interest	268	132
Accrued lease exit costs (2)	—	4,913
Other (3)	6,398	4,773
Total	$22,409	$23,155

(1)	Payroll and related included $1.2 million in employer payroll taxes for which payment was deferred under the CARES Act as of December 31, 2021.
(2)	Amount relates to lease exit costs for 2016 leases for restaurants never built and still under dispute with landlords.
(3)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Term loan agreements	$24,250	$24,750
Revolving credit facility	—	—
Delayed draw term facility	50,000	—
Total long-term debt	74,250	24,750
Less: current portion of long-term debt	(1,500)	(500)
Less: debt issuance costs	(2,206)	(1,118)
Total long-term debt, net of current portion	$70,544	$23,132

Future minimum loan payments:
2023	$1,500
2024	1,500
2025	1,500
2026	69,750
Total	$74,250

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was approximately $1.7 million and $3.3 million for the years ended December 31, 2022 and 2021, respectively.

As of both December 31, 2022 and 2021, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. The Third Amendment to the Credit Agreement provided for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

On December 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;
●	Allows the Company to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default;
●	Changes the interest rate from London Interbank Offered Rate (“LIBOR“) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin; and
●	Requires the Company to pay interest on an undrawn portion of the delayed draw term loan up to $35.0 million, beginning 90 days following the effective date until December 13, 2023.

The Company borrowed $50.0 million on the delayed draw term facility on December 28, 2022.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%. Prior to the Fourth Amendment to the Credit Agreement, the amended Credit Agreement had several borrowing and interest rate options, including the following: (a) a LIBOR rate (or a comparable successor rate) subject to a 1.00% floor (b) a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the LIBOR rate for a one-month period plus 1.00% or (iv) 4.00%. Loans under the Third Amendment to the Credit Agreement bore interest at a rate per annum using the applicable indices plus an interest rate margin of 5.00% (for LIBOR rate loans) and 4.00% (for base rate loans).

In conjunction with the Third Amendment to the Credit Agreement, the Company made a pre-payment on the loan of $22.2 million and incurred $0.9 million in debt issuance costs. The Company accounted for the amendment as a debt modification with a partial extinguishment and recognized a loss on early debt extinguishment of $0.6 million for the year ended December 31, 2021 and $0.1 million in transaction costs.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of December 31, 2022 and December 31, 2021 was 10.31% and 6.00%, respectively.

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

As of December 31, 2022, the Company had $2.2 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.5 million in debt issuance costs recorded in other assets on the consolidated balance sheets. As of December 31, 2022, the Company was in compliance with the financial covenants required by the Credit Agreement.

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

Note 6 – Related Party Transactions

As of December 31, 2022 and 2021, the Company owned interests in the following companies, which directly or indirectly operate restaurants:

●	31.24% interest in Bagatelle NY LA Investors, LLC (“Bagatelle Investors”)
●	51.13% interest in Bagatelle Little West 12th, LLC (“Bagatelle NY”)

Bagatelle Investors is a holding company that has an interest in Bagatelle NY. The Company records its retained interests in Bagatelle Investors and Bagatelle NY as cost method investments as the Company has determined that it does not have ability to exercise significant influence over its investees, Bagatelle Investors and Bagatelle NY. As of December 31, 2022 and 2021, the Company has zero carrying value in these investments.

Net receivables from the Bagatelle entities included in due from related parties were $0.4 million as of December 31, 2022 and 2021. These receivables represent the Company’s maximum exposure to loss. Upon expiration of the lease in November 2020, the Company exited its contract with Bagatelle.

Note 7 – Income Taxes

The components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2022	2021
Domestic	$14,051	$33,331
Foreign	142	203
Total	$14,193	$33,534

The components of the Company’s provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	808	564
Foreign	75	110
Total current	883	674
Deferred:
Federal	(429)	(195)
State and local	420	1,107
Foreign	—	—
Total deferred	(9)	912
Total provision for income taxes	$874	$1,586

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2022	2021
Income tax provision at federal statutory rate	21.0%	21.0%
State and local taxes	7.6%	4.5%
FICA tip credit	(22.5)%	(7.2)%
Compensation subject to IRC Section 162(m)	8.6%	6.2%
Equity based compensation	(9.3)%	(7.6)%
PPP income exclusion	—%	(11.6)%
Other items, net	0.8%	(0.6)%
Effective income tax rate	6.2%	4.7%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2022	2021
Deferred tax assets:
Operating lease liabilities	$18,871	$17,152
Stock compensation	415	247
FICA tip credit carryforward	13,976	9,929
Net operating loss	3,203	3,290
Goodwill	906	1,055
Inventory	20	10
Charitable contributions carryforward	3	—
Foreign tax credit carryforward	622	382
Deferred revenue	190	165
State and local tax credit carryforward	135	310
Expenses not deductible until paid	298	1,667
IRC 163(j) disallowed interest carryforward	483	—
Debt issuance costs	113	143
Kona related acquisition costs	755	813
Deferred payroll taxes	—	281
Total deferred tax assets	39,990	35,444
Deferred tax liabilities:
Operating lease right-of-use assets	(13,974)	(13,150)
Depreciation and amortization	(13,064)	(9,605)
Other	(7)	(40)
Total deferred tax liabilities	(27,045)	(22,795)
Valuation allowance	(622)	(336)
Net deferred tax assets	$12,323	$12,313

Tax Carryforwards

As of December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of $13.9 million which have no expiration date. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. The state NOLs expire at various dates from 2036 to 2041. The state and local tax credit carryforwards expire at various dates from 2023 through 2029.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings. As of December 31, 2022 and December 31, 2021, the Company had a valuation allowance of $0.6 million and $0.3 million, respectively, related to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2022	2021
Balance, beginning of year	$447	$814
Increase related to current year positions	—	—
Decrease related to prior period positions	(401)	(367)
Balance, end of year	$46	$447

Included in the balance of unrecognized tax benefits as of December 31, 2022 and December 31, 2021, are less than $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes. Management believes it is reasonably possible that a nominal amount of the uncertain tax position as of December 31, 2022 will decrease within the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2019 through 2021. The Company’s state and local tax filings remain subject to examination for tax years 2019 through 2021. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

The Company’s foreign income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 8 – Revenue recognition

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program and deposits from customers for future events (in thousands):

	December 31,	December 31,
	2022	2021
Deferred license revenue (1)	297	388
Deferred gift card revenue (2)	1,680	1,769
Advanced party deposits (2)	435	260
Konavore rewards program (3)	163	136
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Significant changes in deferred license revenue and deferred gift card revenue for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Revenue recognized from deferred license revenue	$79	$164
Revenue recognized from deferred gift card revenue	1,295	1,214
Revenue recognized from advanced party deposits	248	60

As of December 31, 2022, the estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31,2022 were as follows for each year ending (in thousands):

2023	$78
2024	45
2025	44
2026	37
2027	34
Thereafter	59
Total future estimated deferred license revenue	$297

Note 9 – Leases

The components of lease expense for the period were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Lease cost
Operating lease cost	$14,587	$13,602
Finance lease cost
Amortization of ROU assets	59	—
Interest on lease liabilities	25	—
Total finance lease cost	84	—
Variable lease cost (1)	11,373	7,400
Short-term lease cost	945	684
Total lease cost	$26,989	$21,686

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	5 years	—
Weighted average discount rate
Operating leases	8.40%	8.43%
Finance leases	8.96%	—%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the consolidated balance sheet were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Finance lease right-of-use assets (1)	$942	$—
Current portion of finance lease liabilities (1)	177	—
Long-term portion of finance lease liabilities (1)	754	—
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

The Company has entered into two operating leases for future restaurants in Denver, Colorado, and Phoenix, Arizona that have not commenced as of December 31, 2022. The present value of the aggregate future commitment related to these leases totals $2.9 million. The Company expects these leases, which have an initial lease terms of 10 to 15 years, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,297	$12,644
Operating cash flows from finance leases	$59	$—
Financing cash flows from finance leases	$51	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,487	$8,068
Finance leases	$1,000	$—

As of December 31, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2023	$11,789
2024	14,881
2025	14,105
2026	14,047
2027	14,356
Thereafter	124,223
Total lease payments	193,401
Less: imputed interest	(81,818)
Present value of operating lease liabilities	$111,583

As of December 31, 2022, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2023	$253
2024	233
2025	233
2026	233
2027	194
Total lease payments	1,146
Less: imputed interest	(215)
Present value of finance lease liabilities	$931

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

For the years ended December 31, 2022 and 2021, earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2022	2021
Net income attributable to The ONE Group Hospitality, Inc.	$13,534	$31,348

Basic weighted average shares outstanding	32,400,515	31,155,224
Dilutive effect of stock options, warrants and restricted share units	1,471,282	2,639,120
Diluted weighted average shares outstanding	33,871,797	33,794,344

Net income available to common stockholders per share - Basic	$0.42	$1.01
Net income available to common stockholders per share - Diluted	$0.40	$0.93

For the years ended December 31, 2022 and 2021, stock options, warrants and restricted share units totaling less than 0.1 million and 0.4 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there are 31.7 million and 32.1 million shares of common stock outstanding, respectively.

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a stock purchase program of up to $10.0 million of outstanding common stock. As of December 31, 2022, the Company had repurchased 1,081,938 shares for $7.1 million under the program.

Warrants

The Company has the following warrants to purchase shares of common stock outstanding as of December 31, 2022 and 2021:

					Shares available for purchase as of
			Warrants	Exercise	December 31,	December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2022	2021
November 15, 2017	2017 Securities Purchase Agreement investors	May 15, 2023	875,000	$1.63	125,000	125,000

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in 2022 or 2021.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2022 and 2021, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 12 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2022 and 2021.

Equity Incentive Plan

The Company provides equity-based compensation to directors, officers, key employees and other key individuals performing services for the Company under its 2019 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity

Incentive Plan provides for the granting of stock options, warrants, restricted stock or other stock-based awards. All awards are required to be approved by the Board or a designated committee of the Board. Options are generally granted with an exercise price equal to fair market value of the Company’s common stock on the date of grant and expire after ten years. Vesting of options and restricted stock can either be based on the passage of time or on the achievement of performance goals. The Board has the authority to amend, modify or terminate the Equity Incentive Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action would affect any options previously granted under the Equity Incentive Plan without the consent of the holders.

Effective May 18, 2022, the Board and the Company’s stockholders approved a 4,500,000 increase to the number of shares of common stock authorized for issuance under the Equity Incentive Plan, bringing the maximum aggregate limit to 11,573,922 shares. As of December 31, 2022, the Company had 3,727,848 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost for 2022 and 2021 was $4.0 million and $3.6 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.3 million and $0.5 million of unrestricted stock granted to directors for the years ended December 31, 2022 and 2021, respectively. Such grants were awarded consistent with the Board’s compensation practices and included grants to two new board members appointed in September 2021. Stock-based compensation for the year ended December 31, 2022 included $0.2 million of compensation costs for market condition-based restricted stock units (“RSU”). Refer to discussion of CEO RSUs below. In addition, stock-based compensation expense for the year ended December 31, 2021 included $0.4 million of employer payroll taxes associated with stock option and restricted RSU activity and $0.3 million of compensation costs for the vesting of market condition-based stock options and RSUs.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2022 and 2021 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at January 1, 2021	1,707,008	$3.37
Vested	594,402	3.09
Exercised	(1,039,058)	3.23
Cancelled, expired or forfeited	(10,000)	2.13
Outstanding at December 31, 2021	1,252,352	3.36	3.92 years	$11,581
Exercisable at December 31, 2021	1,126,685	3.48	3.72 years	$10,283
Vested	-	-
Exercised	(65,000)	2.13
Cancelled, expired or forfeited	-	-
Outstanding at December 31, 2022	1,187,352	3.43	2.84 years	$3,811
Exercisable at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811

There were no stock options granted in 2022 or 2021.

A summary of the status of the Company’s non-vested stock options as of December 31, 2022 and 2021 and changes during the years then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at January 1, 2021	263,333	$0.99
Granted	—	—
Vested	(127,667)	1.00
Cancelled, expired or forfeited	(10,000)	0.87
Non-vested stock options at December 31, 2021	125,667	$1.00
Granted	—	—
Vested	(125,667)	1.00
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2022	—	$—

The fair value of options that vested in each of the years ended December 31, 2022 and 2021 was $0.1 million.

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. The fair value of RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date, except for the RSUs discussed below.

Awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (“CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and will amortize this amount evenly over 48 months. For 2022, the Company recorded $0.2 million of stock-based compensation expense associated with these awards.

A summary of the status of RSUs and changes during the years ended December 31, 2022 and 2021 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at January 1, 2021	1,871,592	$1.68
Granted	977,599	7.74
Vested	(1,109,250)	1.90
Cancelled, expired or forfeited	(49,931)	5.18
Non-vested RSUs at December 31, 2021	1,690,010	$4.98
Granted	983,147	7.31
Vested	(742,781)	3.82
Cancelled, expired or forfeited	(90,944)	6.38
Non-vested RSUs at December 31, 2022	1,839,432	$6.62

As of December 31, 2022, the Company had approximately $9.8 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 2.8 years.

Note 13 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments. In the second quarter of 2022, the Company changed its financial information regularly reviewed by the CODM to include all cash and cash equivalents, the Kona Grill tradename and deferred tax assets in the Corporate segment. Previously, certain cash amounts were included in the STK and Kona Grill segments and the Kona Grill tradename and certain deferred tax assets were included in the Kona Grill segment. Fiscal 2021 figures have been reclassified for comparability. Total assets for each of the segments include operating lease liabilities for both existing and new venues under construction.

Certain financial information relating to the years ended December 31, 2022 and 2021 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2022
Total revenues	$187,402	$126,341	$2,344	$551	$316,638
Operating income (loss)	40,343	7,217	1,282	(32,536)	16,306
Capital asset additions	$19,116	$10,496	$139	$2,878	$32,629
As of December 31, 2022
Total assets	$113,911	$78,691	$5,746	$92,676	$291,024

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2021
Total revenues	$151,436	$123,181	$1,725	$836	$277,178
Operating income (loss)	39,863	12,982	466	(33,926)	19,385
Capital asset additions	$7,581	$2,307	$170	$1,409	$11,467
As of December 31, 2021
Total assets	$95,579	$69,006	$5,735	$59,515	$229,835

Note 14 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2022 and 2021 is provided below (in thousands).

	For the year ended December 31,
	2022	2021
Domestic revenues	$311,119	$272,651
International revenues	5,519	4,527
Total revenues	$316,638	$277,178

	December 31,	December 31,
	2022	2021
Domestic long-lived assets	$211,143	$185,718
International long-lived assets	1,345	1,190
Total long-lived assets	$212,488	$186,908

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