Form 10-Q
period 2023-03-31
ONE Group Hospitality, Inc.
filed 2023-05-04
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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

Number of shares of common stock outstanding as of April 30, 2023: 31,881,079

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$48,699	$55,121
Accounts receivable	10,570	15,220
Inventory	4,997	5,728
Other current assets	2,353	2,091
Due from related parties	376	376
Total current assets	66,995	78,536

Property and equipment, net	101,464	94,087
Operating lease right-of-use assets	86,807	85,161
Deferred tax assets, net	12,326	12,323
Intangibles, net	15,314	15,290
Other assets	4,898	4,774
Security deposits	855	853
Total assets	$288,659	$291,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,430	$13,055
Accrued expenses	18,562	22,409
Deferred gift card revenue and other	1,542	2,115
Current portion of operating lease liabilities	6,385	6,336
Current portion of long-term debt	750	1,500
Other current liabilities	260	256
Total current liabilities	38,929	45,671

Operating lease liabilities, net of current portion	107,455	105,247
Long-term debt, net of current portion	71,323	70,544
Other long-term liabilities	949	972
Total liabilities	218,656	222,434

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,093,736 issued and 31,881,079 outstanding at March 31, 2023 and 32,829,995 issued and 31,735,423 outstanding at December 31, 2022	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 1,212,657 and 1,094,572 shares at cost at March 31, 2023 and December 31, 2022, respectively	(7,904)	(7,169)
Additional paid-in capital	55,471	55,583
Retained earnings	26,772	24,166
Accumulated other comprehensive loss	(2,939)	(2,869)
Total stockholders’ equity	71,403	69,714
Noncontrolling interests	(1,400)	(1,124)
Total equity	70,003	68,590
Total liabilities and equity	$288,659	$291,024

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended March 31,
	2023	2022
Revenues:
Owned restaurant net revenue	$78,579	$70,516
Management, license and incentive fee revenue	3,977	3,665
Total revenues	82,556	74,181
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,855	18,099
Owned restaurant operating expenses	46,827	39,373
Total owned operating expenses	65,682	57,472
General and administrative (including stock-based compensation of $1,320 and $879 for the three months ended March 31, 2023 and 2022, respectively)	7,484	6,879
Depreciation and amortization	3,656	2,715
Pre-opening expenses	1,299	345
COVID-19 related expenses	—	2,313
Lease termination expenses	—	255
Other expenses	157	—
Total costs and expenses	78,278	69,979
Operating income	4,278	4,202
Other expenses, net:
Interest expense, net of interest income	1,787	508
Total other expenses, net	1,787	508
Income before provision for income taxes	2,491	3,694
Provision for income taxes	161	173
Net income	2,330	3,521
Less: net loss attributable to noncontrolling interest	(276)	(149)
Net income attributable to The ONE Group Hospitality, Inc.	$2,606	$3,670
Currency translation loss	(70)	(92)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	$2,536	$3,578

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.08	$0.11
Diluted net income per share	$0.08	$0.11

Shares used in computing basic income per share	31,677,232	32,231,210
Shares used in computing diluted income per share	32,997,751	34,245,445

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock	(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003

Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net income	$2,330	$3,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,656	2,715
Stock-based compensation	1,320	879
Amortization of debt issuance costs	186	93
Deferred taxes	(3)	(15)
Changes in operating assets and liabilities:
Accounts receivable	4,638	3,086
Inventory	731	(1,100)
Other current assets	(262)	1,183
Security deposits	(2)	57
Other assets	(246)	(150)
Accounts payable	(1,667)	244
Accrued expenses	(4,160)	(575)
Operating lease liabilities and right-of-use assets	611	283
Other liabilities	(511)	(398)
Net cash provided by operating activities	6,621	9,823

Investing activities:
Purchase of property and equipment	(11,852)	(4,450)
Net cash used in investing activities	(11,852)	(4,450)

Financing activities:
Repayments of long-term debt and financing lease liabilities	(229)	(125)
Tax-withholding obligation on stock-based compensation	(156)	(128)
Purchase of treasury stock	(735)	—
Net cash used in financing activities	(1,120)	(253)
Effect of exchange rate changes on cash	(71)	(90)
Net decrease in cash and cash equivalents	(6,422)	5,030
Cash and cash equivalents, beginning of period	55,121	23,614
Cash and cash equivalents, end of period	$48,699	$28,644
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$1,969	$402
Income taxes paid	$15	$86
Accrued purchases of property and equipment	$4,235	$1,637

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

As of March 31, 2023, the Company owned, operated, managed, or licensed 63 venues, including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in six hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU“) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. Effective, January 1, 2023, the Company implemented ASU 2016-13 and it did not have a material impact on the Company’s financial statements.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Furniture, fixtures and equipment	$35,862	$33,372
Leasehold improvements	92,691	89,121
Less: accumulated depreciation	(50,309)	(47,528)
Subtotal	78,244	74,965
Construction in progress	20,344	16,276
Restaurant smallwares	2,876	2,846
Total	$101,464	$94,087

Depreciation related to property and equipment was $3.6 million and $2.5 for the three months ended March 31, 2023 and 2022, respectively. The Company does not depreciate construction in progress until such assets are placed into service.

Note 3 – Intangibles, net

Intangibles, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Indefinite-lived intangible assets
Kona Grill trade name	$17,400	$17,400
Finite-lived intangible assets	101	75
Less: accumulated amortization	(2,187)	(2,185)
Total intangibles, net	$15,314	$15,290

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 years. Amortization expense was nominal and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years will be a nominal amount annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related	$4,356	$5,249
VAT and sales taxes	3,899	4,118
Amounts due to landlords	2,018	2,949
Construction on new restaurants	980	1,903
Legal, professional and other services	601	626
Income taxes and related	258	156
Insurance	432	742
Interest	260	268
Other (1)	5,758	6,398
Total	$18,562	$22,409
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan agreements	$24,125	$24,250
Revolving credit facility	—	—
Delayed draw term facility	50,000	50,000
Total long-term debt	74,125	74,250
Less: current portion of long-term debt	(750)	(1,500)
Less: debt issuance costs	(2,052)	(2,206)
Total long-term debt, net of current portion	$71,323	$70,544

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $2.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

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

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of March 31, 2023 and December 31, 2022 was 11.61% and 10.31%

The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants, among other things, that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, alter the organizational structure of the Company and its subsidiaries, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

The Company and certain operating subsidiaries of the Company guarantee the obligations under the amended Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

As of March 31, 2023, the Company had $2.1 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.4 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of March 31, 2023, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2023.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income taxes

Income taxes for the three months ended March 31, 2023 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company’s effective income tax rate including discrete events was 6.5% for the three months ended March 31, 2023 compared to 4.7% for the three months ended March 31, 2022. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the three months ended March 31, 2023 and 2022 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of March 31, 2023.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program (in thousands):

	March 31,	December 31,
	2023	2022
Deferred license revenue (1)	$278	$297
Deferred gift card and gift certificate revenue (2)	$1,197	$1,680
Advanced party deposits (2)	$345	$435
Konavore rewards program (3)	$166	$163
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Changes in deferred license revenue and deferred gift card revenue for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	March 31,	March 31,
	2023	2022
Revenue recognized from deferred license revenue	$20	$31
Revenue recognized from deferred gift card revenue	$571	$627
Revenue recognized from advanced party deposits	$271	$162

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2023 were as follows for each year ending (in thousands):

2023, nine months remaining	$59
2024	45
2025	44
2026	37
2027	34
Thereafter	59
Total future estimated deferred license revenue	$278

Note 9 – Leases

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	March 31,	March 31,
	2023	2022
Lease cost
Operating lease cost	$3,894	$3,635
Finance lease cost
Amortization of ROU assets	51	—
Interest on lease liabilities	21	—
Total finance lease cost	72	—
Variable lease cost (1)	2,610	2,665
Short-term lease cost	275	244
Total lease cost	$6,851	$6,544

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	5 years	—
Weighted average discount rate
Operating leases	8.45%	8.40%
Finance leases	9.01%	—%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the consolidated balance sheet were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Finance lease right-of-use assets (1)	$932	$942
Current portion of finance lease liabilities (1)	188	177
Long-term portion of finance lease liabilities (1)	743	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet.

The Company has entered into three operating leases for future restaurants in Washington D.C., Aventura, Florida, and Salt Lake City, Utah that have not commenced as of March 31, 2023. The present value of the aggregate future commitment related to these leases totals $4.2 million. The Company expects these leases, which have an initial lease term of 10 to 12 years, to commence within the next twelve months.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 31,	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,472	$3,043
Operating cash flows from finance leases	$51	$—
Financing cash flows from finance leases	$104	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,178	$3,709
Finance leases	$41	$—

As of March 31, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2023	$5,442
2024	15,771
2025	15,065
2026	15,019
2027	15,277
Thereafter	132,234
Total lease payments	198,808
Less: imputed interest	(84,968)
Present value of operating lease liabilities	$113,840

As of March 31, 2023, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2023	$203
2024	243
2025	243
2026	243
2027	203
Total lease payments	1,135
Less: imputed interest	(204)
Present value of finance lease liabilities	$931

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

For the three months ended March 31, 2023 and 2022, the net income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended March 31,
	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$2,606	$3,670

Basic weighted average shares outstanding	31,677,232	32,231,210
Dilutive effect of stock options, warrants and restricted share units	1,320,519	2,014,235
Diluted weighted average shares outstanding	32,997,751	34,245,445

Net income available to common stockholders per share - Basic	$0.08	$0.11
Net income available to common stockholders per share - Diluted	$0.08	$0.11

For the three months ended March 31, 2023 and 2022, 0.1 million and a nominal amount, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at March 31, 2023 or December 31, 2022.

Common Stock

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. During the quarter ended March 31, 2023, the Company purchased 118,085 shares for $0.7 million. As of March 31, 2023, the Company had purchased 1,200,023 shares for $7.9 million under the repurchase program.

Note 12 – Stock-Based Compensation and Warrants

Effective May 18, 2022, the Board and the Company’s stockholders approved a 4,500,000 increase to the number of shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan”). As of March 31, 2023, the Company had 3,538,498 shares available for issuance under the 2019 Equity Plan.

Stock-based compensation cost for the three months ended March 31, 2023 and 2022 was $1.3 million and $0.9 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million of stock granted to directors for the three months ended March 31, 2023 and 2022. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three months ended March 31, 2023 included $0.2 million of compensation costs for the vesting of market condition-based stock units (“RSUs”).

Stock Option Activity

Stock options in the table below include both time based and market condition-based awards. Changes in stock options during the three months ended March 31, 2023 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811
Exercisable at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811
Granted	—	$—
Exercised	—	$—
Cancelled, expired or forfeited	—	$—
Outstanding at March 31, 2023	1,187,352	$3.43	2.59 years	$5,545
Exercisable at March 31, 2023	1,187,352	$3.43	2.59 years	$5,545

All outstanding stock options were vested as of June 30, 2022.

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. RSUs in the table below include both time based and market condition-based awards. The fair value of time-based RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

RSU awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (the “CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, the CEO RSUs will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and will amortize this amount evenly over 48 months. For the first quarter of 2023, the Company recorded $0.2 million of stock-based compensation expense associated with these awards.

A summary of the status of RSUs and changes during the three months ended March 31, 2023 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2022	1,839,432	$6.62
Granted	194,786	8.52
Vested	(433,218)	3.18
Cancelled, expired or forfeited	(21,641)	4.80
Non-vested RSUs at March 31, 2023	1,579,359	$7.82

As of March 31, 2023, the Company had approximately $10.1 million of total unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.7 years.

Warrants

As of March 31, 2023 and December 31, 2022, there were outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $1.63.

Note 13 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new STK restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new Kona Grill restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three months ended March 31, 2023 and 2022 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2023
Total revenues	$51,138	30,909	401	108	82,556
Operating income (loss)	$12,096	(25)	(46)	(7,747)	4,278
Capital asset additions(1)	$4,277	6,476	21	1,078	11,852
As of March 31, 2023
Total assets	$114,465	82,260	5,481	86,453	288,659

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2022
Total revenues	$42,499	31,212	343	127	74,181
Operating income (loss)	$10,718	3,037	(9)	(9,544)	4,202
Capital asset additions	$2,279	1,803	37	331	4,450
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024

(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended March 31,
	2023	2022
Domestic revenues	$81,459	$73,144
International revenues	1,097	1,037
Total revenues	$82,556	$74,181

	March 31,	December 31,
	2023	2022
Domestic long-lived assets	$220,248	$211,143
International long-lived assets	1,416	1,345
Total long-lived assets	$221,664	$212,488

Note 15 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals in its condensed consolidated financial statements in accordance with ASC 450. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

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

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Business Summary

We are an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client at a particular hospitality venue. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of March 31, 2023, we owned, operated, managed or licensed 63 venues including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues operated under ONE Hospitality in six hotels and casinos in the United States and Europe. In January 2023, we opened an owned Kona Grill restaurant in Columbus, Ohio. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2023:

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

We intend to open eight to twelve new venues in 2023. There are currently three Company-owned STK restaurants (Charlotte, NC, Boston, MA, and Washington D.C.) and two Company-owned Kona Grill restaurants (Riverton, UT and Phoenix, AZ) under construction. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Executive Summary

Total revenue increased $8.4 million, or 11.3% to $82.6 million for the three months ended March 31, 2023 compared to $74.2 million for the three months ended March 31, 2022 primarily due to the opening of three new venues since August 2022. Same-store sales increased 1.6% in the first quarter of 2023 compared to the first quarter of 2022. STK same store sales increased 5.3% while Kona Grill same store sales decreased 4.3%.

Restaurant operating profit decreased $0.1 million, or 1.1% to $12.9 million for the three months ended March 31, 2023 compared to $13.0 million for the three months ended March 31, 2022. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.4% in the first quarter of 2023 compared to 18.5% in the first quarter of 2022.

Operating income increased $0.1 million to $4.3 million for the three months ended March 31, 2023 compared to operating income of $4.2 million for the three months ended March 31, 2022.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended March 31,
	2023	2022
Revenues:
Owned restaurant net revenue	$78,579	$70,516
Management, license and incentive fee revenue	3,977	3,665
Total revenues	82,556	74,181
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,855	18,099
Owned restaurant operating expenses	46,827	39,373
Total owned operating expenses	65,682	57,472
General and administrative (including stock-based compensation of $1,320 and $879 for the three months ended March 31, 2023 and 2022, respectively)	7,484	6,879
Depreciation and amortization	3,656	2,715
Pre-opening expenses	1,299	345
COVID-19 related expenses	—	2,313
Lease termination expenses	—	255
Other expenses	157	—
Total costs and expenses	78,278	69,979
Operating income	4,278	4,202
Other expenses, net:
Interest expense, net of interest income	1,787	508
Total other expenses, net	1,787	508
Income before provision for income taxes	2,491	3,694
Provision for income taxes	161	173
Net income	2,330	3,521
Less: net loss attributable to noncontrolling interest	(276)	(149)
Net income attributable to The ONE Group Hospitality, Inc.	$2,606	$3,670

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended March 31,
	2023	2022
Revenues:
Owned restaurant net revenue	95.2%	95.1%
Management, license and incentive fee revenue	4.8%	4.9%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.0%	25.7%
Owned restaurant operating expenses (1)	59.6%	55.8%
Total owned operating expenses (1)	83.6%	81.5%
General and administrative (including stock-based compensation of 1.6% and 1.2% for the three months ended March 31, 2023 and 2022, respectively)	9.1%	9.3%
Depreciation and amortization	4.4%	3.7%
Pre-opening expenses	1.6%	0.5%
COVID-19 related expenses	—%	3.1%
Lease termination expenses	—%	0.3%
Other expenses	0.2%	—%
Total costs and expenses	94.8%	94.3%
Operating income	5.2%	5.7%
Other expenses, net:
Interest expense, net of interest income	2.2%	0.7%
Total other expenses, net	2.2%	0.7%
Income before provision for income taxes	3.0%	5.0%
Provision for income taxes	0.2%	0.2%
Net income	2.8%	4.7%
Less: net loss attributable to noncontrolling interest	(0.3)%	(0.2)%
Net income attributable to The ONE Group Hospitality, Inc.	3.2%	4.9%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2023
Total revenues	$51,138	30,909	401	108	82,556
Operating income (loss)	$12,096	(25)	(46)	(7,747)	4,278
Capital asset additions(1)	$4,277	6,476	21	1,078	11,852
As of March 31, 2023
Total assets	$114,465	82,260	5,481	86,453	288,659

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2022
Total revenues	$42,499	31,212	343	127	74,181
Operating income (loss)	$10,718	3,037	(9)	(9,544)	4,202
Capital asset additions	$2,279	1,803	37	331	4,450
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024

(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$2,606	$3,670
Net loss attributable to noncontrolling interest	(276)	(149)
Net income	2,330	3,521
Interest expense, net	1,787	508
Provision for income taxes	161	173
Depreciation and amortization	3,656	2,715
EBITDA	7,934	6,917
Pre-opening expenses	1,299	345
Stock-based compensation	1,320	879
COVID-19 related expenses	—	2,313
Lease termination expense (1)	—	255
Non-cash rent expense (2)	(31)	(31)
Other expenses	157	—
Adjusted EBITDA	10,679	10,678
Adjusted EBITDA attributable to noncontrolling interest	(189)	(78)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,868	$10,756
(1)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant operating profit for the periods indicated (in thousands):

	For the three months ended March 31,
	2023	2022
Operating income as reported	$4,278	$4,202
Management, license and incentive fee revenue	(3,977)	(3,665)
General and administrative	7,484	6,879
Depreciation and amortization	3,656	2,715
Pre-opening expenses	1,299	345
COVID-19 related expenses	—	2,313
Lease termination expense	—	255
Other expenses	157	—
Restaurant Operating Profit	$12,897	$13,044
Restaurant Operating Profit as a percentage of owned restaurant net revenue	16.4%	18.5%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended March 31,
	2023	2022
STK restaurant operating profit (Company owned)	$10,462	$8,813
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	22.1%	22.6%
Kona Grill restaurant operating profit	$2,501	$4,276
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	8.1%	13.7%

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $8.1 million, or 11.4%, to $78.6 million for the three months ended March 31, 2023 from $70.5 million for the three months ended March 31, 2022. The increase was primarily attributable to the opening of STK San Francisco in August 2022, STK Dallas in November 2022 and Kona Grill Columbus in January 2023. Comparable restaurant sales increased 1.6% in the first quarter of 2023 compared to the first quarter of 2022.

Management and license fee revenue. Management and license fee revenues increased $0.3 million, or 8.5% to $4.0 million for the three months ended March 31, 2023 from $3.7 million for the three months ended March 31, 2022. The increase was primarily attributable to increased revenues at our managed STK restaurants in North America.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.8 million, or 4.2%, to $18.9 million for the three months ended March 31, 2023 from $18.1 million for the three months ended March 31, 2022. The increase was due to the incremental sales increases noted above. As a percentage of owned restaurant net revenue, cost of sales decreased 170 basis points from 25.7% in the three months ended March 31, 2022 to 24.0% for the three months ended March 31, 2023 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by product cost inflation.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $7.4 million to $46.8 million for the three months ended March 31, 2023 from $39.4 million for the three months ended March 31, 2022. The increase was primarily due to the operating expenses associated with the three new venues opened since August 2022. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 380 basis points from 55.8% in the three months ended March 31, 2022 to 59.6% for the three months ended March 31, 2023 primarily due to higher average wage and operating cost inflation.

General and administrative. General and administrative costs increased $0.6 million, or 8.8%, to $7.5 million for the three months ended March 31, 2023 from $6.9 million for the three months ended March 31, 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings. As a percentage of revenues, general and administrative costs were 9.1% for the three months ended March 31, 2023 compared to 9.3% for the three months ended March 31, 2022.

Depreciation and amortization. Depreciation and amortization expense was $3.7 and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily related to the opening of three new venues since August 2022 and capital expenditures to maintain and enhance the guest experience.

Pre-opening expenses. In the three months ended March 31, 2023, we incurred $1.3 million of pre-opening expenses primarily related to payroll, training, and non-cash pre-open rent for Kona Grill Columbus which opened in January 2023 and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.3 million. Pre-opening expenses for the three months ended March 31, 2022 were $0.3 million. Detail of pre-opening expenses by category is provided in the table below for the three months ended March 31, 2023 (in thousands).

	Preopen Expenses	Preopen Rent	Total
Training Team	$524	$—	$524
Restaurants (1)	497	278	775
Total	$1,021	$278	$1,299
(1)	Includes STK Charlotte, Kona Grill Columbus, Kona Grill Riverton and Kona Grill Phoenix.

COVID-19 related expenses. COVID-19 related expenses were $2.3 million for the three months ended March 31, 2022 compared to none for the three months ended March 31, 2023.

Interest expense, net of interest income. Interest expense, net of interest income was $1.8 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. We borrowed $50.0 million on the delayed draw term loan facility in December 2022.

Provision (benefit) for income taxes. The provision for income taxes for the three months ended March 31, 2023 and 2022 was $0.2 million. The effective income tax rate for the first quarter of 2023 was 6.5% compared to 4.7% for the first quarter of 2022.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of March 31, 2023, we had cash and cash equivalents of $48.7 million and $74.1 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of March 31, 2023, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

For the three months ended March 31, 2023, capital expenditures were $11.9 million of which $9.1 million related to the construction of Kona Grill Columbus which opened in January 2023 and several restaurants that were under construction as of March 31, 2023. We spent $2.7 million on maintenance capital expenditures for existing restaurants which included additional furniture, fixtures, and equipment. In addition, we spent approximately $0.7 million for furniture, fixtures, and equipment for restaurants that we plan to open in the future. Net capital expenditures, inclusive of $0.4 million in landlord contributions, was $11.5 million for the three months ended March 31, 2023. Capital expenditures by type for the three months ended March 31, 2023 is provided below (in thousands).

	STK	Kona Grill	Other	Total
New Venues	$3,307	$5,076	$699	$9,082
Maintenance	1,475	1,209	—	2,684
Other	—	—	86	86
Total	$4,782	$6,285	$785	$11,852

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

As of March 31, 2023, we were in compliance with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$6,621	$9,823
Investing activities	(11,852)	(4,450)
Financing activities	(1,120)	(253)
Effect of exchange rate changes on cash	(71)	(90)
Net (decrease) increase in cash and cash equivalents	$(6,422)	$5,030

Operating Activities. Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2023, compared to net cash provided by operating activities of $9.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2023 was $11.9 million primarily for the construction of STK restaurants in Charlotte, North Carolina and Boston, Massachusetts and Kona Grill restaurants in Columbus, Ohio; Riverton, Utah and Phoenix, Arizona and several restaurants that were under development as of March 31, 2023, as well as capital expenditures for existing restaurants compared to $4.5 million for the three months ended March 31, 2022. Purchases of property and equipment during the three months ended March 31, 2023 included approximately $3.4 million that was accrued as of December 31, 2022 and paid during the first quarter of 2023.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $1.1 million and $0.3 million, respectively. The increase was primarily attributable to the $0.7 million in purchases of common stock under our share repurchase program.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2022, we announced a repurchase program of up to $10.0 million of our outstanding common stock, which program terminates in September 2024. The table below sets forth information with respect to share repurchases under the program for the three months ended March 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
January 1-31, 2023	118,085	$ 6.20	118,085	$ 2,132,695

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2023

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer