Form 10-Q
period 2023-06-30
ONE Group Hospitality, Inc.
filed 2023-08-03
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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

Number of shares of common stock outstanding as of July 31, 2023: 31,622,234

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$38,178	$55,121
Accounts receivable	9,486	15,220
Inventory	5,765	5,728
Other current assets	2,344	2,091
Due from related parties	376	376
Total current assets	56,149	78,536

Property and equipment, net	111,509	94,087
Operating lease right-of-use assets	88,538	85,161
Deferred tax assets, net	12,311	12,323
Intangibles, net	15,312	15,290
Other assets	4,738	4,774
Security deposits	850	853
Total assets	$289,407	$291,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,767	$13,055
Accrued expenses	18,277	22,409
Deferred gift card revenue and other	1,274	2,115
Current portion of operating lease liabilities	6,444	6,336
Current portion of long-term debt	1,000	1,500
Other current liabilities	253	256
Total current liabilities	39,015	45,671

Operating lease liabilities, net of current portion	110,251	105,247
Long-term debt, net of current portion	71,102	70,544
Other long-term liabilities	896	972
Total liabilities	221,264	222,434

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,311,371 issued and 31,622,234 outstanding at June 30, 2023 and 32,829,995 issued and 31,735,423 outstanding at December 31, 2022	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 1,691,649 and 1,094,572 shares at cost at June 30, 2023 and December 31, 2022, respectively	(11,322)	(7,169)
Additional paid-in capital	56,561	55,583
Retained earnings	27,340	24,166
Accumulated other comprehensive loss	(2,887)	(2,869)
Total stockholders’ equity	69,695	69,714
Noncontrolling interests	(1,552)	(1,124)
Total equity	68,143	68,590
Total liabilities and equity	$289,407	$291,024

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	$79,923	$76,930	$158,502	$147,446
Management, license and incentive fee revenue	3,470	4,195	7,447	7,860
Total revenues	83,393	81,125	165,949	155,306
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	19,215	19,851	38,070	37,950
Owned restaurant operating expenses	48,784	44,309	95,611	83,682
Total owned operating expenses	67,999	64,160	133,681	121,632
General and administrative (including stock-based compensation of $1,234, $911, $2,554, $1,790 for the three and six months ended June 30, 2023 and 2022, respectively)	8,039	7,261	15,523	14,140
Depreciation and amortization	3,506	2,926	7,162	5,641
Pre-opening expenses	1,609	804	2,908	1,149
COVID-19 related expenses	—	221	—	2,534
Lease termination expenses	—	—	—	255
Other expenses	195	—	352	—
Total costs and expenses	81,348	75,372	159,626	145,351
Operating income	2,045	5,753	6,323	9,955
Other expenses, net:
Interest expense, net of interest income	1,642	444	3,429	952
Total other expenses, net	1,642	444	3,429	952
Income before provision for income taxes	403	5,309	2,894	9,003
(Benefit) provision for income taxes	(13)	869	148	1,042
Net income	416	4,440	2,746	7,961
Less: net (loss) income attributable to noncontrolling interest	(152)	137	(428)	(12)
Net income attributable to The ONE Group Hospitality, Inc.	$568	$4,303	$3,174	$7,973
Currency translation gain (loss)	52	(169)	(18)	(261)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	$620	$4,134	$3,156	$7,712

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.02	$0.13	$0.10	$0.25
Diluted net income per share	$0.02	$0.13	$0.10	$0.23

Shares used in computing basic income per share	31,782,783	32,601,203	31,730,299	32,411,570
Shares used in computing diluted income per share	32,673,457	33,959,991	32,779,821	34,123,142

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock	(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003
Stock-based compensation	17,930	—	—	1,234	—	—	1,234	—	1,234
Exercise of stock options and warrants	135,500	—	—	226	—	—	226	—	226
Issuance of vested restricted shares, net of tax withholding	66,717	—	—	(370)	—	—	(370)	—	(370)
Purchase of treasury stock	(478,992)	—	(3,418)	—	—	—	(3,418)	—	(3,418)
Loss on foreign currency translation, net	—	—	—	—	—	52	52	—	52
Net income (loss)	—	—	—	—	568	—	568	(152)	416
Balance at June 30, 2023	31,622,234	$3	$(11,322)	$56,561	$27,340	$(2,887)	$69,695	$(1,552)	$68,143

Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519
Stock-based compensation	10,214	—	—	911	—	—	911	—	911
Exercise of stock options	13,261	—	—	28	—	—	28	—	28
Issuance of vested restricted shares, net of tax withholding	365,589	—	—	(1,242)	—	—	(1,242)	—	(1,242)
Gain on foreign currency translation, net	—	—	—	—	—	(169)	(169)	—	(169)
Net income	—	—	—	—	4,303	—	4,303	137	4,440
Balance at June 30, 2022	32,649,401	$3	$(37)	$53,743	$18,605	$(2,906)	$69,408	$(921)	$68,487

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2023	2022
Operating activities:
Net income	$2,746	$7,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,162	5,641
Stock-based compensation	2,554	1,790
Amortization of debt issuance costs	372	186
Deferred taxes	12	586
Changes in operating assets and liabilities:
Accounts receivable	5,722	3,436
Inventory	(37)	(817)
Other current assets	(253)	1,379
Security deposits	3	61
Other assets	(257)	(329)
Accounts payable	(922)	273
Accrued expenses	(4,943)	(5,154)
Operating lease liabilities and right-of-use assets	1,735	464
Other liabilities	(758)	(535)
Net cash provided by operating activities	13,136	14,942

Investing activities:
Purchase of property and equipment	(23,896)	(12,091)
Net cash used in investing activities	(23,896)	(12,091)

Financing activities:
Repayments of long-term debt and financing lease liabilities	(435)	(250)
Exercise of stock options and warrants	226	28
Tax-withholding obligation on stock-based compensation	(1,802)	(1,556)
Purchase of treasury stock	(4,153)	—
Net cash used in financing activities	(6,164)	(1,778)
Effect of exchange rate changes on cash	(19)	(270)
Net (decrease) increase in cash and cash equivalents	(16,943)	803
Cash and cash equivalents, beginning of period	55,121	23,614
Cash and cash equivalents, end of period	$38,178	$24,417
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$4,055	$874
Income taxes paid	$312	$287
Accrued purchases of property and equipment	$5,602	$2,415

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Summary of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of June 30, 2023, the Company owned, operated, managed, or licensed 63 venues, including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU“) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. Effective, January 1, 2023, the Company implemented ASU 2016-13. The implementation did not have a material impact on the Company’s financial statements.

Note 2 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Furniture, fixtures and equipment	$37,007	$33,372
Leasehold improvements	93,372	89,121
Less: accumulated depreciation	(53,244)	(47,528)
Subtotal	77,135	74,965
Construction in progress	31,383	16,276
Restaurant smallwares	2,991	2,846
Total	$111,509	$94,087

Depreciation related to property and equipment was $3.4 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $7.0 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 3 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Indefinite-lived intangible assets
Kona Grill trade name	$17,400	$17,400
Finite-lived intangible assets	101	75
Less: accumulated amortization	(2,189)	(2,185)
Total intangibles, net	$15,312	$15,290

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 years. Amortization expense was nominal for both the three months ended June 30, 2023 and 2022. Amortization expense was nominal and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is a nominal amount annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related	$3,293	$5,249
Construction on new restaurants	3,526	1,903
VAT and sales taxes	3,457	4,118
Amounts due to landlords	2,055	2,949
Legal, professional and other services	841	626
Insurance	466	742
Income taxes and related	32	156
Interest	25	268
Other (1)	4,582	6,398
Total	$18,277	$22,409

(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan agreements	$24,000	$24,250
Revolving credit facility	—	—
Delayed draw term facility	50,000	50,000
Total long-term debt	74,000	74,250
Less: current portion of long-term debt	(1,000)	(1,500)
Less: debt issuance costs	(1,898)	(2,206)
Total long-term debt, net of current portion	$71,102	$70,544

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $1.8 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. Capitalized interest was $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively. Capitalized interest was $0.1 million for the three and six months ended June 30, 2022.

As of June 30, 2023, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

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

The Company borrowed $50.0 million on the delayed draw term facility on December 28, 2022. The delayed draw term loan is payable in quarterly installments of $0.25 million beginning March 31, 2024, with the final payment due in August 2026.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of June 30, 2023 and December 31, 2022 was 11.77% and 10.31%, respectively.

The Credit Agreement contains customary representations, warranties and conditions to borrowing including customary affirmative and negative covenants that limit or restrict the Company’s ability to incur indebtedness and other obligations, grant liens to secure obligations, make investments, merge or consolidate, alter the organizational structure of the Company and its subsidiaries, and dispose of assets outside the ordinary course of business, in each case subject to customary exceptions for credit facilities of this size and type.

The Company and certain operating subsidiaries of the Company guarantee the obligations under the amended Credit Agreement, which also are secured by liens on substantially all of the assets of the Company and its subsidiaries.

As of June 30, 2023, the Company had $1.9 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.4 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of June 30, 2023, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2023.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income Taxes

Income taxes for the three and six months ended June 30, 2023 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company recorded income tax expense of $0.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective income tax rate including discrete events was 5.1% for the six months ended June 30, 2023 compared to 11.6% for the six months ended June 30, 2022. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the six months ended June 30, 2023 and 2022 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of June 30, 2023.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue, the Konavore rewards program and deposits from customers for future events (in thousands):

	June 30,	December 31,
	2023	2022
Deferred license revenue (1)	$258	$297
Deferred gift card and gift certificate revenue (2)	$908	$1,680
Advanced party deposits (2)	$366	$435
Konavore rewards program (3)	$169	$163
(1)	Includes the current and long-term portion of deferred license revenue.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	June 30,	June 30,
	2023	2022
Revenue recognized from deferred license revenue	$40	$40
Revenue recognized from deferred gift card revenue	$917	$1,196
Revenue recognized from advanced party deposits	$278	$198

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2023 were as follows for each year ending (in thousands):

2023, six months remaining	$39
2024	45
2025	44
2026	37
2027	34
Thereafter	59
Total future estimated deferred license revenue	$258

Note 9 – Leases

The components of lease expense for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	June 30,	June 30,
	2023	2022
Lease cost
Operating lease cost	$7,943	$7,317
Finance lease cost
Amortization of ROU assets	102	—
Interest on lease liabilities	41	—
Total finance lease cost	143	—
Variable lease cost (1)	5,781	5,597
Short-term lease cost	488	521
Total lease cost	$14,355	$13,435

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4.3 years	—
Weighted average discount rate
Operating leases	8.53%	8.40%
Finance leases	9.00%	—%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Finance lease right-of-use assets (1)	$884	$942
Current portion of finance lease liabilities (1)	191	177
Long-term portion of finance lease liabilities (1)	700	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet.

	June 30,	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,090	$6,531
Operating cash flows from finance leases	$102	$—
Financing cash flows from finance leases	$185	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,034	$3,709
Finance leases	$43	$—

The Company has entered into three operating leases for future restaurants that have not commenced as of June 30, 2023. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $6.1 million. The Company expects these leases, which have initial lease terms of 10 years and one or two 5-year options, to commence within the next twelve months.

As of June 30, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2023	$1,382
2024	15,944
2025	15,490
2026	15,561
2027	15,950
Thereafter	140,918
Total lease payments	205,245
Less: imputed interest	(88,550)
Present value of operating lease liabilities	$116,695

As of June 30, 2023, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2023	$141
2024	244
2025	244
2026	244
2027	203
Total lease payments	1,076
Less: imputed interest	(185)
Present value of finance lease liabilities	$891

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

For the three and six months ended June 30, 2023 and 2022, net income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$568	$4,303	$3,174	$7,973

Basic weighted average shares outstanding	31,782,783	32,601,203	31,730,299	32,411,570
Dilutive effect of stock options, warrants and restricted share units	890,674	1,358,788	1,049,522	1,711,572
Diluted weighted average shares outstanding	32,673,457	33,959,991	32,779,821	34,123,142

Net income available to common stockholders per share - Basic	$0.02	$0.13	$0.10	$0.25
Net income available to common stockholders per share - Diluted	$0.02	$0.13	$0.10	$0.23

For the three and six months ended June 30, 2023 and 2022, a nominal amount of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at June 30, 2023 or December 31, 2022.

Common Stock

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. During the quarter ended June 30, 2023, the Company purchased 0.5 million shares for aggregate consideration of $3.4 million. As of June 30, 2023, the Company had repurchased 1.7 million shares for $11.3 million under the program.

Note 12 – Stock-Based Compensation and Warrants

As of June 30, 2023, the Company had 3,501,668 shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan).

Stock-based compensation cost was $1.2 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million and $0.3 million of stock granted to directors for the three and six months ended June 30, 2023 and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and six months ended June 30, 2023 included $0.2 million and $0.4 million, respectively, of compensation costs for the vesting of market condition-based restricted stock units (“RSUs”).

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the six months ended June 30, 2023 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811
Exercisable at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811
Granted	—	$—
Exercised	(10,500)	$2.13
Cancelled, expired or forfeited	—	$—
Outstanding at June 30, 2023	1,176,852	$3.44	2.33 years	$4,564
Exercisable at June 30, 2023	1,176,852	$3.44	2.33 years	$4,564

All outstanding stock options vested as of June 30, 2022.

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. RSUs in the table below include both time-based and market condition-based awards. The fair value of time-based RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

RSU awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (the “CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, the CEO RSUs will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and will amortize this amount evenly over 48 months. Stock-based compensation for the three and six months ended June 30, 2023 included $0.2 million and $0.4 million, respectively, of compensation costs for the vesting of these awards.

A summary of the status of RSUs and changes during the six months ended June 30, 2023 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2022	1,839,432	$6.62
Granted	260,386	8.06
Vested	(549,726)	4.28
Cancelled, expired or forfeited	(68,341)	6.46
Non-vested RSUs at June 30, 2023	1,481,751	$7.75

As of June 30, 2023, the Company had approximately $9.1 million of unrecognized compensation costs related to both time-based and market condition-based RSUs, which will be recognized over a weighted average period of 2.5 years.

Warrants

During the three months ended June 30, 2023, warrants to purchase 125,000 shares of common stock at an exercise price of $1.63 per share were exercised. There were no warrants outstanding as of June 30, 2023.

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

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments..

Certain financial information relating to the three and six months ended June 30, 2023 and 2022 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2023
Total revenues	$48,573	34,277	442	101	83,393
Operating income (loss)	$8,858	1,379	3	(8,195)	2,045
Capital asset additions(1)	$6,681	4,937	5	422	12,045
For the six months ended June 30, 2023
Total revenues	$99,711	65,186	843	209	165,949
Operating income (loss)	$20,954	1,354	(43)	(15,942)	6,323
Capital asset additions(1)	$10,955	11,415	26	1,500	23,896
As of June 30, 2023
Total assets	$119,503	87,008	5,375	77,521	289,407

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2022
Total revenues	$47,019	33,475	514	117	81,125
Operating income (loss)	$11,213	1,798	170	(7,428)	5,753
Capital asset additions	$5,055	1,465	16	1,105	7,641
For the six months ended June 30, 2022
Total revenues	$89,518	64,687	857	244	155,306
Operating income (loss)	$21,931	4,835	161	(16,972)	9,955
Capital asset additions	$7,334	3,268	53	1,436	12,091
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Domestic revenues	$82,214	$79,592	$163,673	$152,736
International revenues	1,179	1,533	2,276	2,570
Total revenues	$83,393	$81,125	$165,949	$155,306

	June 30,	December 31,
	2023	2022
Domestic long-lived assets	$231,818	$211,143
International long-lived assets	1,440	1,345
Total long-lived assets	$233,258	$212,488

Note 15 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals, when necessary, in its consolidated financial statements in accordance with ASC 450, Contingencies. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) the effects of the COVID-19 pandemic on our business, including government restrictions on our ability to operate our restaurants and changes in customer behavior; (2) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain our key employees; (3) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (4) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (5) changes in applicable laws or regulations; (6) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (7) other risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

We opened our first restaurant in January 2004 in New York, New York, and, as of June 30, 2023, we owned, operated, managed or licensed 63 venues including 25 STKs and 25 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues operated under ONE Hospitality in seven hotels and casinos throughout the United States and Europe. In January 2023, we opened an owned Kona Grill restaurant in Columbus, Ohio and in July 2023, we opened an owned Kona Grill restaurant in Riverton, Utah. For those restaurants and venues that are managed or licensed, we generate management fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	13	26	2	41
Managed	2	—	1	3
Licensed	1	—	3	4
Total domestic	16	26	6	48
International
Owned	—	—	—	—
Managed	5	—	7	12
Licensed	4	—	—	4
Total international	9	—	7	16
Total venues	25	26	13	64
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

We intend to open eight to twelve new venues in 2023. During the first quarter of 2023, we opened a Kona Grill in Columbus, OH, two venues through a licensing agreement with Reef Kitchens and a rooftop at an STK in Scottsdale, AZ. In July 2023, we opened a Kona Grill in Riverton, UT. There are currently four Company-owned STK restaurants (Charlotte, NC, Boston, MA, Salt Lake City, UT and Washington D.C.) and one Company-owned Kona Grill restaurant (Phoenix, AZ) under construction. In the near future, we plan to begin construction on a Kona Grill restaurant in Tigard, OR. As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Executive Summary

Total revenues increased $2.3 million, or 2.8% to $83.4 million for the three months ended June 30, 2023 compared to $81.1 million for the three months ended June 30, 2022 primarily due to the opening of three new venues since August 2022 (STK San Francisco, STK Dallas and Kona Grill Columbus). Same store sales decreased 4.7% in the second quarter of 2023 compared to the second quarter of 2022. STK same store sales decreased 6.8% while Kona Grill same store sales decreased 1.5%. Compared to 2019, our pre-pandemic base year, same store sales for the second quarter of 2023 increased 46.5% compared to the second quarter of 2019; STK same store sales increased 69.2% while Kona Grill same store sales increased 25.7%.

Restaurant operating profit decreased $0.8 million, or 6.6% to $11.9 million for the three months ended June 30, 2023 compared to $12.8 million for the three months ended June 30, 2022 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth and higher general operating costs. Operating income decreased $3.7 million to $2.0 million for the three months ended June 30, 2023 compared to operating income of $5.7 million for the three months ended June 30, 2022 primarily due to higher pre-opening expenses for the 2023 openings, lower restaurant operating profit and lower management, license and incentive fee revenue.

Total revenues increased $10.6 million, or 6.9% to $165.9 million for the six months ended June 30, 2023 compared to $155.3 million for the six months ended June 30, 2023. Restaurant operating profit decreased $1.0 million to $24.8 million for the six months ended June 30, 2023 compared to restaurant operating profit of $25.8 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, operating income was $6.3 million compared to $10.0 million for the six months ended June 30, 2022, primarily due to higher pre-opening expenses.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	$79,923	$76,930	$158,502	$147,446
Management, license and incentive fee revenue	3,470	4,195	7,447	7,860
Total revenues	83,393	81,125	165,949	155,306
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	19,215	19,851	38,070	37,950
Owned restaurant operating expenses	48,784	44,309	95,611	83,682
Total owned operating expenses	67,999	64,160	133,681	121,632
General and administrative (including stock-based compensation of $1,234, $911, $2,554, $1,790 for the three and six months ended June 30, 2023 and 2022, respectively)	8,039	7,261	15,523	14,140
Depreciation and amortization	3,506	2,926	7,162	5,641
Pre-opening expenses	1,609	804	2,908	1,149
COVID-19 related expenses	—	221	—	2,534
Lease termination expenses	—	—	—	255
Other expenses	195	—	352	—
Total costs and expenses	81,348	75,372	159,626	145,351
Operating income	2,045	5,753	6,323	9,955
Other expenses, net:
Interest expense, net of interest income	1,642	444	3,429	952
Total other expenses, net	1,642	444	3,429	952
Income before provision for income taxes	403	5,309	2,894	9,003
(Benefit) provision for income taxes	(13)	869	148	1,042
Net income	416	4,440	2,746	7,961
Less: net (loss) income attributable to noncontrolling interest	(152)	137	(428)	(12)
Net income attributable to The ONE Group Hospitality, Inc.	$568	$4,303	$3,174	$7,973

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	95.8%	94.8%	95.5%	94.9%
Management, license and incentive fee revenue	4.2%	5.2%	4.5%	5.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.0%	25.8%	24.0%	25.7%
Owned restaurant operating expenses (1)	61.0%	57.6%	60.3%	56.8%
Total owned operating expenses (1)	85.1%	83.4%	84.3%	82.5%
General and administrative (including stock-based compensation of 1.5%, 1.5%, 1.1% and 1.2% for the three and six months ended June 30, 2023 and 2022, respectively)	9.6%	9.0%	9.4%	9.1%
Depreciation and amortization	4.2%	3.6%	4.3%	3.6%
Pre-opening expenses	1.9%	1.0%	1.8%	0.7%
COVID-19 related expenses	—%	0.3%	—%	1.6%
Lease termination expenses	—%	—%	—%	0.2%
Other expenses	0.2%	—%	0.2%	—%
Total costs and expenses	97.5%	92.9%	96.2%	93.6%
Operating income	2.5%	7.1%	3.8%	6.4%
Other expenses, net:
Interest expense, net of interest income	2.0%	0.5%	2.1%	0.6%
Total other expenses, net	2.0%	0.5%	2.1%	0.6%
Income before provision for income taxes	0.5%	6.5%	1.7%	5.8%
(Benefit) provision for income taxes	—%	1.1%	0.1%	0.7%
Net income	0.5%	5.5%	1.7%	5.1%
Less: net (loss) income attributable to noncontrolling interest	(0.2)%	0.2%	(0.3)%	—%
Net income attributable to The ONE Group Hospitality, Inc.	0.7%	5.3%	1.9%	5.1%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2023
Total revenues	$48,573	34,277	442	101	83,393
Operating income (loss)	$8,858	1,379	3	(8,195)	2,045
Capital asset additions(1)	$6,681	4,937	5	422	12,045
For the six months ended June 30, 2023
Total revenues	$99,711	65,186	843	209	165,949
Operating income (loss)	$20,954	1,354	(43)	(15,942)	6,323
Capital asset additions(1)	$10,955	11,415	26	1,500	23,896
As of June 30, 2023
Total assets	$119,503	87,008	5,375	77,521	289,407

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended June 30, 2022
Total revenues	$47,019	33,475	514	117	81,125
Operating income (loss)	$11,213	1,798	170	(7,428)	5,753
Capital asset additions	$5,055	1,465	16	1,105	7,641
For the six months ended June 30, 2022
Total revenues	$89,518	64,687	857	244	155,306
Operating income (loss)	$21,931	4,835	161	(16,972)	9,955
Capital asset additions	$7,334	3,268	53	1,436	12,091
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$568	$4,303	$3,174	$7,973
Net (loss) income attributable to noncontrolling interest	(152)	137	(428)	(12)
Net income	416	4,440	2,746	7,961
Interest expense, net	1,642	444	3,429	952
(Benefit) provision for income taxes	(13)	869	148	1,042
Depreciation and amortization	3,506	2,926	7,162	5,641
EBITDA	5,551	8,679	13,485	15,596
Pre-opening expenses	1,609	804	2,908	1,149
Stock-based compensation	1,234	911	2,554	1,790
COVID-19 related expenses	—	221	—	2,534
Lease termination expense (1)	—	—	—	255
Non-cash rent expense (2)	(123)	(54)	(154)	(85)
Other expenses	195	—	352	—
Adjusted EBITDA	8,466	10,561	19,145	21,239
Adjusted EBITDA attributable to noncontrolling interest	(65)	211	(254)	133
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$8,532	$10,350	$19,400	$21,106
(1)Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts were paid as of June 30, 2022.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating income as reported	$2,045	$5,753	$6,323	$9,955
Management, license and incentive fee revenue	(3,470)	(4,195)	(7,447)	(7,860)
General and administrative	8,039	7,261	15,523	14,140
Depreciation and amortization	3,506	2,926	7,162	5,641
Pre-opening expenses	1,609	804	2,908	1,149
COVID-19 related expenses	—	221	—	2,534
Lease termination expense	—	—	—	255
Other expenses	195	—	352	—
Restaurant Operating Profit	$11,924	$12,770	$24,821	$25,814
Restaurant Operating Profit as a percentage of owned restaurant net revenue	14.9%	16.6%	15.7%	17.5%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
STK restaurant operating profit (Company owned)	$8,594	$9,469	$19,056	$18,282
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	18.9%	21.9%	20.6%	22.2%
Kona Grill restaurant operating profit	$3,394	$3,353	$5,895	$7,629
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	9.9%	10.0%	9.0%	11.8%

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $3.0 million, or 3.9%, to $79.9 million for the three months ended June 30, 2023 from $76.9 million for the three months ended June 30, 2022. The increase was primarily attributable to the opening of three venues since August 2022. Comparable restaurant sales decreased 4.7% for the second quarter of 2023 compared to the second quarter of 2022.

Management, license and incentive fee revenue. Management and license fee revenues decreased $0.7 million, or 17.3% to $3.5 million for the three months ended June 30, 2023 from $4.2 million for the three months ended June 30, 2022. The decrease was primarily driven by lower profitability at our managed STK restaurants in North America and a managed property in London, England.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $0.6 million, or 3.2%, to $19.2 million for the three months ended June 30, 2023 from $19.9 million for the three months ended June 30, 2022. As a percentage of owned restaurant net revenue, cost of sales decreased 180 basis points from 25.8% in the three months ended June 30, 2022 to 24.0% for the three months ended June 30, 2023 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $4.5 million to $48.8 million for the three months ended June 30, 2023 from $44.3 million for the three months ended June 30, 2022. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 340 basis points from 57.6% for the three months ended June 30, 2022 to 61.0% for the three months ended June 30, 2023 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth, increased marketing expenses and general operating cost inflation.

General and administrative. General and administrative costs increased $0.7 million, or 10.7%, to $8.0 million for the three months ended June 30, 2023 from $7.3 million for the three months ended June 30, 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings. As a percentage of revenues, general and administrative costs were 9.6% for the three months ended June 30, 2023 compared to 9.0% for the three months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $3.5 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily related to the opening of three new owned venues since August 2022 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. In the three months ended June 30, 2023, we incurred $1.6 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for Kona Grill Riverton which opened in July 2023, and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.4 million. Pre-opening expenses for the three months ended June 30, 2022 were $0.8 million, primarily related to payroll, training and non-cash pre-open rent for STK Dallas, STK San Francisco and Kona Grill Columbus. Detail of pre-opening expenses by category is provided in the table below for the three months ended June 30, 2023 (in thousands).

	Preopen Expenses	Preopen Rent(2)	Total
Training Team	$764	$—	$764
Restaurants (1)	405	440	845
Total	$1,169	$440	$1,609
(1)	Includes Kona Grill Riverton, STK Charlotte, Kona Grill Phoenix and other venues under development
(2)	Cash rent expense was $0.

Interest expense, net. Interest expense, net was $1.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. We borrowed $50.0 million on the delayed draw term loan facility in December 2022. The weighted average interest rate for the three months ended June 30, 2023 was 11.8% compared to 6.1% in the same period of 2022.

(Benefit) provision for income taxes. For the three months ended June 30, 2023, income tax benefit was a nominal amount compared to income tax expense of $0.9 million for the three months ended June 30, 2022.

Net (loss) income attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 million for the three months ended June 30, 2023 compared to net income of $0.1 million for the three months ended June 30, 2022.

Results of Operations for the Six months Ended June 30, 2023 and 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $11.1 million, or 7.5%, to $158.5 million for the six months ended June 30, 2023 from $147.4 million for the six months ended June 30, 2022. The increase was primarily attributable to the opening of STK restaurants in San Francisco and Dallas in the second half of 2022 and the opening of Kona Grill Columbus in January 2023. Comparable restaurant sales decreased 1.7% in the six months ended June 30, 2023.

Management and license fee revenue. Management and license fee revenues decreased $0.4 million, or 5.3% to $7.4 million for the six months ended June 30, 2023 from $7.9 million for the six months ended June 30, 2022. The decrease was primarily driven by decreased revenues at a managed property in London, England attributable to the non-renewal of certain F&B hospitality services by the hotel.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.1 million, or 0.3%, to $38.1 million for the six months ended June 30, 2023 from $38.0 million for the six months ended June 30, 2022. The increase was due to the incremental sales increases noted above from the opening of three new venues since August 2022, partially offset by the initiatives noted below. As a percentage of owned restaurant net revenue, cost of sales improved 170 basis points from 25.7% in the six months ended June 30, 2022 to 24.0% for the six months ended June 30, 2023 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $11.9 million to $95.6 million for the six months ended June 30, 2023 from $83.7 million for the six months ended June 30, 2022. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 350 basis points from 56.8% in the six months ended June 30, 2022 to 60.3% for the six months ended June 30, 2023 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth, increased marketing expenses and general operating cost inflation.

General and administrative. General and administrative costs increased $1.4 million, or 9.8%, to $15.5 million for the six months ended June 30, 2023 from $14.1 million for the six months ended June 30, 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings. As a percentage of revenues, general and administrative costs were 9.4% for the six months ended June 30, 2023 compared to 9.1% for the six months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $7.2 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to the opening of three new owned venues since August 2022 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the six months ended June 30, 2023, we incurred $2.9 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for Kona Grill Columbus and Kona Grill Riverton which opened in January 2023 and July 2023, respectively, and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.7 million. Pre-opening expenses for the six months ended June 30, 2022 were $1.1 million primarily related to two STK restaurants that opened in the second half of 2022. Detail of pre-opening expenses by category is provided in the table below for the six months ended June 30, 2023 (in thousands).

	Preopen Expenses	Preopen Rent(2)	Total
Training Team	$1,288	$—	$1,288
Restaurants (1)	902	718	1,620
Total	$2,190	$718	$2,908
(1)	Includes Kona Grill Columbus, Kona Grill Riverton, Kona Grill Phoenix, STK Charlotte and other venues under development
(2)	Cash rent expense was $0.

Interest expense, net. Interest expense, net was $3.4 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022. We borrowed $50.0 million on the delayed draw term loan facility in December 2022. The weighted average interest rate for the six months ended June 30, 2023 was 11.6% compared to 6.0% for the six months ended June 30, 2022.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2023 was $0.1 million compared to $1.0 million for the six months ended June 30, 2022. The effective income tax rate for the first six months of 2023 was 5.1% compared to 11.6% for the first six months of 2022.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.4 million for the six months ended June 30, 2023 compared to a nominal amount of income for the six months ended June 30, 2022.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of June 30, 2023, we had cash and cash equivalents of $38.2 million and $74.0 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of June 30, 2023, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

For the six months ended June 30, 2023, capital expenditures were $23.9 million of which $18.9 million related to the construction of new STK and Kona Grill restaurants and $4.7 million for existing restaurants. Net capital expenditures, inclusive of $1.3 million in landlord contributions, was $22.6 million for the six months ended June 30, 2023. Capital expenditures by type for the six months ended June 30, 2023 is provided below (in thousands).

	STK	Kona Grill	Other(1)	Total
New Venues	$8,365	$9,059	$1,512	$18,936
Maintenance	2,539	2,161	—	4,700
Technology	—	—	260	260
Total	$10,904	$11,219	$1,772	$23,896

Tenant Improvement Allowance	$577	$750	$—	$1,327

(1)Includes inventory of restaurant equipment for venues under development.

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

Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, we entered into a credit agreement with Goldman Sachs Bank USA (the “Credit Agreement”). On August 6, 2021, we entered into the Second Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provides for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

On December 13, 2022, we entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;
●	Allows us to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default;
●	Changed the interest rate from London Interbank Offered Rate (“LIBOR“) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin; and
●	Requires us to pay interest on an undrawn portion of the delayed draw term loan up to $35.0 million, beginning 90 days following the effective date until December 13, 2023.

We borrowed $50.0 million on the delayed draw term facility on December 28, 2022. The delayed draw term loan is payable in quarterly installments of $0.25 million beginning March 31, 2024, with the final payment due in August 2026.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%.

As of June 30, 2023, we were in compliance with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 5 and Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and anticipate approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, we anticipate total cash investment in the $2.0 million to $3.0 million range. Typical pre-opening costs, excluding non-cash rent, are $0.6 million to $0.8 million. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$13,136	$14,942
Investing activities	(23,896)	(12,091)
Financing activities	(6,164)	(1,778)
Effect of exchange rate changes on cash	(19)	(270)
Net (decrease) increase in cash and cash equivalents	$(16,943)	$803

Operating Activities. Net cash provided by operating activities was $13.1 million for the six months ended June 30, 2023, compared to net cash provided by operating activities of $14.9 million for the six months ended June 30, 2022. The decrease in net cash provided by operating activities was primarily attributable to payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2023 was $23.9 million primarily for the construction of STK restaurants in Charlotte, North Carolina; Boston Massachusetts; and Washington D.C. and Kona Grill restaurants in Columbus, Ohio; Riverton, Utah and Phoenix, Arizona and several restaurants that were under development as of June 30, 2023, as well as capital expenditures for existing restaurants compared to $12.1 million for the six months ended June 30, 2022.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2023 was $6.2 million. We purchased $4.2 million in common stock under our share repurchase program and used $1.8 million to pay employee taxes for shares withheld upon the vesting of restricted stock units during the six months ended June 30, 2023.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2023 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2022, we announced a repurchase program of up to $10.0 million of our outstanding common stock. In May 2023, our Board of Directors authorized an additional $5 million to this program. The program terminates in September 2024. The table below sets forth information with respect to share repurchases under the program for the three months ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
April 1-30, 2023	-	-	-	$ 2,132,695
May 1-31, 2023	360,465	$ 7.15	360,465	$ 4,543,776
June 1-30, 2023	118,527	$ 6.96	118,527	$ 3,714,894

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2023

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer