Form 10-Q
period 2023-09-30
ONE Group Hospitality, Inc.
filed 2023-11-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

Number of shares of common stock outstanding as of October 31, 2023: 31,273,343

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22,137	$55,121
Accounts receivable	11,478	15,220
Inventory	5,923	5,728
Other current assets	2,093	2,091
Due from related parties	376	376
Total current assets	42,007	78,536

Property and equipment, net	125,408	94,087
Operating lease right-of-use assets	93,366	85,161
Deferred tax assets, net	13,320	12,323
Intangibles, net	15,310	15,290
Other assets	4,752	4,774
Security deposits	853	853
Total assets	$295,016	$291,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,751	$13,055
Accrued expenses	24,197	22,409
Deferred gift card revenue and other	1,254	2,115
Current portion of operating lease liabilities	6,629	6,336
Current portion of long-term debt	1,375	1,500
Other current liabilities	259	256
Total current liabilities	45,465	45,671

Operating lease liabilities, net of current portion	115,999	105,247
Long-term debt, net of current portion	70,881	70,544
Other long-term liabilities	907	972
Total liabilities	233,252	222,434

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,514,057 issued and 31,273,343 outstanding at September 30, 2023 and 32,829,995 issued and 31,735,423 outstanding at December 31, 2022	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 2,240,714 and 1,094,572 shares at cost at September 30, 2023 and December 31, 2022, respectively	(14,858)	(7,169)
Additional paid-in capital	57,083	55,583
Retained earnings	24,242	24,166
Accumulated other comprehensive loss	(2,999)	(2,869)
Total stockholders’ equity	63,471	69,714
Noncontrolling interests	(1,707)	(1,124)
Total equity	61,764	68,590
Total liabilities and equity	$295,016	$291,024

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	$73,700	$69,538	$232,202	$216,984
Management, license and incentive fee revenue	3,184	3,482	10,631	11,342
Total revenues	76,884	73,020	242,833	228,326
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,230	17,281	56,300	55,231
Owned restaurant operating expenses	46,372	43,136	141,983	126,818
Total owned operating expenses	64,602	60,417	198,283	182,049
General and administrative (including stock-based compensation of $1,244, $1,001, $3,798, $2,791 for the three and nine months ended September 30, 2023 and 2022, respectively)	7,280	6,447	22,803	20,587
Depreciation and amortization	3,732	2,930	10,894	8,571
Pre-opening expenses	3,097	2,684	6,005	3,833
COVID-19 related expenses	—	—	—	2,534
Lease termination expenses	—	—	—	255
Other expenses	128	51	480	51
Total costs and expenses	78,839	72,529	238,465	217,880
Operating (loss) income	(1,955)	491	4,368	10,446
Other expenses, net:
Interest expense, net of interest income	1,673	435	5,102	1,387
Total other expenses, net	1,673	435	5,102	1,387
(Loss) Income before provision for income taxes	(3,628)	56	(734)	9,059
(Benefit) provision for income taxes	(375)	(321)	(227)	721
Net (loss) income	(3,253)	377	(507)	8,338
Less: net loss attributable to noncontrolling interest	(155)	(105)	(583)	(117)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(3,098)	$482	$76	$8,455
Currency translation loss	(112)	(87)	(130)	(348)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	$(3,210)	$395	$(54)	$8,107

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) income per share	$(0.10)	$0.01	$—	$0.26
Diluted net (loss) income per share	$(0.10)	$0.01	$—	$0.25

Shares used in computing basic (loss) income per share	31,515,011	32,663,549	31,657,761	32,496,780
Shares used in computing diluted (loss) income per share	31,515,011	33,921,498	32,537,572	34,062,661

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock	(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003
Stock-based compensation	17,930	—	—	1,234	—	—	1,234	—	1,234
Exercise of stock options and warrants	135,500	—	—	226	—	—	226	—	226
Issuance of vested restricted shares, net of tax withholding	66,717	—	—	(370)	—	—	(370)	—	(370)
Purchase of treasury stock	(478,992)	—	(3,418)	—	—	—	(3,418)	—	(3,418)
Gain on foreign currency translation, net	—	—	—	—	—	52	52	—	52
Net income (loss)	—	—	—	—	568	—	568	(152)	416
Balance at June 30, 2023	31,622,234	$3	$(11,322)	$56,561	$27,340	$(2,887)	$69,695	$(1,552)	$68,143
Stock-based compensation	23,865	—	—	1,244	—	—	1,244	—	1,244
Exercise of stock options	22,500	—	—	75	—	—	75	—	75
Issuance of vested restricted shares, net of tax withholding	153,809	—	—	(797)	—	—	(797)	—	(797)
Purchase of treasury stock	(549,065)	—	(3,536)	—	—	—	(3,536)	—	(3,536)
Loss on foreign currency translation, net	—	—	—	—	—	(112)	(112)	—	(112)
Net loss	—	—	—	—	(3,098)	—	(3,098)	(155)	(3,253)
Balance at September 30, 2023	31,273,343	$3	$(14,858)	$57,083	$24,242	$(2,999)	$63,471	$(1,707)	$61,764

Balance at December 31, 2021	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	7,162	—	—	879	—	—	879	—	879
Issuance of vested restricted shares, net of tax withholding	127,413	—	—	(314)	—	—	(314)	—	(314)
Loss on foreign currency translation, net	—	—	—	—	—	(92)	(92)	—	(92)
Net income (loss)	—	—	—	—	3,670	—	3,670	(149)	3,521
Balance at March 31, 2022	32,260,337	$3	$(37)	$54,046	$14,302	$(2,737)	$65,577	$(1,058)	$64,519
Stock-based compensation	10,214	—	—	911	—	—	911	—	911
Exercise of stock options	13,261	—	—	28	—	—	28	—	28
Issuance of vested restricted shares, net of tax withholding	365,589	—	—	(1,242)	—	—	(1,242)	—	(1,242)
Loss on foreign currency translation, net	—	—	—	—	—	(169)	(169)	—	(169)
Net income	—	—	—	—	4,303	—	4,303	137	4,440
Balance at June 30, 2022	32,649,401	$3	$(37)	$53,743	$18,605	$(2,906)	$69,408	$(921)	$68,487
Stock-based compensation	11,293	—	—	1,001	—	—	1,001	—	1,001
Issuance of vested restricted shares, net of tax withholding	71,034	—	—	(397)	—	—	(397)	—	(397)
Purchase of treasury stock	(500,000)	—	(3,503)	—	—	—	(3,503)	—	(3,503)
Loss on foreign currency translation, net	—	—	—	—	—	(87)	(87)	—	(87)
Net income (loss)	—	—	—	—	482	—	482	(105)	377
Balance at September 30, 2022	32,231,728	$3	$(3,540)	$54,347	$19,087	$(2,993)	$66,904	$(1,026)	$65,878

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net (loss) income	$(507)	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,894	8,571
Stock-based compensation	3,798	2,791
Amortization of debt issuance costs	558	279
Deferred taxes	(997)	217
Changes in operating assets and liabilities:
Accounts receivable	3,730	2,971
Inventory	(195)	(1,073)
Other current assets	56	1,380
Security deposits	—	48
Other assets	(403)	(494)
Accounts payable	(1,720)	(841)
Accrued expenses	(2,067)	(7,784)
Operating lease liabilities and right-of-use assets	2,840	2,607
Other liabilities	(759)	(674)
Net cash provided by operating activities	15,228	16,336

Investing activities:
Purchase of property and equipment	(38,411)	(21,309)
Net cash used in investing activities	(38,411)	(21,309)

Financing activities:
Borrowings of long-term debt	—	5,000
Repayments of long-term debt and financing lease liabilities	(458)	(375)
Exercise of stock options and warrants	301	28
Tax-withholding obligation on stock-based compensation	(1,835)	(1,953)
Purchase of treasury stock	(7,689)	(3,503)
Net cash used in financing activities	(9,681)	(803)
Effect of exchange rate changes on cash	(120)	(361)
Net decrease in cash and cash equivalents	(32,984)	(6,137)
Cash and cash equivalents, beginning of period	55,121	23,614
Cash and cash equivalents, end of period	$22,137	$17,477
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$5,051	$1,056
Income taxes paid	$312	$293
Accrued purchases of property and equipment	$8,684	$4,355

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

As of September 30, 2023, the Company owned, operated, managed, or licensed 64 venues, including 25 STKs and 26 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 13 F&B venues in seven hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

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

Note 2 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Furniture, fixtures and equipment	$39,844	$33,372
Leasehold improvements	99,562	89,121
Less: accumulated depreciation	(56,371)	(47,528)
Subtotal	83,035	74,965
Construction in progress	39,482	16,276
Restaurant smallwares	2,891	2,846
Total	$125,408	$94,087

Depreciation related to property and equipment was $3.6 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $10.6 million and $8.3 for the nine months ended September 30, 2023 and 2022, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 3 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Indefinite-lived intangible assets
Kona Grill trade name	$17,400	$17,400
Finite-lived intangible assets	101	75
Less: accumulated amortization	(2,191)	(2,185)
Total intangibles, net	$15,310	$15,290

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10 years. Amortization expense was nominal for both the three months ended September 30, 2023 and 2022. Amortization expense was nominal and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is a nominal amount annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related	$4,702	$5,249
Construction on new restaurants	4,773	1,903
VAT and sales taxes	3,503	4,118
Amounts due to landlords	2,404	2,949
Legal, professional and other services	767	626
Insurance	462	742
Income taxes and related	637	156
Interest	777	268
Other (1)	6,172	6,398
Total	$24,197	$22,409
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan agreements	$24,000	$24,250
Revolving credit facility	—	—
Delayed draw term facility	50,000	50,000
Total long-term debt	74,000	74,250
Less: current portion of long-term debt	(1,375)	(1,500)
Less: debt issuance costs	(1,744)	(2,206)
Total long-term debt, net of current portion	$70,881	$70,544

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $1.8 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Capitalized interest was $0.5 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. Capitalized interest was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

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

On December 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;
●	Allows the Company to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default; and
●	Changed the interest rate from London Interbank Offered Rate (“LIBOR“) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.

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

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of September 30, 2023 and December 31, 2022 was 12.40% and 10.31%, respectively.

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

As of September 30, 2023, the Company had $1.7 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.4 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of September 30, 2023, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2023.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 7 – Income Taxes

Income taxes are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company recorded a benefit for income taxes of $0.2 million for the nine months ended September 30, 2023 compared to income tax expense of $0.7 million for the nine months ended September 30, 2022. The Company’s effective income tax rate including discrete events was 30.9% for the nine months ended September 30, 2023 compared to 8.0% for the nine months ended September 30, 2022. The increase in the effective income tax rate is primarily the result of discrete items in comparison to lower pre-tax book income for the period. The Company’s projected annual effective tax rate for fiscal year 2023 is expected to be approximately 5.0%. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. The income tax (benefit) provision recorded for the nine months ended September 30, 2023 and 2022 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of September 30, 2023.

Note 8 – Revenue from Contracts with Customers

The following table provides information about liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue, the Konavore rewards program and deposits from customers for future events (in thousands):

	September 30,	December 31,
	2023	2022
Deferred license revenue (1)	$238	$297
Deferred gift card and gift certificate revenue (2)	$791	$1,680
Advanced party deposits (2)	$463	$435
Konavore rewards program (3)	$170	$163
(1)	Includes the current and long-term portion of deferred license revenue.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.

(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	September 30,	September 30,
	2023	2022
Revenue recognized from deferred license revenue	$60	$60
Revenue recognized from deferred gift card revenue	$1,121	$1,126
Revenue recognized from advanced party deposits	$278	$243

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2023 were as follows for each year ending (in thousands):

2023, three months remaining	$19
2024	45
2025	44
2026	37
2027	34
Thereafter	59
Total future estimated deferred license revenue	$238

Note 9 – Leases

The components of lease expense for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	September 30,	September 30,
	2023	2022
Lease cost
Operating lease cost	$12,104	$10,999
Finance lease cost
Amortization of ROU assets	155	—
Interest on lease liabilities	62	—
Total finance lease cost	217	—
Variable lease cost (1)	8,499	7,707
Short-term lease cost	805	650
Total lease cost	$21,625	$19,356

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	—
Weighted average discount rate
Operating leases	8.63%	8.37%
Finance leases	9.07%	—%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Finance lease right-of-use assets (1)	$868	$942
Current portion of finance lease liabilities (1)	206	177
Long-term portion of finance lease liabilities (1)	722	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet.

	September 30,	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,760	$9,896
Operating cash flows from finance leases	$155	$—
Financing cash flows from finance leases	$208	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,039	$3,709
Finance leases	$81	$—

The Company has entered into three operating leases for future restaurants that have not commenced as of September 30, 2023. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $5.7 million. The Company expects these leases, which have initial lease terms of 10 years and two 5-year options, to commence within the next twelve months.

As of September 30, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2023, three months remaining	$(1,183)
2024	14,656
2025	16,497
2026	16,562
2027	16,968
Thereafter	157,319
Total lease payments	220,819
Less: imputed interest	(98,191)
Present value of operating lease liabilities	$122,628

As of September 30, 2023, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2023	$127
2024	254
2025	254
2026	254
2027	212
Total lease payments	1,101
Less: imputed interest	(173)
Present value of finance lease liabilities	$928

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

For the three and nine months ended September 30, 2023 and 2022, net (loss) income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(3,098)	$482	$76	$8,455

Basic weighted average shares outstanding	31,515,011	32,663,549	31,657,761	32,496,780
Dilutive effect of stock options, warrants and restricted share units	—	1,257,949	879,811	1,565,881
Diluted weighted average shares outstanding	31,515,011	33,921,498	32,537,572	34,062,661

Net income available to common stockholders per share - Basic	$(0.10)	$0.01	$—	$0.26
Net income available to common stockholders per share - Diluted	$(0.10)	$0.01	$—	$0.25

For the three months ended September 30, 2023 and 2022, 0.7 million and a nominal amount, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2023 and 2022, a nominal amount of stock options, warrants and restricted share units were anti-dilutive.

Note 11 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at September 30, 2023 or December 31, 2022.

Common Stock

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. During the quarter ended September 30, 2023, the Company purchased 0.5 million shares for aggregate consideration of $3.5 million. As of September 30, 2023, the Company repurchased 2.2 million shares for $14.8 million under the program. The repurchase program was completed in October 2023 with the repurchase of $0.2 million in shares.

Note 12 – Stock-Based Compensation and Warrants

As of September 30, 2023, the Company had 3,297,571 shares available for issuance under the 2019 Equity Incentive Plan (“2019 Equity Plan).

Stock-based compensation cost was $1.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.1 million and $0.4 million of stock granted to directors for the three and nine months ended September 30, 2023 compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and nine months ended September 30, 2023 included $0.2 million and $0.6 million, respectively, of compensation costs for the vesting of market condition-based restricted stock units (“RSUs”).

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the nine months ended September 30, 2023 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding and Exercisable at December 31, 2022	1,187,352	$3.43	2.84 years	$3,811
Granted	—	—
Exercised	(33,000)	$2.95
Cancelled, expired or forfeited	—	—
Outstanding and Exercisable at September 30, 2023	1,154,352	$3.44	2.07 years	$2,373

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. RSUs in the table below include both time-based and market condition-based awards. The fair value of time-based RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

RSU awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (the “CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, the CEO RSUs will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and will amortize this amount evenly over 48 months. Stock-based compensation for the three and nine months ended September 30, 2023 included $0.2 million and $0.6 million, respectively, of compensation costs for these awards.

A summary of the status of RSUs and changes during the nine months ended September 30, 2023 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2022	1,839,432	$6.62
Granted	442,618	7.59
Vested	(819,169)	5.42
Cancelled, expired or forfeited	(70,341)	6.53
Non-vested RSUs at September 30, 2023	1,392,540	$7.62

As of September 30, 2023, the Company had approximately $9.3 million of unrecognized compensation costs related to both time-based and market condition-based RSUs, which will be recognized over a weighted average period of 2.4 years.

Warrants

During the three months ended June 30, 2023, warrants to purchase 125,000 shares of common stock at an exercise price of $1.63 per share were exercised. There were no warrants outstanding as of September 30, 2023.

Note 13 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, which include ANGEL, Bao Yum Heliot, Hideout, Radio, and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three and nine months ended September 30, 2023 and 2022 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2023
Total revenues	$43,709	32,775	345	55	76,884
Operating income (loss)	$6,003	(444)	(131)	(7,383)	(1,955)
Capital asset additions(1)	$8,775	6,012	8	(280)	14,515
For the nine months ended September 30, 2023
Total revenues	$143,420	97,961	1,188	264	242,833
Operating income (loss)	$26,957	910	(174)	(23,325)	4,368
Capital asset additions(1)	$19,730	17,427	34	1,220	38,411
As of September 30, 2023
Total assets	$132,050	96,185	5,361	61,420	295,016

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2022
Total revenues	$42,347	30,069	483	121	73,020
Operating income (loss)	$6,448	259	216	(6,432)	491
Capital asset additions	$5,788	2,761	58	611	9,218
For the nine months ended September 30, 2022
Total revenues	$131,865	94,756	1,340	365	228,326
Operating income (loss)	$28,379	5,094	377	(23,404)	10,446
Capital asset additions	$13,122	6,029	111	2,047	21,309
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 14 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Domestic revenues	$75,990	$71,860	$239,663	$224,596
International revenues	894	1,160	3,170	3,730
Total revenues	$76,884	$73,020	$242,833	$228,326

	September 30,	December 31,
	2023	2022
Domestic long-lived assets	$251,254	$211,143
International long-lived assets	1,755	1,345
Total long-lived assets	$253,009	$212,488

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain our key employees; (2) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (3) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (4) changes in applicable laws or regulations; (5) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (6) other risks and uncertainties. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

We opened our first restaurant in January 2004 in New York, New York. As of October 31, 2023, we owned, operated, managed or licensed 64 venues including 25 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 12 F&B venues operated under ONE Hospitality in six hotels and casinos throughout the United States and Europe. In

October 2023, we consolidated STK operations in London, United Kingdom to STK Strand and STK Stratford which resulted in the closure of our operations within the Westminster London Hotel.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open eight new venues in 2023. The six venues that have opened thus far in 2023 are below:

●	Owned Kona Grill restaurant in Columbus, Ohio
●	Owned Kona Grill restaurant in Riverton, Utah
●	Owned STK restaurant in Charlotte, North Carolina
●	Owned Kona Grill restaurant in Phoenix, Arizona
●	Two Bao Yum venues through a licensing agreement with Reef Kitchens

There are currently three Company-owned STK restaurants under construction in the following cities:

●	Owned STK restaurant in Boston, Massachusetts
●	Owned STK restaurant in Salt Lake City, Utah
●	Owned STK restaurant in Washington, D.C.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	14	27	2	43
Managed	2	—	1	3
Licensed	1	—	3	4
Total domestic	17	27	6	50
International
Owned	—	—	1	1
Managed	4	—	5	9
Licensed	4	—	—	4
Total international	8	—	6	14
Total venues	25	27	12	64
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

Executive Summary

Total revenues increased $3.9 million, or 5.3% to $76.9 million for the three months ended September 30, 2023 compared to $73.0 million for the three months ended September 30, 2022 primarily due to the opening of four new venues since August 2022 (STK San Francisco, STK Dallas, Kona Grill Columbus and Kona Grill Riverton). Same store sales decreased 3.0% in the third quarter of 2023 compared to the third quarter of 2022. STK same store sales decreased 5.5% while Kona Grill same store sales increased 1.1%. Compared to 2019, our pre-pandemic base year, same store sales for the third quarter of 2023 increased 41.7% compared to the third quarter of 2019; STK same store sales increased 61.0%, which consisted of a 40.0% increase in traffic and a 21.0% increase in average check, while Kona Grill same store sales increased 23.7%.

Restaurant operating profit was $9.1 million for both the three months ended September 30, 2023 and September 30, 2022. Operating income decreased $2.5 million to an operating loss of $2.0 million for the three months ended September 30, 2023 compared to operating income of $0.5 million for the three months ended September 30, 2022 primarily due to higher pre-opening expenses associated with the increased number of venue openings in 2023, increased depreciation expense associated with four venues opened since August 2022 and higher labor costs driven by wage inflation and investments in human capital in anticipation of growth.

Total revenues increased $14.5 million, or 6.4% to $242.8 million for the nine months ended September 30, 2023 compared to $228.3 million for the nine months ended September 30, 2022. Restaurant operating profit decreased $1.0 million to $33.9 million for the nine months ended September 30, 2023 compared to restaurant operating profit of $34.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, operating income was $4.4 million compared to $10.4 million for the nine months ended September 30, 2022, primarily due to higher pre-opening expenses associated with the increased number of venue openings in 2023 compared to 2022, increased depreciation expense associated with the incremental number of new restaurants and investments in human capital for new restaurants expected to open in the next six months.

Typically, the third quarter is our lowest revenue quarter of the year due to seasonality of our business. We have implemented several initiatives to improve restaurant operating profit and overall profitability of our company. These initiatives are focused on purchasing efficiencies for both food and operating supplies, maximizing productivity through smart scheduling, evaluating third-party vendor relationships and reducing travel costs. We believe these initiatives will improve profitability without impacting the guest experience.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	$73,700	$69,538	$232,202	$216,984
Management, license and incentive fee revenue	3,184	3,482	10,631	11,342
Total revenues	76,884	73,020	242,833	228,326
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,230	17,281	56,300	55,231
Owned restaurant operating expenses	46,372	43,136	141,983	126,818
Total owned operating expenses	64,602	60,417	198,283	182,049
General and administrative (including stock-based compensation of $1,244, $1,001, $3,798, $2,791 for the three and nine months ended September 30, 2023 and 2022, respectively)	7,280	6,447	22,803	20,587
Depreciation and amortization	3,732	2,930	10,894	8,571
Pre-opening expenses	3,097	2,684	6,005	3,833
COVID-19 related expenses	—	—	—	2,534
Lease termination expenses	—	—	—	255
Other expenses	128	51	480	51
Total costs and expenses	78,839	72,529	238,465	217,880
Operating (loss) income	(1,955)	491	4,368	10,446
Other expenses, net:
Interest expense, net of interest income	1,673	435	5,102	1,387
Total other expenses, net	1,673	435	5,102	1,387
(Loss) Income before provision for income taxes	(3,628)	56	(734)	9,059
(Benefit) provision for income taxes	(375)	(321)	(227)	721
Net (loss) income	(3,253)	377	(507)	8,338
Less: net loss attributable to noncontrolling interest	(155)	(105)	(583)	(117)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(3,098)	$482	$76	$8,455

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Owned restaurant net revenue	95.9%	95.2%	95.6%	95.0%
Management, license and incentive fee revenue	4.1%	4.8%	4.4%	5.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	24.7%	24.9%	24.2%	25.5%
Owned restaurant operating expenses (1)	62.9%	62.0%	61.1%	58.4%
Total owned operating expenses (1)	87.7%	86.9%	85.4%	83.9%
General and administrative (including stock-based compensation of 1.6%, 1.6%, 1.4% and 1.2% for the three and nine months ended September 30, 2023 and 2022, respectively)	9.5%	8.8%	9.4%	9.0%
Depreciation and amortization	4.9%	4.0%	4.5%	3.8%
Pre-opening expenses	4.0%	3.7%	2.5%	1.7%
COVID-19 related expenses	—%	—%	—%	1.1%
Lease termination expenses	—%	—%	—%	0.1%
Other expenses	0.2%	0.1%	0.2%	—%
Total costs and expenses	102.5%	99.3%	98.2%	95.4%
Operating (loss) income	(2.5)%	0.7%	1.8%	4.6%
Other expenses, net:
Interest expense, net of interest income	2.2%	0.6%	2.1%	0.6%
Total other expenses, net	2.2%	0.6%	2.1%	0.6%
(Loss) Income before provision for income taxes	(4.7)%	0.1%	(0.3)%	4.0%
(Benefit) provision for income taxes	(0.5)%	(0.4)%	(0.1)%	0.3%
Net (loss) income	(4.2)%	0.5%	(0.2)%	3.7%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(4.0)%	0.7%	—%	3.7%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2023
Total revenues	$43,709	32,775	345	55	76,884
Operating income (loss)	$6,003	(444)	(131)	(7,383)	(1,955)
Capital asset additions(1)	$8,775	6,012	8	(280)	14,515
For the nine months ended September 30, 2023
Total revenues	$143,420	97,961	1,188	264	242,833
Operating income (loss)	$26,957	910	(174)	(23,325)	4,368
Capital asset additions(1)	$19,730	17,427	34	1,220	38,411
As of September 30, 2023
Total assets	$132,050	96,185	5,361	61,420	295,016

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended September 30, 2022
Total revenues	$42,347	30,069	483	121	73,020
Operating income (loss)	$6,448	259	216	(6,432)	491
Capital asset additions	$5,788	2,761	58	611	9,218
For the nine months ended September 30, 2022
Total revenues	$131,865	94,756	1,340	365	228,326
Operating income (loss)	$28,379	5,094	377	(23,404)	10,446
Capital asset additions	$13,122	6,029	111	2,047	21,309
As of December 31, 2022
Total assets	$113,911	78,691	5,746	92,676	291,024
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(3,098)	$482	$76	$8,455
Net (loss) attributable to noncontrolling interest	(155)	(105)	(583)	(117)
Net (loss) income	(3,253)	377	(507)	8,338
Interest expense, net	1,673	435	5,102	1,387
(Benefit) provision for income taxes	(375)	(321)	(227)	721
Depreciation and amortization	3,732	2,930	10,894	8,571
EBITDA	1,777	3,421	15,262	19,017
Pre-opening expenses	3,097	2,684	6,005	3,833
Stock-based compensation	1,244	1,001	3,798	2,791
COVID-19 related expenses	—	—	—	2,534
Lease termination expense (1)	—	—	—	255
Non-cash rent expense (2)	(126)	(75)	(279)	(160)
Other expenses	128	51	480	51
Adjusted EBITDA	6,120	7,082	25,266	28,321
Adjusted EBITDA attributable to noncontrolling interest	(72)	(56)	(326)	77
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$6,192	$7,138	$25,592	$28,244
(1)Amount relates to lease exit costs for 2016 leases for restaurants never built. All amounts were paid as of June 30, 2022.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating (loss) income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating (loss) income as reported	$(1,955)	$491	$4,368	$10,446
Management, license and incentive fee revenue	(3,184)	(3,482)	(10,631)	(11,342)
General and administrative	7,280	6,447	22,803	20,587
Depreciation and amortization	3,732	2,930	10,894	8,571
Pre-opening expenses	3,097	2,684	6,005	3,833
COVID-19 related expenses	—	—	—	2,534
Lease termination expense	—	—	—	255
Other expenses	128	51	480	51
Restaurant Operating Profit	$9,098	$9,121	$33,919	$34,935
Restaurant Operating Profit as a percentage of owned restaurant net revenue	12.3%	13.1%	14.6%	16.1%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
STK restaurant operating profit (Company owned)	$6,928	$7,237	$25,984	$25,519
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	17.0%	18.5%	19.5%	21.0%
Kona Grill restaurant operating profit	$2,293	$1,915	$8,188	$9,544
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	7.0%	6.4%	8.4%	10.1%

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $4.2 million, or 6.0%, to $73.7 million for the three months ended September 30, 2023 from $69.5 million for the three months ended September 30, 2022. The increase was primarily attributable to the opening of four owned venues since August 2022. Comparable restaurant sales decreased 3.0% for the third quarter of 2023 compared to the third quarter of 2022.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.3 million, or 8.6% to $3.2 million for the three months ended September 30, 2023 from $3.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to the non-renewal of the management agreement for Radio by the ME London hotel.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.9 million, or 5.5%, to $18.2 million for the three months ended September 30, 2023 from $17.3 million for the three months ended September 30, 2022. As a percentage of owned restaurant net revenue, cost of sales decreased 20 basis points from 24.9% in the three months ended September 30, 2022 to 24.7% for the three months ended September 30, 2023 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $3.2 million to $46.4 million for the three months ended September 30, 2023 from $43.1 million for the three months ended September 30, 2022. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 90 basis points from 62.0% for the three months ended September 30, 2022 to 62.9% for the three months ended September 30, 2023 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth, increased marketing expenses and general operating cost inflation.

General and administrative. General and administrative costs increased $0.8 million, or 12.9%, to $7.3 million for the three months ended September 30, 2023 from $6.4 million for the three months ended September 30, 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings. As a percentage of revenues, general and administrative costs were 9.5% for the three months ended September 30, 2023 compared to 8.8% for the three months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $3.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily related to the opening of four new owned venues since August 2022 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the three months ended September 30, 2023, we incurred $3.1 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for Kona Grill Riverton which opened in July 2023, STK Charlotte and Kona Grill Phoenix, both of which opened in October 2023 and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.5 million.

Pre-opening expenses for the three months ended September 30, 2022 were $2.7 million, primarily related to payroll, training and non-cash pre-open rent for STK Dallas, STK San Francisco and Kona Grill Columbus. Detail of pre-opening expenses by category is provided in the table below for the three months ended September 30, 2023 and 2022 (in thousands).

Three Months Ended September 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,562	$—	$1,562
Restaurants (1)	1,071	464	1,535
Total	$2,633	$464	$3,097

Three Months Ended September 30, 2022	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$617	$—	$617
Restaurants (3)	1,865	202	2,067
	$2,482	$202	$2,684
(1)	Includes Kona Grill Riverton, STK Charlotte, Kona Grill Phoenix and other venues under development.
(2)	Cash rent paid was $64 and $105 for the three months ended September 30, 2023 and 2022, respectively.
(3)	Includes STK San Francisco, STK Dallas, Kona Grill Columbus and other venues under development.

Interest expense, net. Interest expense, net was $1.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. We borrowed $50.0 million on the delayed draw term loan facility in December 2022. The weighted average interest rate for the three months ended September 30, 2023 was 12.1% compared to 6.8% in the same period of 2022.

(Benefit) provision for income taxes. For the three months ended September 30, 2023, income tax benefit was $0.4 million compared to income tax benefit of $0.3 million for the three months ended September 30, 2022.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 million for the three months ended September 30, 2023 compared to net loss of $0.1 million for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $15.2 million, or 7.0%, to $232.2 million for the nine months ended September 30, 2023 from $217.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to the opening of STK restaurants in San Francisco and Dallas in the second half of 2022 and the opening of Kona Grill Columbus in January 2023 and Kona Grill Riverton in July 2023. Comparable restaurant sales decreased 2.1% during the nine months ended September 30, 2023 compared to the same period in 2022.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.7 million, or 6.3% to $10.6 million for the nine months ended September 30, 2023 from $11.3 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the non-renewal of the management agreement for Radio by the ME London hotel.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $1.1 million, or 1.9%, to $56.3 million for the nine months ended September 30, 2023 compared to $55.2 million for the nine months ended September 30, 2022. The increase was due to the incremental sales increases noted above from the opening of four new venues since August 2022, partially offset by the initiatives noted below. As a percentage of owned restaurant net revenue, cost of sales improved 130 basis points from 25.5% in the nine months ended September 30, 2022 to 24.2% for the nine months ended September 30, 2023 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $15.2 million to $142.0 million for the nine months ended September 30, 2023 from $126.8 million for the nine months ended September 30, 2022. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 270 basis points from 58.4% in the nine months ended September 30, 2022 to 61.1% for the nine months ended September 30, 2023 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth, increased marketing expenses and general operating cost inflation.

General and administrative. General and administrative costs increased $2.2 million, or 10.8%, to $22.8 million for the nine months ended September 30, 2023 from $20.6 million for the nine months ended September 30, 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings. As a percentage of revenues, general and administrative costs were 9.4% for the nine months ended September 30, 2023 compared to 9.0% for the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $10.9 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to the opening of four new owned venues since August 2022 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the nine months ended September 30, 2023, we incurred $6.0 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for Kona Grill Columbus and Kona Grill Riverton which opened in January 2023 and July 2023, respectively, STK Charlotte and Kona Grill Phoenix which opened in October 2023 and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $1.2 million.

Pre-opening expenses for the nine months ended September 30, 2022 were $3.8 million primarily related to costs associated with two STK restaurants that opened in the second half of 2022 and one restaurant that opened in the first quarter of 2023. Detail of pre-opening expenses by category is provided in the table below for the nine months ended September 30, 2023 and 2022 (in thousands).

Nine Months Ended September 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$2,850	$—	$2,850
Restaurants (1)	1,973	1,182	3,155
Total	$4,823	$1,182	$6,005

Nine Months Ended September 30, 2022	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$708	$—	$708
Restaurants (3)	2,261	864	3,125
	$2,969	$864	$3,833
(1)	Includes Kona Grill Columbus, Kona Grill Riverton, STK Charlotte, Kona Grill Phoenix and other venues under development
(2)	Cash rent paid was $215 and $211 for the nine months ended September 30, 2023 and 2022, respectively.
(3)	Includes STK San Francisco, STK Dallas, Kona Grill Columbus and other venues under development

Interest expense, net. Interest expense, net was $5.1 million for the nine months ended September 30, 2023 compared to $1.4 million for the nine months ended September 30, 2022. We borrowed $50.0 million on the delayed draw term loan facility in December 2022. The weighted average interest rate for the nine months ended September 30, 2023 was 11.8% compared to 6.4% for the nine months ended September 30, 2022.

(Benefit) provision for income taxes. The benefit for income taxes for the nine months ended September 30, 2023 was $0.3 million compared to provision for income taxes of $0.7 million for the nine months ended September 30, 2022. The effective income tax rate for the first nine months of 2023 was 30.9% compared to 8.0% for the first nine months of 2022. The Company’s projected annual effective tax rate for fiscal year 2023 is expected to be approximately 5.0%.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.6 million for the nine months ended September 30, 2023 compared to a net loss of $0.1 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of September 30, 2023, we had cash and cash equivalents of $22.1 million and $74.0 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of September 30, 2023, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

Our operations have not required significant working capital, and, like many restaurant companies, we may have negative working capital during the year. Revenues are received primarily in credit card or cash receipts, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth. Due to the seasonality of our business, we typically generate a greater proportion of our cash flow from operations during the fourth quarter.

Our future cash requirements will depend on many factors, including the pace of expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. We have made significant investments in our training and development teams to support new restaurants openings. We believe these investments are necessary to support the successful opening of our new restaurants. If we modify our growth plans, the personnel that comprise our training team could be deployed to operate existing restaurants.

To help manage future cash requirements, we limit the number of owned company venues under construction at any given time to four restaurants. We also set a maximum number of signed leases for new restaurant development to twelve in order to minimize our cash rent commitment to approximately $3.0 million to $4.0 million annually for restaurants under development.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned restaurants, where we build from a shell state, we have typically targeted an average cash investment of approximately $3.8 million for a 10,000 square-foot STK restaurant and anticipate approximately $2.5 million for an 8,000 square-foot Kona Grill restaurant, in each case, net of landlord contributions and excluding pre-opening costs. For STK locations where we may be the successor restaurant tenant, we anticipate total cash investment in the $2.0 million to $3.0 million range. We are currently testing various Kona Grill prototypes with different size layouts, equipment packages and features such as rooftops and mezzanines which may result in the buildout costs being higher than the anticipated costs stated above. Typical pre-opening costs, excluding non-cash rent, are $0.6 million to $0.8 million per restaurant assuming ten restaurant openings during the year. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, which we expect will increase revenues for those locations.

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

For the nine months ended September 30, 2023, capital expenditures were $38.4 million of which $31.0 million related to the construction of new STK and Kona Grill restaurants and $7.1 million for existing restaurants. We have opened four Company-owned restaurants in the first ten months of 2023 and expect to open an additional three to five Company-owned restaurants over the next six months. Net capital expenditures, inclusive of $1.8 million in landlord contributions, was $36.6 million for the nine months ended September 30, 2023. We expect to receive between $4.0 million to $4.4 million in landlord contributions in the next three months. Capital expenditures by type for the nine months ended September 30, 2023 is provided below (in thousands).

	STK	Kona Grill	Other(1)	Total
New Venues	$15,798	$13,457	$1,743	$30,998
Maintenance	3,675	3,379	—	7,054
Technology	—	—	359	359
Total	$19,473	$16,836	$2,102	$38,411

Tenant Improvement Allowance	$1,033	$750	$—	$1,783

(1)Includes inventory of restaurant equipment for venues under development.

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

On December 13, 2022, we entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;
●	Allows us to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default; and
●	Changed the interest rate from London Interbank Offered Rate (“LIBOR“) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.

We borrowed $50.0 million on the delayed draw term facility on December 28, 2022. The delayed draw term loan is payable in quarterly installments of $0.25 million beginning March 31, 2024, with the final payment due in August 2026.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%.

As of September 30, 2023, we were in compliance with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

Refer to Note 5 and Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$15,228	$16,336
Investing activities	(38,411)	(21,309)
Financing activities	(9,681)	(803)
Effect of exchange rate changes on cash	(120)	(361)
Net decrease in cash and cash equivalents	$(32,984)	$(6,137)

Operating Activities. Net cash provided by operating activities was $15.2 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $16.3 million for the nine months ended September 30, 2022. The decrease in net cash provided by operating activities was primarily attributable to the timing of collections on accounts receivables and payments on accrued expenses.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2023 was $38.4 million primarily for the construction of STK restaurants in Charlotte, North Carolina; Boston Massachusetts; Salt Lake City, Utah and Washington D.C. and Kona Grill restaurants in Columbus, Ohio; Riverton, Utah and Phoenix, Arizona and several restaurants that were under development as of September 30, 2023, as well as capital expenditures for existing restaurants compared to $21.3 million for the nine months ended September 30, 2022. We intend to open six Company-owned restaurants in 2023, of which four restaurants have opened, compared to opening two Company-owned restaurants during 2022.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2023 was $9.6 million compared to $0.8 million for the nine months ended September 30, 2022. We purchased $7.7 million in common stock under our share repurchase program and used $1.8 million to pay employee taxes for shares withheld upon the vesting of restricted stock units during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we purchased $3.5 million in common stock under our share repurchase program and used $2.0 million to pay employee taxes for shares withheld upon the vesting of restricted stock units, partially offset by net borrowings on our credit facility of $4.6 million.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2022, we announced a repurchase program of up to $10.0 million of our outstanding common stock. In May 2023, our Board of Directors authorized an additional $5.0 million to this program. During the quarter ended September 30, 2023, we purchased 0.5 million shares for aggregate consideration of $3.5 million. As of September 30, 2023, we repurchased 2.2 million shares for $14.8 million under the program. As of September 30, 2023, $0.2 million remained available for repurchase under the repurchase program. The repurchase program was completed in October 2023. The table below sets forth information with respect to share repurchases under the program for each month during the third quarter of 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
July 1-31, 2023	-	-	-	$ 3,714,894
August 1-31, 2023	231,253	$ 6.82	231,253	$ 2,129,698
September 1-30, 2023	317,812	$ 6.11	317,812	$ 179,392

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2023

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer