Form 10-K
period 2023-12-31
ONE Group Hospitality, Inc.
filed 2024-03-14
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $151,615,073.

Number of shares of Common Stock outstanding as of February 29, 2024:   31,307,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage or license 63 venues including 28 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 8 F&B venues in four hotels and casinos in the United States and Europe.

We opened the following eight new venues in 2023:

●	Owned STK restaurant in Charlotte, North Carolina
●	Owned STK restaurant in Boston, Massachusetts
●	Owned STK restaurant in Salt Lake City, Utah
●	Owned Kona Grill restaurant in Columbus, Ohio
●	Owned Kona Grill restaurant in Riverton, Utah
●	Owned Kona Grill restaurant in Phoenix, Arizona
●	Two Bao Yum venues through a licensing agreement with Reef Kitchens

Recently the Company exited its licensing agreement with REEF Kitchens and has no venues operating pursuant to that agreement.

We intend to add six to eight new venues in 2024. In March 2024, we opened the following:

●	Owned STK restaurant in Washington DC

There is currently one Company-owned STK restaurant, one Company-owned Kona Grill restaurant, and one Company-owned Salt Water Social restaurant under construction in the following cities:

●	Owned STK restaurant in Aventura, Florida
●	Owned Kona Grill restaurant Tigard, Oregon
●	Owned Salt Water Social restaurant in Denver, Colorado

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	17	27	2	46
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	20	27	3	50
International
Owned	—	—	1	1
Managed	4	—	4	8
Licensed	4	—	—	4
Total international	8	—	5	13
Total venues	28	27	8	63
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.

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

We operate seventeen owned, six managed and five licensed STK restaurants in North America, Europe and the Middle East. Our STK restaurants average 10,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2023, the average domestic restaurant revenues and average domestic check per person for owned and managed STK restaurants that have been open at least 18 months at December 31, 2023 were $17.3 million and $130, respectively.

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

We own and operate 27 Kona Grill restaurants within 18 states in the United States. Our Kona Grill restaurants average approximately 7,000 to 8,000 square feet. In 2023, the average restaurant revenues were $5.2 million and average spend per transaction was $63. We believe we can grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open three to five Kona Grills annually.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management and consulting agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we operate three venues pursuant to F&B hospitality management agreements with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

●	Bao Yum. A fast-casual concept that offers a whimsical twist on classic bao. Bao Yum serves breakfast, lunch, dinner and dessert bao along with a variety of salads, soups, sandwiches and snacks. Bao Yum currently operates in London.

●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London that offers impressive views of the main casino gambling floor.

●	Hideout. The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.

●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with a signature location on top of the ME Milan hotel.

●	Rivershore Bar & Grill. Rivershore Bar & Grill celebrates the end of the Oregon Trail with a beautiful river view, American favorites and friendly, professional service in Oregon City, Oregon.

●	Salt Water Social. Salt Water Social is a seafood concept which artfully blends the classic seafood restaurant and a chic lounge into a high-energy, fine dining experience.

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

We exercised our option to renew the management agreement with ME London to manage STK. Effective January 1, 2023, ME London elected not to renew Radio, Marconi and in-room dining per the agreement. Therefore, we only continue to manage the STK restaurant at ME London. In October 2023, we consolidated STK operations in London, United Kingdom to STK Strand and STK Stratford which resulted in the closure of our operations within the Westminster London Hotel. In December 2023, our agreement with ANGEL at the Hotel Calimala in Florence, Italy terminated. In February 2024, we terminated our agreement with REEF Kitchens.

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

We select high quality suppliers and negotiate pricing on a national level in each country where one or more of our restaurants operate. We test new suppliers on a regional basis for an extended period before using them on a national basis. We periodically review supplier consistency and satisfaction with our restaurant chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high-quality specifications. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program establishes guidelines for ordering beverage products at our properties. We provide beverage managers at each restaurant with national guidelines for standardized products. Our concepts emphasize the bar as a key driver of activity in our restaurants. In 2023, the sale of beverages accounted for approximately 23% of restaurant revenues.

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

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Ruth Chris, Del Frisco’s, Fleming’s, Mastro’s and The Capital Grille, local upscale steakhouses and polished casual chains, such as The Cheesecake Factory, Bonefish and BJ’s. There is also competition from other Vibe Dining restaurants such as Nobu, Catch, Lavo, Zuma and Tao and other high-end hospitality services companies such as the Gerber Group and Lettuce Entertain You. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers to frequent our establishments.

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

Human Capital Resources

As of December 31, 2023, we employed 60 employees within our support center, 27 employees in multi-unit leadership and an aggregate of 257 full-time, salaried employees at our venues. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 90. Combining full-time and part-time employees, we employ and manage directly approximately 4,500 persons and through ONE Hospitality we manage approximately 500 employees for a total of approximately 5,000 employees worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

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

We also make available on our website and in print to any stockholder who requests it, our Audit, Compensation, and Nominating and Corporate Governance Committee charters, as well as the Code of Conduct that applies to all directors, officers and employees of the Company. We do not incorporate any information found or accessible through our websites into this Annual Report on Form 10-K.

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

We depend on consumer discretionary spending, business travel and the overall economic environment. Disruptions in the economy, including recessions, high unemployment, foreclosures, bankruptcies, inflation and other economic impacts, could affect consumers’ ability and willingness to spend discretionary dollars. Reductions in business travel and dining, which we believe accounts for a majority of our weekday revenues at our hotel-based restaurants and food and beverage services operations, would adversely affect our revenues. Reductions in discretionary income and spending also would impact our casino-based restaurants and food and beverage services operations. If uncertain economic conditions were to persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close locations and delay any remodeling of existing restaurants. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

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

A substantial number of national and regional restaurant chains, as well as independently owned restaurants, compete with us for customers, restaurant locations and qualified management and other restaurant staff. There is also competition from non-steak but upscale and high-energy restaurants, and other high-end hospitality services companies and high-energy nightlife concepts. To the extent that our restaurants and F&B hospitality services operations are in hotels, casinos, resorts and similar locations, we are subject to competition in the broader lodging and hospitality markets that could draw potential customers away from our locations.

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

Health and Safety

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics could severely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus, norovirus, Avian Flu or “SARS,” H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect the guest traffic at our restaurants and the ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of such products. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors.

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

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2023, approximately 33% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Potential changes in labor laws or increased union recruiting activities could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any unionized employees, labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our customers. In addition, a labor dispute involving some or all of our employees could harm our reputation, disrupt our operations and reduce our revenues and resolution of such disputes may increase our costs.

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

If we were to close or fail to open a restaurant, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rent payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

Additionally, negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would under some circumstances have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages (which are subject to collectability risk) as our sole recourse. Our development of new restaurants may also be adversely affected by the negative financial situations of potential developers, landlords and host sites. Such parties may delay or cancel development projects or renovations of existing projects due to the instability in the credit markets and economic uncertainty. This could reduce the number of high-quality locations available that we would consider for new restaurants or cause the quality of the sites in which the restaurants and food and beverage hospitality services operations are located to deteriorate. Any of these developments could have an adverse effect on our existing businesses or cause us to curtail new projects.

We depend upon frequent deliveries of food, alcohol and other supplies, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh, quality products, including beef, seafood, produce and related items, from reliable sources in accordance with our specifications. We currently purchase our food products from various suppliers. We have elected to purchase our beef from a limited number of suppliers. If there were any shortages, interruptions or significant price fluctuations in beef or seafood or if our suppliers were unable to perform adequately or fail to distribute products or supplies to our restaurants, or terminate or refuse to renew any contract with us, this could cause a short-term increase in our costs or cause us to remove certain items from our menu, increase the price of certain offerings or temporarily close a location, which could adversely affect our business and results of operations.

In addition, we purchase beer, wine and spirits from distributors who own the exclusive rights to sell such alcoholic beverage products in the geographic areas in which our restaurants operate. Our continued ability to purchase certain brands of alcoholic beverages depends upon maintaining our relationships with those distributors, of which there can be no assurance. If any of our alcohol beverage distributors cease to supply us, we may be forced to offer brands of alcoholic beverage which have less consumer appeal or that do not match our brand image, which could adversely affect our business and results of operations.

Increases in commodity prices would adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 25% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Energy prices can also affect our operating results because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

Strategy and Operations

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

One key element of our growth strategy is opening new restaurants and F&B hospitality services locations. We believe there are opportunities to add approximately seven to twelve new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing or management agreements (referred to as our “capital light strategy”). However, there can be no assurance that we will be able to open new restaurants or F&B hospitality services locations at the rate that we currently expect.

Our success in growing our business through the opening of new restaurants and F&B hospitality locations is dependent upon a number of factors, including our ability to: cost-effectively operate in markets that we are not familiar with, find suitable license and food and beverage partners, find suitable locations, reach acceptable lease terms, maintain adequate capital, find qualified contractors, obtain licenses and permits, manage construction and development costs, recruit and train appropriate staff and properly manage the new venue. Unanticipated costs or delays in the development or construction of future restaurants could impede our ability to open new restaurants timely and cost-effectively, which could have a negative impact on our business, financial condition and results of operations. Specifically, some of the factors that adversely affect the cost and time associated with the development and construction of our restaurants include: labor disputes, shortages of materials or skilled labor, adverse weather conditions, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design, and other unanticipated increases in cost.

Additionally, our restaurants are expensive to build, and we, our managed unit partners and our licensees incur significant capital and pre-opening expenses. Our business and profitability may be adversely affected if the “ramp-up” period for a new location lasts longer than we expect or if the profitability of a new location dips after our initial “ramp-up” marketing program ends. New locations may not be profitable, and their sales performance may not follow historical or projected patterns. If we are forced to close any new restaurants, we will incur losses for certain buildout costs and pre-opening expenses incurred in connection with opening such operations.

We face a variety of risks associated with doing business with licensees.

We rely in part on our licensees and the manner in which they operate the STK restaurants to develop and promote our business. As of December 31, 2023, we had five licensed STK restaurants.

Our licensees are required to operate our restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws. In addition, if our licensees fail to make investments necessary to maintain or improve the restaurants, guest preference for our brand could suffer. Our licensees are subject to business risks similar to those we face such as competition; customer acceptance; fluctuations in the cost, quality and availability of raw ingredients; increased labor costs; difficulty obtaining acceptable site leases; and difficulty obtaining proper financing. Failure of licensed restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation and our business.

The success of our licensed restaurants depends on our ability to establish and maintain good relationships with our licensees. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations. Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed restaurants in their licensed areas, or that the licensees, once selected, will be able to negotiate acceptable lease or purchase terms for prospective sites or to obtain the necessary approvals for such sites, or that financing will be available to construct and open new venues.

To the extent that our operations are located in hotels, casinos or similar destinations, our results of operations and growth are subject to the risks facing such venues.

Our ability to grow and realize profits from our operations in hotels, casinos and other branded or destination venues are dependent on the success of such venues’ business. We are subject to the actions and business decisions of our partners and third parties, in which we may have little or no influence in the overall operation of the applicable venue and such actions and decisions could have an adverse effect on our business and operations.

Litigation and Brand Risk

We face the risk of adverse publicity in connection with our operations, including as a result of increased social media usage.

The quality of our food and ambiance of our restaurants are two of our competitive strengths. Therefore, adverse publicity, whether accurate or not, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our venues or those operated by others could negatively impact us. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or health reasons, sustainability concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

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

We are, from time to time, the subject of complaints or litigation from our consumers alleging, among other things, illness, injury or other food quality, health or operational concerns. The inappropriate use of social media by our employees or customers could lead to litigation and result in negative publicity that could damage our reputation. In addition, third party and employee claims against us based on, among other things, alleged discrimination, harassment or wrongful termination, or labor code violations may divert financial and management resources that would otherwise be used to benefit our future performance. Regardless of whether any claims against us are valid or whether we are liable, such claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance commensurate with the nature and extent of our operations, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. A significant increase in the number of these claims or in the number of such claims that are successful could materially adversely affect our brand, financial condition or operating results. Like most employee practices liability insurance policies, our policy does not provide protection against wage and hour claims, and therefore litigation in this area could adversely impact our financial condition.

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

Cybersecurity and IT Systems

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

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

The scope and severity of risks posed to our systems from cyber threats has increased. Many of our information technology systems, including those used for our point-of-sale, delivery services and administrative functions, contain personal, financial or other information that is entrusted to us by our guests, vendors and employees. Many of our information technology systems also contain confidential information about our business, such as business strategies, development initiatives and designs. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future.

Our third-party providers’ information technology systems and databases are likewise subject to such risks. We provide some guest and employee data, as well as confidential information important to our business, to third parties to conduct our business. Individuals performing work for us and these third parties also may access some of this data, including on personally owned digital devices. To the extent we, a third party or such an individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of customers’ or employees’ data or confidential information stored in or transmitted through such systems, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, a decrease in our ability to retain customers or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data), loss of business, disruption to our supply chain, business and plans. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing or social engineering. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our logging capabilities, or the logging capabilities of third parties, are not always complete or sufficiently granular, affecting our ability to fully understand the scope of security breaches.

We rely heavily on information technology systems and failures or interruptions in our IT systems could harm our ability to effectively operate our business and/or result in the loss of guests or employees.

We rely heavily on information technology systems, including the point-of-sale and payment processing system in our restaurants, technologies supporting our digital and delivery services business, technologies that manage our supply chain, our rewards program, technologies that facilitate marketing initiatives, employee engagement and payroll processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the procurement, production, distribution, safety and sale of our products depends significantly on the availability, reliability and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of their systems. Although we have operational safeguards in place, these safeguards may not be effective in preventing the failure of these third-party systems or platforms to operate effectively and be available. Failures may be caused by various factors, including power outages, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or the third-party service providers. If any of our critical IT systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our profitability.

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

Each of our venues is subject to licensing and regulation by the health, sanitation, safety, labor, building environmental (including disposal, pollution, and the presence of hazardous substances) and fire agencies of the respective states, counties, cities, and municipalities in which it is located, as well as under federal law. These regulations govern the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. Alcoholic beverage control regulations govern various aspects of our restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically, our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of venues for an indeterminate period of time, or third-party litigation, any of which could have a material adverse effect on us and our results of operations.

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

In addition, our ability to borrow under our revolving credit facility depends on several factors, including compliance with specified leverage incurrence ratios. If we are not able to borrow under our revolving credit facility and if alternative financing is not available to us on acceptable terms or at all, our business and results of operations would be adversely affected.

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

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of December 31, 2023. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. In the ordinary course of our business, we receive, process and use large amounts of data. Digital data is stored and backed up with third party partners. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. We implemented a program designed to assess, identify and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality and integrity of these systems and the data residing in them. With the exception of local point-of-sale solutions, we do not host any solutions on premise as all applications are software as a service.

The program is managed and monitored by a team led by our Chief Information Officer and includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. For example, we conduct risk-based penetration and vulnerability testing and ongoing risk assessments. We also conduct employee training on cyber and information security, among other topics. In addition, we consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks and their impact on our risk environment. Lastly, we outsource to a cybersecurity firm all intrusion detection, intrusion prevention and system incident and event monitoring.

Our Chief Information Officer, who reports directly to the Chief Executive Officer and has over 25 years of experience managing information technology and cybersecurity matters, together with our third-party service providers, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that materially affected us, but we face certain ongoing risks from cybersecurity threats that, if realized, could materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Cybersecurity, Data Privacy and IT Systems.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Committee receives regular updates and reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks.

Item 2. Properties

We do not own any real property. Each of our “owned” restaurants operates in premises leased by its operating subsidiary. We do not have a direct ownership interest in restaurants we operate under a management agreement (“managed”) or license agreement (“licensed”).

Our STK locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
STK Atlanta	—	Atlanta, Georgia	Owned
STK Bellevue	—	Bellevue, Washington	Owned
STK Boston	—	Boston, Massachusetts	Owned
STK Charlotte	—	Charlotte, North Carolina	Owned
STK Chicago	—	Chicago, Illinois	Owned
STK Dallas	—	Dallas, Texas	Owned
STK Denver	—	Denver, Colorado	Owned
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed
STK Downtown (1)	—	New York, New York	Owned (2)
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed
STK London	ME London	London, England	Managed
STK Los Cabos	Los Cabos Airport	Cabo San Lucas, Mexico	Licensed
STK Miami Beach	—	Miami Beach, Florida	Owned
STK Midtown	—	New York, New York	Owned
STK Milan	ME Milan	Milan, Italy	Managed
STK Nashville	—	Nashville, Tennessee	Owned
STK Orlando (1)	Disney Springs	Orlando, Florida	Owned
STK Salt Lake City	—	Salt Lake City, Utah	Owned
STK San Diego (1)	Andaz Hotel	San Diego, California	Owned
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed
STK San Francisco	—	San Francisco, California	Owned
STK Scottsdale (1)	—	Scottsdale, Arizona	Managed
STK Stratford	The Gantry London	London, England	Managed
STK Toronto	—	Toronto, Canada	Managed
STK Westwood	W Hotel	Los Angeles, California	Owned
STK Washington DC	Marriot Marquis	Washington, D.C.	Owned
(1)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location and STK Rooftop Scottsdale which is a managed location.
(2)	Ownership in location is 64.81%.

Our Kona Grill locations are as follows:

Type of
Venue	Location	Interest
Kona Grill Alpharetta	Alpharetta, Georgia	Owned
Kona Grill Baltimore	Baltimore, Maryland	Owned
Kona Grill Boca Park	Las Vegas, Nevada	Owned
Kona Grill Boise	Meridian, Idaho	Owned
Kona Grill Carmel	Carmel, Indiana	Owned
Kona Grill Cincinnati	Cincinnati, Ohio	Owned
Kona Grill Columbus	Columbus, Ohio	Owned
Kona Grill Dallas	Dallas, Texas	Owned
Kona Grill Denver	Denver, Colorado	Owned
Kona Grill Eden Prairie	Eden Prairie, Minnesota	Owned
Kona Grill El Paso	El Paso, Texas	Owned
Kona Grill Gilbert	Gilbert, Arizona	Owned
Kona Grill Huntsville	Huntsville, Alabama	Owned
Kona Grill Kansas City	Kansas City, Missouri	Owned
Kona Grill Minnetonka	Minnetonka, Minnesota	Owned
Kona Grill North Star	San Antonio, Texas	Owned
Kona Grill Oak Brook	Oak Brook, Illinois	Owned
Kona Grill Omaha	Omaha, Nebraska	Owned
Kona Grill Phoenix	Phoenix, Arizona	Owned
Kona Grill Plano	Plano, Texas	Owned
Kona Grill Riverton	Riverton, Utah	Owned
Kona Grill San Antonio	San Antonio, Texas	Owned
Kona Grill Sarasota	Sarasota, Florida	Owned
Kona Grill Scottsdale	Scottsdale, Arizona	Owned
Kona Grill Tampa	Tampa, Florida	Owned
Kona Grill Troy	Troy, Michigan	Owned
Kona Grill Woodbridge	Iselin, New Jersey	Owned

Our ONE Hospitality brands and F&B services locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned
Heliot	Hippodrome Casino	London, England	Managed
Hideout	W Hotel	Los Angeles, California	Owned
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed
Rivershore Bar & Grill	Rivershore BW Plus	Oregon City, Oregon	Managed
Bao Yum(1)	—	London, England	Owned
(1)	Temporary location

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

For information regarding litigation refer to Note 14. “Commitments and Contingencies” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". As of February 29, 2024, there were 70 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. During the years ended December 31, 2023 and 2022, the Company purchased 1.2 million and 1.1 million shares for aggregate consideration of $7.9 million and $7.1 million, respectively. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. The repurchase program was completed in October 2023 with the repurchase of $0.2 million in shares. The table below sets forth information with respect to share repurchases under the program for each day during the fourth quarter of 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
October 1-31, 2023	35,739	$ 5.39	35,739	—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	—	—	—	—

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We currently own, operate, manage or license 63 venues including 28 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 8 F&B venues in four hotels and casinos in the United States and Europe.

We opened the following eight new venues in 2023:

●	Owned STK restaurant in Charlotte, North Carolina
●	Owned STK restaurant in Boston, Massachusetts
●	Owned STK restaurant in Salt Lake City, Utah
●	Owned Kona Grill restaurant in Columbus, Ohio
●	Owned Kona Grill restaurant in Riverton, Utah
●	Owned Kona Grill restaurant in Phoenix, Arizona
●	Two Bao Yum venues through a licensing agreement with Reef Kitchens

Recently the Company exited its licensing agreement with REEF Kitchens and has no venues operating pursuant to that agreement.

We intend to open six to eight new venues in 2024. In March 2024, we opened the following:

●	Owned STK restaurant in Washington DC

There is currently one Company-owned STK restaurant, one Company-owned Kona Grill restaurant, and one Company-owned Salt Water Social restaurant under construction in the following cities:

●	Owned STK restaurant in Aventura, Florida
●	Owned Kona Grill restaurant Tigard, Oregon
●	Owned Salt Water Social restaurant in Denver, Colorado

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	17	27	2	46
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	20	27	3	50
International
Owned	—	—	1	1
Managed	4	—	4	8
Licensed	4	—	—	4
Total international	8	—	5	13
Total venues	28	27	8	63
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Bao Yum, Heliot, Hideout, Marconi, Radio and Rivershore Bar & Grill.

2023 Financial Highlights

Total revenue increased $16.1 million, or 5.1% to $332.8 million for 2023 compared to $316.6 million for 2022. The increase was primarily attributable to the opening of three STK restaurants and three Kona Grill restaurants during 2023. Same store sales decreased 2.7% in 2023 compared to 2022. STK same store sales decreased 3.0% while Kona Grill same store sales decreased 2.2%. Compared to pre COVID-19 pandemic sales volumes, same-store sales increased 43.8% for 2023 compared to 2019; STK same store sales increased 64.1% which includes a 39.1% increase in traffic, while Kona Grill same store sales increased 23.6%.

Restaurant operating profit decreased $0.4 million, or 0.8% to $50.4 million for 2023 compared to $50.8 million in 2022. Restaurant operating profit as a percentage of owned restaurant net revenue was 15.9% in 2023 compared to 16.9% in 2022. Inflation outpaced our price increases during the year putting pressure on our restaurant operating profit, therefore we have implemented several initiatives to improve restaurant operating profit and overall profitability of our company. These initiatives are focused on purchasing efficiencies for both food and operating supplies, maximizing productivity through smart scheduling, evaluating third-party vendor relationships and reducing travel costs. We believe these initiatives will improve profitability without impacting the guest experience.

Operating income decreased $7.0 million to $9.3 million for 2023 from $16.3 million for 2022 primarily due to higher pre-opening expenses associated with the increased number of venue openings in 2023, increased depreciation expense associated with eight venues opened since August 2022 and higher labor costs driven by wage inflation and investments in human capital in anticipation of growth.

Net income attributable to The ONE Group Hospitality, Inc was $4.7 million in 2023 compared to $13.5 million in 2022.

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

In 2023, we opened Company-owned STK restaurants in Charlotte, North Carolina, Boston, Massachusetts and Salt Lake City, Utah. In March 2024, we opened a Company-owned STK restaurant at the Marriott Marquis hotel in Washington, D.C. Additionally, we have one STK restaurant in Aventura, Florida under construction and several restaurants in the development phase or under lease that we plan to open in 2024 or 2025.

In 2022, we opened two owned STK restaurants in San Francisco, California and Dallas, Texas and one managed STK restaurant in London, United Kingdom.

Expansion of Kona Grill. We expect to expand our operations domestically using a disciplined and targeted site selection process. We believe we could grow the Kona Grill brand to 200 restaurants over the foreseeable future. We expect to open three to five Kona Grills annually, primarily through company-owned locations, provided that we have acceptable locations and quality restaurant managers available to support that pace of growth. We opened the first Kona Grill since the Company acquired the Kona Grill brand in Columbus, Ohio in January 2023 and also opened two additional Kona Grill restaurants in Riverton, Utah and Phoenix, Arizona in 2023.

Expansion through New F&B Hospitality Projects. We expect our F&B hospitality services business to be an important contributor of our growth and profitability, enabling us to generate leads to develop managed STK restaurants and management fee income with minimal capital expenditures. We believe we are well positioned to leverage the strength of our brands and the relationships we have developed with global hospitality providers to drive the continued growth of our F&B hospitality business. We continue to receive inbound inquiries regarding new opportunities globally, and we continue to work with existing hospitality clients to identify and develop additional opportunities in their venues. We expect to enter into one to two new F&B hospitality agreements annually. In 2023, we opened two licensed virtual Bao Yum locations in Denver, Colorado in conjunction with REEF Kitchens. Recently the Company exited its licensing agreement with REEF Kitchens and has no venues operating pursuant to that agreement.

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

Acquisitions. We continue to evaluate potential acquisition opportunities.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 18-month period at the beginning of each quarter, which removes the impact of new restaurant openings in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed domestic STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure. We have presented four-year comparable sales to illustrate how sales at our restaurant base before the COVID-19 pandemic compare to sales post COVID-19 restrictions.

Our comparable restaurant base for STK SSS consisted of twelve domestic restaurants for the year ended December 31, 2023. For Kona Grill SSS, 24 domestic restaurants are included in the comparable restaurant base. STK and Kona Grill SSS decreased 3.0% and 2.2%, respectively for 2023 compared to the prior year. On a four-year basis, STK SSS increased 64.1% while Kona Grill SSS increased 23.6%.

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

In 2023, we opened three STK restaurants, three Kona Grill restaurants and two Bao Yum venues under a licensing agreement. Recently the Company exited its licensing agreement with REEF Kitchens and has no venues operating pursuant to that agreement. In 2022, we opened three STK restaurants including two owned restaurants in San Francisco, California and Dallas, Texas, a managed STK restaurant in London, United Kingdom and opened one Bao Yum venue under a licensing agreement.

Average Check Per Person and Average Spend. Average check is calculated by dividing total restaurant sales by total number of guests for a specified period. Average spend per transaction is calculated by dividing total restaurant sales by total number of transactions for a specified period. Our management team uses these indicators to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, the average check was $130 for 2023 compared to $131 for 2022. The average spend per transaction was $63 for our comparable Kona Grill restaurants in 2023 compared to $61 for 2022.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. For purposes of this calculation, STK Downtown restaurant and rooftop are considered a single venue. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $17.3 million and $19.1 million for 2023 and 2022, respectively. Our average comparable Kona Grill restaurant revenues were $5.2 million and $5.3 million for 2023 and 2022, respectively.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

Our reportable operating segments are as follows:

●	STK. The STK segment consists of the results of operations from company-owned STK restaurant locations, competing in the full-service dining category, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants.

●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants.

●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, not including STK or Kona Grill, which include Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.

●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

See Note 12 to our consolidated financial statements for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2023, beverage sales comprised 23% of food and beverage sales, and food sales comprised the remaining 77%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

●	Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes, insurance and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

●	Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable rent, deferred rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.

●	Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

●	Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, security services, outside cleaning services and delivery service fees.

●	Repairs and maintenance. Repairs and maintenance consist of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

●	Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 18 months of a restaurant’s operations.

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

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed STK or Kona Grill restaurant at either a leased or F&B location. Pre-opening expenses are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. Pre-opening expenses also include payroll and travel costs associated with our new restaurant opening training team. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity to our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

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

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2023	2022
Revenues:
Owned restaurant net revenue	$317,366	$300,859
Management, license and incentive fee revenue	15,403	15,779
Total revenues	332,769	316,638
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	75,727	75,365
Owned restaurant operating expenses	191,250	174,689
Total owned operating expenses	266,977	250,054
General and administrative (including stock-based compensation of $5,032 and $3,985 for the years ended December 31, 2023 and 2022, respectively)	30,751	29,081
Depreciation and amortization	15,664	12,134
Pre-opening expenses	8,855	5,519
Transaction costs	207	123
Lease termination expenses	—	257
COVID-19 related expenses	—	2,534
Other expenses	1,021	630
Total costs and expenses	323,475	300,332
Operating income	9,294	16,306
Other expenses, net:
Interest expense, net of interest income	7,028	2,113
Total other expenses, net	7,028	2,113
Income before provision for income taxes	2,266	14,193
(Benefit) provision for income taxes	(1,760)	874
Net income	4,026	13,319
Less: net loss attributable to noncontrolling interest	(692)	(215)
Net income attributable to The ONE Group Hospitality, Inc.	$4,718	$13,534

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 31,
	2023	2022
Revenues:
Owned restaurant net revenue	95.4%	95.0%
Management, license and incentive fee revenue	4.6%	5.0%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	23.9%	25.0%
Owned restaurant operating expenses (1)	60.3%	58.1%
Total owned operating expenses (1)	84.1%	83.1%
General and administrative (including stock-based compensation of 1.5% and 1.3% for the years ended December 31, 2023 and 2022, respectively)	9.2%	9.2%
Depreciation and amortization	4.7%	3.8%
Pre-opening expenses	2.7%	1.7%
Transaction costs	0.1%	0.0%
Lease termination expenses	—%	0.1%
COVID-19 related expenses	—%	0.8%
Other expenses	0.3%	0.2%
Total costs and expenses	97.2%	94.9%
Operating income	2.8%	5.1%
Other expenses, net:
Interest expense, net of interest income	2.1%	0.7%
Total other expenses, net	2.1%	0.7%
Income before provision for income taxes	0.7%	4.5%
(Benefit) provision for income taxes	(0.5)%	0.3%
Net income	1.2%	4.2%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.1)%
Net income attributable to The ONE Group Hospitality, Inc.	1.4%	4.3%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$4,718	$13,534
Net loss attributable to noncontrolling interest	(692)	(215)
Net income	4,026	13,319
Interest expense, net of interest income	7,028	2,113
(Benefit) provision for income taxes	(1,760)	874
Depreciation and amortization	15,664	12,134
EBITDA	24,958	28,440
Pre-opening expenses	8,855	5,519
Stock-based compensation	5,032	3,985
Transaction costs	207	123
COVID-19 related expenses	—	2,534
Lease termination expense (1)	—	257
Non-cash rent (2)	(340)	(164)
Other expenses	1,021	630
Adjusted EBITDA	39,733	41,324
Adjusted EBITDA attributable to noncontrolling interest	(339)	72
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$40,072	$41,252
(1)	Lease termination expense are costs associated with closed, abandoned and disputed locations or leases.
(2)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the year ended December 31,
	2023	2022
Operating income as reported	$9,294	$16,306
Management, license and incentive fee revenue	(15,403)	(15,779)
General and administrative	30,751	29,081
Depreciation and amortization	15,664	12,134
COVID-19 related expenses	—	2,534
Pre-opening expenses	8,855	5,519
Lease termination expense	—	257
Transaction costs	207	123
Other expenses	1,021	630
Restaurant Operating Profit	$50,389	$50,805
Restaurant Operating Profit as a percentage of owned restaurant net revenue	15.9%	16.9%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the year ended December 31,
	2023	2022
STK restaurant operating profit (Company owned)	$38,531	$37,259
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	20.9%	21.5%
Kona Grill restaurant operating profit	$12,305	$13,695
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	9.3%	10.8%

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2023
Total revenues	$198,679	$131,716	$1,999	$375	$332,769
Operating income (loss)	38,890	2,189	187	(31,972)	9,294
Capital asset additions	$28,426	$21,450	$123	$3,551	$53,550
As of December 31, 2023
Total assets	$153,769	$97,840	$5,868	$59,768	$317,245

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2022
Total revenues	$187,402	$126,341	$2,344	$551	$316,638
Operating income (loss)	40,343	7,217	1,282	(32,536)	16,306
Capital asset additions	$19,116	$10,496	$139	$2,878	$32,629
As of December 31, 2022
Total assets	$113,911	$78,691	$5,746	$92,676	$291,024

Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $16.5 million, or 5.5%, to $317.4 million for 2023 from $300.9 million for 2022. The increase was primarily attributable to a full year of sales for two STK restaurants that opened in the second half of 2022, the opening of three STK restaurants in the fourth quarter of 2023 and the opening of three Kona Grill restaurants during 2023. Comparable restaurant sales decreased 2.7% in 2023 compared to 2022.

Management, license and incentive fee revenue. Management and license fee revenues decreased $0.4 million, or 2.4%, to $15.4 million for 2023 from $15.8 million for 2022. The decrease was primarily attributable to the non-renewal of the management agreement for Radio at the ME London hotel.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $0.3 million, or 0.5%, to $75.7 million for 2023 from $75.4 million for 2022. The increase was due to the incremental sales increases noted above from the opening of eight new venues since August 2022. As a percentage of revenues, cost of sales decreased 110 basis points to 23.9% for 2023 from 25.0% for 2022 primarily due to product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $16.6 million, or 9.5%, to $191.3 million for 2023 from $174.7 million for 2022. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 220 basis points from 58.1% in 2022 to 60.3% for 2023 primarily due to higher labor costs driven by wage inflation and investments in anticipation of growth, increased marketing expenses and general operating cost inflation.

General and administrative. General and administrative costs increased $1.7 million, or 5.7%, to $30.8 million for 2023 from $29.1 million for 2022. The increase was attributable to increased stock-based compensation expense and additional investments required ahead of new restaurant openings partially offset by lower incentive-based performance compensation. As a percentage of revenues, general and administrative costs were 9.2% in both 2023 and 2022.

Depreciation and amortization. Depreciation and amortization expense increased $3.6 million to $15.7 million for 2023 from $12.1 million for 2022. The increase was primarily attributable to the opening of eight new owned venues since August 2022 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. We incurred $8.9 million of pre-opening expenses primarily related to payroll, training, and non-cash rent for six STK and Kona Grill restaurants which opened in 2023 as well as STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $1.8 million.

Pre-opening expenses for 2022 were $5.5 million primarily related costs associated with STK San Francisco which opened August 2022, STK Dallas which opened November 2022, and restaurants opened in 2023. Total pre-opening expenses related to non-cash rent were $1.1 million.

Detail of pre-opening expenses by category is provided in the tables below for 2023 and 2022 (in thousands).

Year ended December 31, 2023	Preopen Expenses	Preopen Rent	Total
Training Team	$3,845	$—	$3,845
Restaurants	3,213	1,797	5,010
Total	$7,058	$1,797	$8,855

Year ended December 31, 2022	Preopen Expenses	Preopen Rent	Total
Training Team	$1,186	$—	$1,186
Restaurants	3,200	1,133	4,333
Total	$4,386	$1,133	$5,519
(1)	Cash rent paid was $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Other expenses. Other expenses were $1.0 million for 2023 primarily related to litigation expenses compared to other expenses of $0.6 million for 2022 composed primarily of trademark defense and litigation expenses.

Interest expense, net of interest income. Interest expense, net of interest income, was approximately $7.0 million and $2.1 million for 2023 and 2022, respectively. We borrowed $50.0 million on the delayed draw term loan facility in December 2022. The weighted average interest rate for 2023 was 11.9% compared to 6.9% for 2022.

(Benefit) provision for income taxes. The benefit for income taxes for 2023 was ($1.8) million compared to provision for income taxes of $0.9 million for 2022. Our effective tax rate was (77.7)% and 6.2% for the years ended December 31, 2023 and 2022, respectively. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; and (iv) windfall tax benefits from equity compensation offset by compensation limited for certain individuals with compensation in excess of $1 million.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to a net loss of $0.7 million for 2023 compared to net loss of $0.2 million for 2022.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our credit agreement. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of December 31, 2023, we had cash and cash equivalents of $21.0 million. We had $73.5 million in long-term debt, which consisted of borrowings under our Credit Agreement as of December 31, 2023. As of December 31, 2023, the availability on our revolving credit facility was $10.6 million, subject to the restrictions described in Note 5 to our consolidated financial statements.

Capital expenditures in 2023 were $53.5 million of which $41.8 million primarily related to the construction of six new STK and Kona Grill restaurants and several restaurants that were under development as of December 31, 2023. We spent $8.4 million on maintenance capital expenditures for existing restaurants which included additional furniture, fixtures and equipment commensurate with the higher sales volumes at our restaurants. In addition, we spent approximately $2.9 million for furniture, fixtures and equipment for restaurants that we plan to open in the future. Net capital expenditures, inclusive of $4.7 million in landlord contributions, was $48.8 million for 2023. We expect to receive between $1.5 million to $2.1 million in landlord contributions in the next three months.

Capital expenditures by type for 2023 and 2022 is provided below (in thousands).

Year Ended December 31, 2023	STK	Kona Grill	Other	Total
New Venues	$24,574	$17,234	$2,865	$44,673
Maintenance	4,294	4,134	—	8,428
Other	—	—	449	449
Total(1)	$28,868	$21,368	$3,314	$53,550

Year Ended December 31, 2022	STK	Kona Grill	Other	Total
New Venues	$12,555	$5,226	$2,258	$20,039
Maintenance	5,279	4,748	—	10,027
Other	409	413	1,741	2,563
Total(1)	$18,243	$10,387	$3,999	$32,629
(1)	Exclusive of landlord contributions of $4.7 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

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

Credit Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provided for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

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

The Company borrowed $50.0 million on the delayed draw term facility on December 28, 2022. The delayed draw term loan is payable in quarterly installments of $0.25 million beginning December 31, 2023, with the final payment due in August 2026.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%.

As of December 31, 2023, we were in compliance with the covenants under the amended Credit Agreement. Based on current projections, we believe that we will continue to comply with the covenants in the Credit Agreement, as amended, throughout the twelve months following the issuance of the financial statements.

See Note 5 and Note 14 to our consolidated financial statements for further information on our long-term debt and commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a gross cash investment of approximately $515 to $675 per square foot, exclusive of $200 per square foot in landlord contributions. STK restaurants opened in 2023 had a gross cost per square foot of $690 and $125 per square foot in landlord contributions with an average size of 10,386 square feet. For owned Kona Grill restaurants, where we build from a shell state, we have typically targeted a restaurant size of 7,000 square feet with a gross cash investment of approximately $510 per square foot, exclusive of $150 per square foot in landlord contributions. Kona Grill restaurants opened in 2023 had a gross cost per square foot of $600 and $90 per square foot in landlord contributions with an average size of 8,631 square feet. In situations where we add functional space and build an STK or Kona Grill restaurant with a mezzanine, covered patio, or rooftop, costs per square feet will increase. Typical cash pre-opening costs are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects are primarily funded by cash flows from operations and equipment financing, depending upon the timing of these expenditures and cash availability.

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

Cash Flows

The following table summarizes the statement of cash flows for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	For the year ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$30,781	$25,251
Investing activities	(53,550)	(32,629)
Financing activities	(11,248)	39,102
Effect of exchange rate changes on cash	(57)	(217)
Net (decrease) increase in cash and cash equivalents	$(34,074)	$31,507

Operating Activities. Net cash provided by operating activities was $30.8 million for 2023 compared to $25.3 million for 2022. The increase in net cash provided by operating activities during 2023 compared to 2022 was primarily attributable to higher accounts payable and accrued expenses attributable to the timing of payments.

Investing Activities. Net cash used in investing activities for 2023 was $53.5 million primarily for the construction of six restaurants opened in 2023 and new restaurants under development, as well as capital expenditures for existing restaurants compared to $32.6 million for 2022.

Financing Activities. Net cash used by financing activities was $11.2 million for 2023 primarily attributable to $7.9 million of shares purchased under our stock buyback plan compared to net cash provided by financing activities of $39.1 million for 2022. During 2022, we borrowed $50.0 million under the amended Credit Agreement, partially offset by $7.1 million in purchases of common stock and $2.0 million to pay employee taxes for shares withheld upon vesting of restricted stock units.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a detailed description of recent accounting pronouncements.

Critical Accounting Estimates

Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.

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

As of December 31, 2023, we had a valuation allowance of $0.6 million that relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Our income taxes are impacted by the enactment of the Tax Cuts and Job Act in December 2017 (the “TCJA”), which, amongst other things, enacted global intangible low-taxed income provisions that do not allow us to defer the earnings of our subsidiaries in the U.K. and Italy.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2023 were $139.9 million and $95.1 million, respectively.

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

For the years ended December 31, 2023 and 2022, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant long-lived assets were impaired and therefore, no impairment loss related to long-lived assets has been recognized.

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

Inflation

Inflation significantly affected our operations in 2022 and 2023, to a lesser extent. The impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price increases, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Interest Rate Risk

Under our Credit Agreement, we are exposed to market risk from changes in interest rates on our borrowings. Borrowings under the Credit Agreement are subject to rates based on SOFR plus an interest rate margin of 6.5%. As of December 31, 2023, we had $73.5 million of borrowings subject to variable interest rates.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange risk for our restaurants operating in the United Kingdom, Europe, Canada, Mexico and the Middle East. If foreign currency exchange rates depreciate in these countries or regions, or any other country or region in which we may operate in the future, we may experience declines in our international operating results but such exposure would not be material to the consolidated financial statements. We currently do not use financial instruments to hedge foreign currency exchange rate changes.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ONE Group Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 14, 2024

Item 9B. Other Information

(c) Trading Plans

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2)	Financial Statement Schedules. None.

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

Dated: March 14, 2024

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 14, 2024
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 14, 2024
Tyler Loy	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 14, 2024
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 14, 2024
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 14, 2024
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 14, 2024
Eugene Bullis

/s/ SUSAN LINTONSMITH	Director	March 14, 2024
Susan Lintonsmith

/s/ HAYDEE OLINGER	Director	March 14, 2024
Haydee Olinger

/s/ MICHAEL SERRUYA	Director	March 14, 2024
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 26, 2020).
4.2	Form of Common Stock Purchase Warrant dated as of November 15, 2017 (Incorporated by reference to Form 8-K filed on November 16, 2017).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2022).
10.4†	Amended and Restated Employment Agreement between Emanuel N. Hilario and The ONE Group Hospitality, Inc. dated September 2, 2022 (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.5†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 28, 2021).
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

10.14†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1	The ONE Group Hospitality, Inc. Clawback Policy.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH* 104	Inline XBRL Taxonomy Extension Schema Document Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The ONE Group Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Long-Lived Asset Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Long-lived assets, which includes property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is performed at the individual restaurant level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net, and the Operating lease right-of-use assets as of December 31, 2023 were $139.9 million and $95.1 million, respectively. For the year ended December 31, 2023, no impairment loss related to long-lived assets was recognized.

We identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of long-lived assets. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators and the reasonableness of management’s undiscounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s long lived asset impairment indicator evaluation and undiscounted future cash flow analysis.

●	We evaluated the Company’s evaluation of impairment indicators by:

-	Testing long-lived restaurant assets for indications of impairment, including evaluating locations with current period losses or projected losses

-	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit.

-	Inspecting minutes of the board of directors, the Company's public statements, operating plans, and industry data to identify any evidence that may contradict management's assumptions.

●	We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to (1) the Company’s historical results, (2) internal communications to management and the Board of Directors, (3) external communications made publicly by management, and (4) industry data.
●	We tested the completeness and accuracy of the underlying source information used by management to identify quantitative indicators of impairment.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 14, 2024

We have served as the Company's auditor since 2021.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$21,047	$55,121
Accounts receivable	17,264	15,220
Inventory	6,184	5,728
Other current assets	1,809	2,091
Due from related parties	376	376
Total current assets	46,680	78,536

Property and equipment, net	139,908	94,087
Operating lease right-of-use assets	95,075	85,161
Deferred tax assets, net	14,757	12,323
Intangibles, net	15,306	15,290
Other assets	4,636	4,774
Security deposits	883	853
Total assets	$317,245	$291,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,089	$13,055
Accrued expenses	28,333	22,409
Deferred gift card revenue and other	2,077	2,115
Current portion of operating lease liabilities	6,897	6,336
Current portion of long-term debt	1,500	1,500
Other current liabilities	266	256
Total current liabilities	58,162	45,671

Operating lease liabilities, net of current portion	120,481	105,247
Long-term debt, net of current portion	70,410	70,544
Other long-term liabilities	832	972
Total liabilities	249,885	222,434

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,560,428 issued and 31,283,975 outstanding at December 31, 2023 and 32,829,995 shares issued and 31,735,423 outstanding at December 31, 2022	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 2,276,453 and 1,094,572 shares at cost at December 31, 2023 and December 31, 2022, respectively	(15,051)	(7,169)
Additional paid-in capital	58,270	55,583
Retained earnings	28,884	24,166
Accumulated other comprehensive loss	(2,930)	(2,869)
Total stockholders’ equity	69,176	69,714
Noncontrolling interests	(1,816)	(1,124)
Total equity	67,360	68,590
Total liabilities and equity	$317,245	$291,024

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2023	2022
Revenues:
Owned restaurant net revenue	$317,366	$300,859
Management, license and incentive fee revenue	15,403	15,779
Total revenues	332,769	316,638
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	75,727	75,365
Owned restaurant operating expenses	191,250	174,689
Total owned operating expenses	266,977	250,054
General and administrative (including stock-based compensation of $5,032 and $3,985 for the years ended December 31, 2023 and 2022, respectively)	30,751	29,081
Depreciation and amortization	15,664	12,134
Pre-opening expenses	8,855	5,519
Transaction costs	207	123
Lease termination expenses	—	257
COVID-19 related expenses	—	2,534
Other expenses	1,021	630
Total costs and expenses	323,475	300,332
Operating income	9,294	16,306
Other expenses, net:
Interest expense, net of interest income	7,028	2,113
Total other expenses, net	7,028	2,113
Income before provision for income taxes	2,266	14,193
(Benefit) provision for income taxes	(1,760)	874
Net income	4,026	13,319
Less: net loss attributable to noncontrolling interest	(692)	(215)
Net income attributable to The ONE Group Hospitality, Inc.	$4,718	$13,534
Currency translation loss	(61)	(224)
Comprehensive income attributable to The One Group Hospitality, Inc.	$4,657	$13,310

Net income attributable to The ONE Group Hospitality, Inc. per share:
Basic net income per share	$0.15	$0.42
Diluted net income per share	$0.15	$0.40

Shares used in computing basic income per share	31,556,437	32,400,515
Shares used in computing diluted income per share	32,287,864	33,871,797

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	earnings	loss	equity	interests	Total
Balance at January 1, 2022	32,125,762	$3	$(37)	$53,481	$10,632	$(2,645)	$61,434	$(909)	$60,525
Stock-based compensation	40,573	—	—	3,985	—	—	3,985	—	3,985
Exercise of stock options and warrants	65,000	—	—	138	—	—	138	—	138
Issuance of vested restricted shares, net of tax withholding	586,026	—	—	(2,021)	—	—	(2,021)	—	(2,021)
Purchase of treasury stock	(1,081,938)	—	(7,132)	—	—	—	(7,132)	—	(7,132)
Loss on foreign currency translation, net	—	—	—	—	—	(224)	(224)	—	(224)
Net income (loss)	—	—	—	—	13,534	—	13,534	(215)	13,319
Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	79,445	—	—	5,032	—	—	5,032	—	5,032
Exercise of stock options and warrants	162,000	—	—	310	—	—	310	—	310
Issuance of vested restricted shares, net of tax withholding	488,988	—	—	(2,655)	—	—	(2,655)	—	(2,655)
Purchase of treasury stock	(1,181,881)	—	(7,882)	—	—	—	(7,882)	—	(7,882)
Loss on foreign currency translation, net	—	—	—	—	—	(61)	(61)	—	(61)
Net income (loss)	—	—	—	—	4,718	—	4,718	(692)	4,026
Balance at December 31, 2023	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022
Operating activities:
Net income	$4,026	$13,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,664	12,134
Stock-based compensation	5,032	3,985
Amortization of debt issuance costs	745	373
Deferred taxes	(2,434)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,056)	(3,858)
Inventory	(456)	(1,813)
Other current assets	340	1,574
Security deposits	(30)	5
Other assets	(552)	(1,169)
Accounts payable	2,911	886
Accrued expenses	1,608	(4,001)
Operating lease liabilities and right-of-use assets	5,880	2,805
Other liabilities	103	1,021
Net cash provided by operating activities	30,781	25,251
Investing activities:
Purchase of property and equipment	(53,550)	(32,629)
Net cash used in investing activities	(53,550)	(32,629)

Financing activities:
Borrowings of long-term debt	—	55,000
Repayments of long-term debt and financing lease liabilities	(1,021)	(5,551)
Debt issuance costs	—	(1,332)
Exercise of stock options and warrants	310	138
Tax-withholding obligation on stock-based compensation	(2,655)	(2,021)
Purchase of treasury stock	(7,882)	(7,132)
Net cash (used in) provided by financing activities	(11,248)	39,102
Effect of exchange rate changes on cash	(57)	(217)
Net (decrease) increase in cash and cash equivalents	(34,074)	31,507
Cash and cash equivalents, beginning of year	55,121	23,614
Cash and cash equivalents, end of year	$21,047	$55,121
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$5,313	$1,556
Income taxes paid, net of refunds	$720	$789
Accrued purchases of property and equipment	$12,575	$5,125

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

As of December 31, 2023, the Company owned, operated, managed or licensed 65 venues including 27 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 11 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2023 and 2022.

Accounts Receivable

The Company’s receivables arise from credit cards, management agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. Accounts receivable from credit card processors and third-party delivery services at December 31, 2023 and 2022 was $7.6 million and $6.4 million, respectively. Receivables from the Company’s management, license and hotel partners were $8.2 million and $7.0 million at December 31, 2023 and 2022, respectively.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. As of December 31, 2023 and 2022, food inventories were $4.0 million and $3.7 million, respectively, and beverage inventories were $2.2 million and $2.0 million, respectively.

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

Intangible Assets

Intangible assets consist of the indefinite-lived “Kona Grill” trade name and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 years. As of December 31, 2023 and 2022, the gross carrying amount of the Kona Grill trade name intangible was $17.4 million. As of December 31, 2023 and 2022 the gross carrying amount of the other finite-lived intangible assets were $0.1 million. The amortization expense was nominal and $0.2 million for the years ending December 31, 2023 and 2022, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is a nominal amount annually.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows exclusive of operating lease payments, expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, exclusive of operating lease payments, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2023 were $139.9 million and $95.1 million, respectively. For the year ended December 31, 2023, no impairment loss related to long-lived assets has been recognized.

For the years ended December 31, 2023 and 2022, the Company did not identify any event or changes in circumstances that indicated that the carrying values of its restaurant assets were impaired.

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

The Company has a loyalty program for Kona Grill to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2023 and 2022 the deferred revenue allocated to loyalty points that have not been redeemed was $0.2 million, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations and comprehensive income as a component of owned restaurant net revenue. For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million and $0.3 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2023 and 2022 were $8.9 million and $5.5 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $10.4 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive compensation plan under which it may grant options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services to the Company. Restricted stock and restricted stock units (“RSUs”) that vest on the passage of time are valued using the closing stock price on the date of grant. For RSUs with both a market condition and time element, the fair value was calculated using the Monte Carlo Simulation.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and RSUs. Refer to Note 9 for the calculations of basic and diluted earnings per share.

Segment Reporting

The Company has identified the following four reportable operating segments: STK, Kona Grill, ONE Hospitality and Corporate. Refer to Note 12 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2023 and 2022.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or losses are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to a loss of approximately $0.1 million and $0.2 million during 2023 and 2022, respectively.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

Note 3 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Furniture, fixtures and equipment	$49,753	$33,372
Leasehold improvements	130,136	89,121
Less: accumulated depreciation and amortization	(60,128)	(47,528)
Subtotal	119,761	74,965
Construction in progress	17,044	16,276
Restaurant smallwares	3,103	2,846
Total	$139,908	$94,087

Depreciation and amortization related to property and equipment amounted to $15.1 million and $11.7 million for the years ended December 31, 2023 and 2022, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
New restaurant construction	$6,318	$1,903
Payroll and related	5,655	5,249
VAT and sales taxes	4,238	4,118
Amounts due to landlords	2,753	2,949
Interest	2,396	268
Legal, professional and other services	1,364	626
Insurance	545	742
Income taxes and related	30	156
Other (1)	5,034	6,398
Total	$28,333	$22,409

(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Term loan agreements	$23,750	$24,250
Revolving credit facility	—	—
Delayed draw term facility	49,750	50,000
Total long-term debt	73,500	74,250
Less: current portion of long-term debt	(1,500)	(1,500)
Less: debt issuance costs	(1,590)	(2,206)
Total long-term debt, net of current portion	$70,410	$70,544

Future minimum loan payments:
2024	$1,500
2025	1,500
2026	70,500
Total	$73,500

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $7.4 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. Capitalized interest was $1.6 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

As of both December 31, 2023 and 2022, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On October 4, 2019, in conjunction with the acquisition of Kona Grill, the Company entered into a Credit Agreement with Goldman Sachs Bank USA. On August 6, 2021, the Company entered into the Third Amendment to the Credit Agreement to extend the maturity date for both the term loan and revolving credit facility to August 2026, to eliminate all financial covenants except a maximum net leverage ratio of 2.00 to 1.00, and to eliminate restrictions on the maximum amount of capital expenditures, the maximum number of Company-owned new locations, and credit extensions under the revolving credit facility. As amended, the Credit Agreement provided for a secured revolving credit facility of $12.0 million and a $25.0 million term loan (reduced from $48.0 million). The term loan is payable in quarterly installments of $0.1 million, with the final payment due in August 2026.

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

The Company borrowed $50.0 million on the delayed draw term facility on December 28, 2022. The delayed draw term loan is payable in quarterly installments of $0.25 million beginning December 31, 2023, with the final payment due in August 2026.

Loans under the amended Credit Agreement bear interest at a rate per annum using the SOFR rate subject to a 1.00% floor plus an interest rate margin of 6.50%.

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of December 31, 2023 and December 31, 2022 was 12.40% and 10.31%, respectively.

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

As of December 31, 2023, the Company had $1.6 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.3 million in debt issuance costs recorded in other assets on the consolidated balance sheets. As of December 31, 2023, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 6 - Income Taxes

The components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2023	2022
Domestic	$2,077	$14,051
Foreign	189	142
Total	$2,266	$14,193

The components of the Company’s provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and local	638	808
Foreign	35	75
Total current	673	883
Deferred:
Federal	(2,550)	(429)
State and local	117	420
Foreign		—
Total deferred	(2,433)	(9)
Total provision for income taxes	$(1,760)	$874

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2023	2022
Income tax provision at federal statutory rate	21.0%	21.0%
State and local taxes	26.5%	7.6%
FICA tip credit	(151.2)%	(22.5)%
Compensation subject to IRC Section 162(m)	52.3%	8.6%
Equity based compensation	(33.1)%	(9.3)%
Non-controlling interest	6.4%	—%
Other items, net	0.4%	0.8%
Effective income tax rate	(77.7)%	6.2%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$23,798	$18,871
Stock compensation	371	415
FICA tip credit carryforward	18,312	13,976
Net operating loss	5,543	3,203
Goodwill	753	906
Inventory	52	20
Charitable contributions carryforward	26	3
Foreign tax credit carryforward	622	622
Deferred revenue	126	190
State and local tax credit carryforward	78	135
Expenses not deductible until paid	83	298
IRC 163(j) disallowed interest carryforward	2,152	483
Debt issuance costs	82	113
Kona Grill related acquisition costs	693	755
Total deferred tax assets	52,691	39,990
Deferred tax liabilities:
Operating lease right-of-use assets	(17,360)	(13,974)
Depreciation and amortization	(19,888)	(13,064)
Other	(64)	(7)
Total deferred tax liabilities	(37,312)	(27,045)
Valuation allowance	(622)	(622)
Net deferred tax assets	$14,757	$12,323

Tax Carryforwards

As of December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of $25.2 million which have no expiration date. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. The state NOLs expire at various dates from 2036 to 2043. The state and local tax credit carryforwards expire at various dates from 2024 through 2029.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings. As of both December 31, 2023 and December 31, 2022, the Company had a valuation allowance of $0.6 million related to foreign tax credits the Company does not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2023	2022
Balance, beginning of year	$46	$447
Increase related to current year positions	—	—
Decrease related to prior period positions	(46)	(401)
Balance, end of year	$—	$46

Included in the balance of unrecognized tax benefits as of December 31, 2023 and December 31, 2022, are zero and less than $0.1 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2020 through 2022. The Company’s state and local tax filings remain subject to examination for tax years 2019 through 2022. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

The Company’s foreign income tax returns prior to fiscal year 2020 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 7 – Revenue recognition

The following table provides information about contract receivables and liabilities from contracts with customers, which include deferred license revenue, deferred gift card revenue and the Konavore rewards program and deposits from customers for future events (in thousands):

	December 31,	December 31,
	2023	2022
Deferred license revenue (1)	218	297
Deferred gift card revenue (2)	1,716	1,680
Advanced party deposits (2)	361	435
Konavore rewards program (3)	177	163
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Revenue recognized from deferred license revenue	$79	$79
Revenue recognized from deferred gift card revenue	1,325	1,295
Revenue recognized from advanced party deposits	279	248

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2023 were as follows for each year ending (in thousands):

2024	$44
2025	44
2026	37
2027	34
2028	34
Thereafter	25
Total future estimated deferred license revenue	$218

Note 8 – Leases

The components of lease expense for the period were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Lease cost
Operating lease cost	$16,466	$14,587
Finance lease cost
Amortization of ROU assets	210	59
Interest on lease liabilities	82	25
Total finance lease cost	292	84
Variable lease cost (1)	12,158	11,373
Short-term lease cost	1,114	945
Total lease cost	$30,030	$26,989

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	5 years
Weighted average discount rate
Operating leases	8.74%	8.40%
Finance leases	9.17%	8.96%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the consolidated balance sheet were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Finance lease right-of-use assets (1)	$850	$942
Current portion of finance lease liabilities (1)	222	177
Long-term portion of finance lease liabilities (1)	658	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 31,	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,968	$13,297
Operating cash flows from finance leases	$210	$59
Financing cash flows from finance leases	$271	$51
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,699	$5,487
Finance leases	$118	$1,000

The Company has entered into six operating leases for future restaurants that have not commenced as of December 31, 2023. The present value of the aggregate future commitment related to these leases totals $6.9 million. The Company expects these leases, which have initial lease terms of 10 years, to commence within the next twelve months.

As of December 31, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2024	$10,324
2025	17,373
2026	17,177
2027	17,565
2028	10,192
Thereafter	160,373
Total lease payments	233,004
Less: imputed interest	(105,626)
Present value of operating lease liabilities	$127,378

As of December 31, 2023, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2024	$289
2025	266
2026	266
2027	221
Total lease payments	1,042
Less: imputed interest	(162)
Present value of finance lease liabilities	$880

Note 9 – Earnings per share

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

For the years ended December 31, 2023 and 2022, earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2023	2022
Net income attributable to The ONE Group Hospitality, Inc.	$4,718	$13,534

Basic weighted average shares outstanding	31,556,437	32,400,515
Dilutive effect of stock options, warrants and restricted share units	731,427	1,471,282
Diluted weighted average shares outstanding	32,287,864	33,871,797

Net income available to common stockholders per share - Basic	$0.15	$0.42
Net income available to common stockholders per share - Diluted	$0.15	$0.40

For the years ended December 31, 2023 and 2022, stock options, warrants and restricted share units totaling 0.5 million and less than 0.1 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 10 – Stockholders’ Equity

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2023 and 2022, there are 31.3 million and 31.7 million shares of common stock outstanding, respectively.

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. During the years ended December 31, 2023, and 2022, the Company purchased 1.2 million and 1.1 million shares for aggregate consideration of $7.9 million and $7.1 million, respectively. As of December 31, 2023, the Company had completed the repurchase program.

Warrants

During 2023, warrants to purchase 125,000 shares of common stock at an exercise price of $1.63 per share were exercised. There were no warrants outstanding as of December 31, 2023.

Dividends

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in 2023 or 2022.

Preferred Stock

The Company is authorized by its amended and restated certificate of incorporation to issue 10.0 million shares of preferred stock, par value $0.0001 per share. The Company’s Board may designate the rights, powers and preferences of the preferred stock, which may have superior rights to common shareholders in terms of liquidation and dividend preference, voting and other rights. As of December 31, 2023 and 2022, the Board had not designated the rights of the preferred stock and there were no outstanding shares of preferred stock.

Note 11 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors a qualified defined contribution retirement plan (the “401(k) Plan”) covering all eligible employees, as defined in the 401(k) Plan. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plan are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2023 and 2022.

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

Effective May 18, 2022, the Board and the Company’s stockholders approved a 4,500,000 increase to the number of shares of common stock authorized for issuance under the Equity Incentive Plan, bringing the maximum aggregate limit to 11,573,922 shares. As of December 31, 2023, the Company had 3,717,186 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost for 2023 and 2022 was $5.0 million and $4.0 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.5 million and $0.3 million of unrestricted stock granted to directors for 2023 and 2022, respectively. Such grants were awarded consistent with the Board’s compensation practices. Stock-based compensation for 2023 and 2022 included $0.7 million and $0.2 million of compensation costs for market condition-based restricted stock units (“RSU”). Refer to discussion of CEO RSUs below.

Stock Option Activity

Changes in outstanding stock options during the years ended December 31, 2023 and 2022 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at January 1, 2022	1,252,352	$3.36
Vested	—	—
Exercised	(65,000)	2.13
Cancelled, expired or forfeited	—	—
Outstanding at December 31, 2022	1,187,352	3.43	2.84 years	$3,811
Vested	-	-
Exercised	(37,000)	2.87
Cancelled, expired or forfeited	(476,410)	4.62
Outstanding at December 31, 2023	673,942	2.35	3.24 years	$2,540

There were no stock options granted in 2023 or 2022.

A summary of the status of the Company’s non-vested stock options as of December 31, 2023 and 2022 and changes during the years then ended, is presented below:

Weighted average
	Shares	grant date fair value
Non-vested stock options at January 1, 2022	125,667	$1.00
Granted	—	—
Vested	(125,667)	1.00
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2022	—	$—
Granted	—	—
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2023	—	$—

The fair value of options that vested in the year ended December 31, 2022 was $0.1 million.

Restricted Stock Unit Activity

The Company issues restricted stock units under the 2019 Equity Plan. The fair value of RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date, except for the RSUs discussed below.

Awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (“CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and will amortize this amount evenly over 48 months. For 2023 and 2022, the Company recorded $0.7 and $0.2 million, respectively, of stock-based compensation expense associated with these awards.

A summary of the status of RSUs and changes during the years ended December 31, 2023 and 2022 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at January 1, 2022	1,690,010	$4.98
Granted	983,147	7.31
Vested	(742,781)	3.82
Cancelled, expired or forfeited	(90,944)	6.38
Non-vested RSUs at December 31, 2022	1,839,432	$6.62
Granted	509,968	7.21
Vested	(851,503)	5.69
Cancelled, expired or forfeited	(102,341)	6.74
Non-vested RSUs at December 31, 2023	1,395,556	$7.49

As of December 31, 2023, the Company had approximately $8.2 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 2.2 years.

Note 12 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new restaurants.

●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants.

●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, not including STK or Kona Grill, which include Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.

●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the years ended December 31, 2023 and 2022 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2023
Total revenues	$198,679	$131,716	$1,999	$375	$332,769
Operating income (loss)	38,890	2,189	187	(31,972)	9,294
Capital asset additions	$28,426	$21,450	$123	$3,551	$53,550
As of December 31, 2023
Total assets	$153,769	$97,840	$5,868	$59,768	$317,245

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the year ended December 31, 2022
Total revenues	$187,402	$126,341	$2,344	$551	$316,638
Operating income (loss)	40,343	7,217	1,282	(32,536)	16,306
Capital asset additions	$19,116	$10,496	$139	$2,878	$32,629
As of December 31, 2022
Total assets	$113,911	$78,691	$5,746	$92,676	$291,024

Note 13 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2023 and 2022 is provided below (in thousands).

	For the year ended December 31,
	2023	2022
Domestic revenues	$327,627	$311,119
International revenues	5,142	5,519
Total revenues	$332,769	$316,638

	December 31,	December 31,
	2023	2022
Domestic long-lived assets	$269,052	$211,143
International long-lived assets	1,513	1,345
Total long-lived assets	$270,565	$212,488

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