Form 10-Q
period 2024-03-31
ONE Group Hospitality, Inc.
filed 2024-05-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

Number of shares of common stock outstanding as of April 30, 2024:  31,419,869

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,374	$21,047
Accounts receivable	12,172	17,264
Inventory	5,395	6,184
Other current assets	4,646	1,809
Due from related parties	376	376
Total current assets	37,963	46,680

Property and equipment, net	147,304	139,908
Operating lease right-of-use assets	87,900	95,075
Deferred tax assets, net	15,141	14,757
Intangibles, net	15,305	15,306
Other assets	4,819	4,636
Security deposits	883	883
Total assets	$309,315	$317,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,819	$19,089
Accrued expenses	31,525	28,333
Deferred gift card revenue and other	2,006	2,077
Current portion of operating lease liabilities	7,534	6,897
Current portion of long-term debt	1,856	1,500
Other current liabilities	310	266
Total current liabilities	59,050	58,162

Operating lease liabilities, net of current portion	113,191	120,481
Long-term debt, net of current portion	70,207	70,410
Other long-term liabilities	771	832
Total liabilities	243,219	249,885

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,584,949 issued and 31,308,496 outstanding at March 31, 2024 and 33,560,428 issued and 31,283,975 outstanding at December 31, 2023	3	3
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, 2,276,453 shares at cost at March 31, 2024 and December 31, 2023	(15,051)	(15,051)
Additional paid-in capital	59,504	58,270
Retained earnings	26,815	28,884
Accumulated other comprehensive loss	(2,998)	(2,930)
Total stockholders’ equity	68,273	69,176
Noncontrolling interests	(2,177)	(1,816)
Total equity	66,096	67,360
Total liabilities and equity	$309,315	$317,245

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended March 31,
	2024	2023
Revenues:
Owned restaurant net revenue	$81,508	$78,579
Management, license and incentive fee revenue	3,487	3,977
Total revenues	84,995	82,556
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,714	18,855
Owned restaurant operating expenses	49,638	46,827
Total owned operating expenses	68,352	65,682
General and administrative (including stock-based compensation of $1,358 and $1,320 for the three months ended March 31, 2024 and 2023, respectively)	7,534	7,484
Depreciation and amortization	5,260	3,656
Pre-opening expenses	2,914	1,299
Transaction and exit costs	1,523	—
Other expenses	32	157
Total costs and expenses	85,615	78,278
Operating (loss) income	(620)	4,278
Other expenses, net:
Interest expense, net of interest income	2,078	1,787
Total other expenses, net	2,078	1,787
(Loss) income before provision for income taxes	(2,698)	2,491
(Benefit) provision for income taxes	(268)	161
Net (loss) income	(2,430)	2,330
Less: net loss attributable to noncontrolling interest	(361)	(276)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,069)	$2,606
Currency translation loss	(68)	(70)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,137)	$2,536

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic net (loss) income per share	$(0.07)	$0.08
Diluted net (loss) income per share	$(0.07)	$0.08

Shares used in computing basic (loss) income per share	31,306,417	31,677,232
Shares used in computing diluted (loss) income per share	31,306,417	32,997,751

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share information)

						Accumulated
				Additional		other
	Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2023	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation		—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096

Balance at December 31, 2022	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock	(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(2,430)	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,260	3,656
Non-cash exit costs	263	—
Stock-based compensation	1,358	1,320
Amortization of debt issuance costs	185	186
Deferred taxes	(384)	(3)
Changes in operating assets and liabilities:
Accounts receivable	5,080	4,638
Inventory	789	731
Other current assets	(2,837)	(262)
Security deposits	—	(2)
Other assets	(408)	(246)
Accounts payable	(1,433)	(1,667)
Accrued expenses	4,433	(4,160)
Operating lease liabilities and right-of-use assets	522	611
Other liabilities	(20)	(511)
Net cash provided by operating activities	10,378	6,621

Investing activities:
Purchase of property and equipment	(15,795)	(11,852)
Net cash used in investing activities	(15,795)	(11,852)

Financing activities:
Repayments of long-term debt and financing lease liabilities	(68)	(229)
Tax-withholding obligation on stock-based compensation	(124)	(156)
Purchase of treasury stock	—	(735)
Net cash used in financing activities	(192)	(1,120)
Effect of exchange rate changes on cash	(64)	(71)
Net decrease in cash and cash equivalents	(5,673)	(6,422)
Cash and cash equivalents, beginning of period	21,047	55,121
Cash and cash equivalents, end of period	$15,374	$48,699
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$26	$1,969
Income taxes paid	$61	$15
Accrued purchases of property and equipment	$9,506	$4,235

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. As of March 31, 2024, the Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere.

As of March 31, 2024, the Company owned, operated, managed, or licensed 63 venues, including 28 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 8 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed or licensed, the Company generates management fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Furniture, fixtures and equipment	$49,744	$49,753
Leasehold improvements	134,127	130,136
Less: accumulated depreciation	(63,526)	(60,128)
Subtotal	120,345	119,761
Construction in progress	23,524	17,044
Restaurant smallwares	3,435	3,103
Total	$147,304	$139,908

Depreciation related to property and equipment was $5.3 million and $3.6 for the three months ended March 31, 2024 and 2023, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 3 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related	$5,385	$5,655
Interest	4,705	2,396
New restaurant construction	4,529	6,318
Legal, professional and other services	4,492	1,364
VAT and sales taxes	3,985	4,238
Amounts due to landlords	2,529	2,753
Insurance	316	545
Income taxes and related	90	30
Other (1)	5,494	5,034
Total	$31,525	$28,333
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term loan agreements	$23,750	$23,750
Revolving credit facility	—	—
Delayed draw term facility	49,750	49,750
Total long-term debt	73,500	73,500
Less: current portion of long-term debt	(1,856)	(1,500)
Less: debt issuance costs	(1,437)	(1,590)
Total long-term debt, net of current portion	$70,207	$70,410

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $2.0 million for both the three months ended March 31, 2024 and 2023. Capitalized interest was $0.3 million for the three months ended March 31, 2024. There was no capitalized interest for the three months ended March 31, 2023.

As of March 31, 2024, the Company had $1.4 million in standby letters of credit outstanding for certain restaurants and $10.6 million available in its revolving credit facility, subject to certain conditions.

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

On December 13, 2022, the Company entered into the Fourth Amendment to the Credit Agreement that:

●	Allows for a new $50.0 million delayed draw term facility, available to draw for twelve months and subject to a 1.75x Net Leverage Ratio incurrence test (as defined in the Credit Agreement) for permitted acquisitions, stock repurchases and new restaurant capital expenditures;
●	Allows the Company to redeem, repurchase or otherwise acquire its own capital stock in an aggregate amount of up to $50 million subject to a 1.75x Net Leverage Ratio incurrence test and no default or event of default; and
●	Changes the interest rate from London Interbank Offered Rate (“LIBOR”) plus a margin to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.

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

The Company’s weighted average interest rate on the borrowings under the amended Credit Agreement as of March 31, 2024 and December 31, 2023 was 12.15% and 12.40%, respectively.

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

As of March 31, 2024, the Company had $1.4 million of debt issuance costs related to the amended Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and $0.3 million in debt issuance costs recorded in Other Assets on the condensed consolidated balance sheets. As of March 31, 2024, the Company was in compliance with the financial covenants required by the Credit Agreement.

Note 5 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 31, 2024.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. The fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 6 – Income Taxes

Income taxes are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur. The Company recorded a benefit for income taxes of $0.3 million for the first quarter of 2024 compared to income tax expense of $0.2 million for the first quarter of 2023. The Company’s effective income tax rate including discrete events was 9.9% for the three months ended March 31, 2024 compared to 6.5% for the three months ended March 31, 2023. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the three months ended March 31, 2024 and 2023 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of March 31, 2024.

Note 7 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Konavore rewards program (in thousands):

	March 31,	December 31,
	2024	2023
Deferred license revenue (1)	$206	$218
Deferred gift card and gift certificate revenue (2)	$1,315	$1,716
Advanced party deposits (2)	$691	$361
Konavore rewards program (3)	$182	$177
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	March 31,	March 31,
	2024	2023
Revenue recognized from deferred license revenue	$12	$20
Revenue recognized from deferred gift card revenue	$595	$571
Revenue recognized from advanced party deposits	$361	$271

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2024 were as follows for each year ending (in thousands):

2024, nine months remaining	$32
2025	44
2026	37
2027	34
2028	34
Thereafter	25
Total future estimated deferred license revenue	$206

Note 8 – Leases

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	March 31,	March 31,
	2024	2023
Lease cost
Operating lease cost	$4,289	$3,894
Finance lease cost
Amortization of ROU assets	55	51
Interest on lease liabilities	19	21
Total finance lease cost	74	72
Variable lease cost (1)	3,089	2,610
Short-term lease cost	316	275
Total lease cost	$7,768	$6,851

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	5 years
Weighted average discount rate
Operating leases	8.79%	8.45%
Finance leases	9.16%	9.01%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the condensed consolidated balance sheet were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Finance lease right-of-use assets (1)	$794	$850
Current portion of finance lease liabilities (1)	266	222
Long-term portion of finance lease liabilities (1)	609	658
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 31,	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,171	$3,472
Operating cash flows from finance leases	$55	$51
Financing cash flows from finance leases	$68	$104
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$3,178
Finance leases	$—	$41

The Company has entered into six operating leases for future restaurants that have not commenced as of March 31, 2024. The present value of the aggregate future commitment related to these leases totals $6.8 million. The Company expects these leases, which have an initial lease term of 10 years, to commence within the next twelve months.

During the three months ended March 31, 2024, the Company decided not to renew the lease for STK Westwood, which will terminate within the next twelve months. As a result, the right-of-use asset was reduced by $5.5 million, and the right-of-use liability decreased $5.7 million.

As of March 31, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2024, nine months remaining	$6,721
2025	16,669
2026	16,278
2027	16,671
2028	16,977
Thereafter	146,779
Total lease payments	220,095
Less: imputed interest	(99,370)
Present value of operating lease liabilities	$120,725

As of March 31, 2024, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2024, nine months remaining	$265
2025	266
2026	266
2027	221
Total lease payments	1,018
Less: imputed interest	(143)
Present value of finance lease liabilities	$875

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

For the three months ended March 31, 2024 and 2023, the net (loss) income per share was calculated as follows (in thousands, except net (loss) income per share and related share data):

	Three months ended March 31,
	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,069)	$2,606

Basic weighted average shares outstanding	31,306,417	31,677,232
Dilutive effect of stock options, warrants and restricted share units	—	1,320,519
Diluted weighted average shares outstanding	31,306,417	32,997,751

Net (loss) income available to common stockholders per share - Basic	$(0.07)	$0.08
Net (loss) income available to common stockholders per share - Diluted	$(0.07)	$0.08

For the three months ended March 31, 2024 and 2023, 1.2 million and 0.1 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 10 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at March 31, 2024 or December 31, 2023.

Common Stock

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. There were no stock repurchases in the first quarter of 2024.

Note 11 – Stock-Based Compensation and Warrants

As of March 31, 2024, the Company had 3,723,300 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost for the three months ended March 31, 2024 and 2023 was $1.4 million and $1.3 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost for the three months ended March 31, 2024 and 2023, was $0.1 million of cost related to stock granted to directors. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for both the three months ended March 31, 2024 and 2023 included $0.2 million of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”).

Stock Option Activity

Stock options in the table below include both time based and market condition-based awards. Changes in stock options during the three months ended March 31, 2024 were as follows:

Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding and Exercisable at December 31, 2023	673,942	$2.35	3.24 years	$2,540
Granted	—	—
Exercised	—	$—
Cancelled, expired or forfeited	—	—
Outstanding and Exercisable at March 31, 2024	673,942	$2.35	2.99 years	$2,169

All outstanding stock options are fully vested.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. The fair value of time-based RSUs is determined based upon the closing fair market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three months ended March 31, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2023	1,020,556	$8.08
Granted	15,000	5.62
Vested	(206,985)	7.06
Cancelled, expired or forfeited	(21,114)	7.98
Non-vested RSUs at March 31, 2024	807,457	$8.30

As of March 31, 2024, the Company had approximately $5.3 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.8 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

A summary of the status of PSUs and changes during the three months ended March 31, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2023	375,000	$5.89
Granted	—	—
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at March 31, 2024	375,000	$5.89

As of March 31, 2024, the Company had approximately $1.8 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 2.4 years.

Note 12 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurant locations, competing in the full-service dining industry, as well as management, license and incentive fee revenue generated from the STK brand and pre-opening expenses associated with new STK restaurants under development.
●	Kona Grill. The Kona Grill segment includes the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new Kona Grill restaurants under development.
●	ONE Hospitality. The ONE Hospitality segment is composed of the management, license and incentive fee revenue and results of operations generated from the Company’s other brands and venue concepts, not including STK or Kona Grill, which include Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill. Additionally, this segment includes the results of operations generated from F&B hospitality management agreements with hotels, casinos and other high-end locations.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, the Kona Grill tradename, and deferred tax assets.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses, related to the Company’s four operating segments.

Certain financial information relating to the three months ended March 31, 2024 and 2023 for each segment is provided below (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2024
Total revenues	$54,450	30,149	301	95	84,995
Operating income (loss)	$8,860	(503)	(145)	(8,832)	(620)
Capital asset additions(1)	$13,010	2,587	25	173	15,795
As of March 31, 2024
Total assets	$154,991	96,194	2,021	56,109	309,315

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2023
Total revenues	$51,138	30,909	401	108	82,556
Operating income (loss)	$12,096	(25)	(46)	(7,747)	4,278
Capital asset additions(1)	$4,277	6,476	21	1,078	11,852
As of December 31, 2023
Total assets	$153,769	97,840	5,868	59,768	317,245

(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 13 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended March 31,
	2024	2023
Domestic revenues	$83,965	$81,459
International revenues	1,030	1,097
Total revenues	$84,995	$82,556

	March 31,	December 31,
	2024	2023
Domestic long-lived assets	$269,834	$269,052
International long-lived assets	1,518	1,513
Total long-lived assets	$271,352	$270,565

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

Note 15 – Subsequent Events

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC for $365.0 million., subject to customary adjustments (the “Acquisition”). Safflower Holdings Corp. beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. It also franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean. The Company expects the Acquisition will accelerate and diversify its revenue growth.

In connection with the Acquisition, on May 1, 2024, the Company sold and issued to (a) HPC III Kaizen LP, for $150.0 million cash, subject to a 5% original issuance discount, 150,000 shares of Preferred Stock, a warrant to purchase 1,786,582 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 1,000,000 shares of Common Stock of the Company for an exercise price of $10.00 per share and (b) to the HPS Investors, for $10 million cash in the aggregate, subject to a 5% original issuance discount, securities allocated among the HPS Investors as follows: (i) to HPS Special Situations Opportunity Fund II, L.P., 4,309 shares of such Preferred Stock in book-entry form, a warrant to purchase 51,236 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 28,729 shares of Common Stock of the Company for an exercise price of $10.00 per share , (ii) to SSOF II BH US Subsidiary, L.P., 3,691 shares of such Preferred Stock in book-entry form, a warrant to purchase 43,957 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 24,604 shares of Common Stock of the Company for an exercise price of $10.00 per share, (iii) to HPS Corporate Lending Fund, 1,000 shares of such Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, and (iv) to HPS Corporate Capital Solutions Fund, 1,000 shares of such Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, in each case of clauses (a) and (b), in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Preferred Stock Financing”).

The Preferred Stock will be non-voting and non-convertible; will have compounding dividends that begin at a rate of 13.0% per annum and increase over time at specified intervals; will be subject to optional redemption by the Company and mandatory redemption following specified events and in certain circumstances upon the exercise by the holders of a majority of the outstanding shares of Preferred Stock of an option to deliver written notice to the Company to require redemption, in each case, for specified prices; and will grant certain consent rights for the holders of a majority of the outstanding shares of Preferred Stock for specified matters.

Additionally, in connection with the Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit and Guarantee Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Initial Lenders”). The Credit and Guarantee Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was undrawn.

The Term Loan Facility is not subject to a financial covenant and the Revolving Facility’s financial covenant will apply only after 35% of the Revolving Facility’s capacity has been drawn.

The Term Loan Facility will bear interest at a margin over a reference rate selected at the option of the borrower. The margin for the Term Loan Facility will be 6.5% per annum for SOFR borrowings and 5.5% per annum for base rate borrowings. The Term Loan Facility will mature on the fifth anniversary of the date of the related loan agreement. The Term Loan Facility is payable in quarterly installments commencing with fiscal quarter ending September 30, 2024, and are 1% per annum for the first year (through June 30, 2025), then 2.5% per annum for the next two years (through June 2027), then 5% per annum thereafter through maturity on April 30, 2029.

The Revolving Facility will bear interest at a margin over a reference rate selected at the option of the borrower. The margin for the Revolving Facility will be set quarterly based on the Company’s Consolidated Net Leverage Ratio for the preceding four fiscal quarter period and will range from 5.5% to 6.0% per annum for SOFR borrowings and 4.5% to 5.0% for base rate borrowings. The Revolving Facility will mature on the date that is fifty-four months after the date of the related loan agreement.

The Term Loan Facility and the proceeds from the Preferred Stock Financing were used to finance the Acquisition as well as refinance the Company’s existing Credit Agreement with Goldman Sachs Specialty Lending Group, L.P. and Goldman Sachs Bank USA (the “Refinancing”) and to pay fees and expenses in connection with the Acquisition, the Refinancing, the Preferred Stock Financing and incurrence of the Facilities.

Transaction costs related to the Acquisition were approximately $1.2 million for the three months ended March 31, 2024.

Disclosures regarding purchase accounting and supplemental pro forma financial information required under ASC Topic 805, “Business Combinations” have been excluded from this Quarterly Report on Form 10-Q. Disclosure of such information has been deemed impracticable by management due primarily to the short timeframe to obtain the necessary information from the acquired company, apply various valuation methodologies and prepare the information for this filing. The purchase accounting and related disclosures will be included in the Company’s Quarterly Report on Form 10-Q for the six months ending June 30, 2024 and finalized within the one-year measurement period permitted under ASC 805.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: 1) our ability to integrate the new restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;(8) risks related to the Acquisition, including the additional indebtedness incurred in connection with the Acquisition and our ability to successfully integrate the acquired restaurants and (9) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of March 31, 2024, our primary restaurant brands were STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, and Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere. Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotel and Hippodrome Casino.

We opened our first restaurant in January 2004 in New York, New York. As of March 31, 2024, we owned, operated, managed or licensed 63 venues including 28 STKs and 27 Kona Grills in major metropolitan cities in North America, Europe and the Middle East and 8 F&B venues operated under ONE Hospitality in four hotels and casinos in the United States and Europe. In February 2024, we exited our licensing agreement with REEF Kitchens and have no venues operating pursuant to that agreement.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open six to eight new STK or Kona Grill venues in 2024. In March 2024, we opened the following:

●	Owned STK restaurant in Washington DC

There is currently one Company-owned STK restaurant, one Company-owned Kona Grill restaurant, and one company-owned Salt Water Social restaurant under construction in the following cities:

●	Owned STK restaurant in Aventura, Florida
●	Owned Kona Grill restaurant in Tigard, Oregon
●	Owned Salt Water Social restaurant in Denver, Colorado

The table below reflects our venues by restaurant brand and geographic location as of March 31, 2024:

	Venues
	STK(1)	Kona Grill	ONE Hospitality(2)	Total
Domestic
Owned	17	27	2	46
Managed	2	—	1	3
Licensed	1	—	—	1
Total domestic	20	27	3	50
International
Owned	—	—	1	1
Managed	4	—	4	8
Licensed	4	—	—	4
Total international	8	—	5	13
Total venues	28	27	8	63
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK and Kona Grill restaurants
●	Expansion through new F&B hospitality projects
●	Increase same store sales and increase our operating efficiency
●	Acquisitions

Benihana Acquisition and Related Financings

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC for $365.0 million., subject to customary adjustments (the “Acquisition”). Safflower Holdings Corp. beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. It also franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean.

In connection with the Acquisition, on May 1, 2024, the Company sold and issued to (a) HPC III Kaizen LP, for $150.0 million cash, subject to a 5% original issuance discount, 150,000 shares of Preferred Stock, a warrant to purchase 1,786,582 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 1,000,000 shares of Common Stock of the Company for an exercise price of $10.00 per share and (b) to the HPS Investors, for $10 million cash in the aggregate, subject to a 5% original issuance discount, securities allocated among the HPS Investors as follows: (i) to HPS Special Situations Opportunity Fund II, L.P., 4,309 shares of such Preferred Stock in book-entry form, a warrant to purchase 51,236 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 28,729 shares of Common Stock of the Company for an exercise price of $10.00 per share , (ii) to SSOF II BH US Subsidiary, L.P., 3,691 shares of such Preferred Stock in book-entry form, a warrant to purchase 43,957 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 24,604 shares of Common Stock of the Company for an exercise price of $10.00 per share, (iii) to HPS Corporate Lending Fund, 1,000 shares of such Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, and (iv) to HPS Corporate Capital Solutions Fund, 1,000 shares of such Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, in each case of clauses (a) and (b), in a private placement exempt from registration under the Securities Act of 1933, as amended.

The Preferred Stock will be non-voting and non-convertible; will have compounding dividends that begin at a rate of 13.0% per annum and increase over time at specified intervals; will be subject to optional redemption by the Company and mandatory redemption following specified events and in certain circumstances upon the exercise by the holders of a majority of the outstanding shares of Preferred Stock of an option to deliver written notice to the Company to require redemption, in each case, for specified prices; and will grant certain consent rights for the holders of a majority of the outstanding shares of Preferred Stock for specified matters.

Additionally, in connection with the Acquisition, on May 1, 2024, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC. The Credit and Guarantee Agreement provides a $350.0 million senior secured term loan facility and a $40.0 million senior secured revolving credit facility, up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was undrawn.

Refer to Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the preferred stock financing and new credit facility.

Executive Summary

Total revenue increased $2.4 million, or 3.0% to $85.0 million for the three months ended March 31, 2024 compared to $82.6 million for the three months ended March 31, 2023 primarily due to the opening of six new venues since July 2023. Same-store sales decreased 7.9% in the first quarter of 2024 compared to the first quarter of 2023. STK same store sales decreased 6.8% while Kona Grill same store sales decreased 9.7%.

Restaurant operating profit increased $0.3 million, or 2.0% to $13.2 million for the three months ended March 31, 2024 compared to $12.9 million for the three months ended March 31, 2023. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.1% in the first quarter of 2024 compared to 16.4% in the first quarter of 2023. The change in margin is attributable to deleverage of fixed operating costs from lower same store sales, higher average wage and operating cost inflation partially offset by cost reduction initiatives.

Operating income decreased $4.9 million to an operating loss of $0.6 million for the three months ended March 31, 2024 compared to operating income of $4.3 million for the three months ended March 31, 2023. The change is primarily attributed to higher depreciation and amortization and preopening costs associated with new restaurant openings and transaction costs related to the Acquisition.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended March 31,
	2024	2023
Revenues:
Owned restaurant net revenue	$81,508	$78,579
Management, license and incentive fee revenue	3,487	3,977
Total revenues	84,995	82,556
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	18,714	18,855
Owned restaurant operating expenses	49,638	46,827
Total owned operating expenses	68,352	65,682
General and administrative (including stock-based compensation of $1,358 and $1,320 for the three months ended March 31, 2024 and 2023, respectively)	7,534	7,484
Depreciation and amortization	5,260	3,656
Pre-opening expenses	2,914	1,299
Transaction and exit costs	1,523	—
Other expenses	32	157
Total costs and expenses	85,615	78,278
Operating (loss) income	(620)	4,278
Other expenses, net:
Interest expense, net of interest income	2,078	1,787
Total other expenses, net	2,078	1,787
(Loss) income before provision for income taxes	(2,698)	2,491
(Benefit) provision for income taxes	(268)	161
Net (loss) income	(2,430)	2,330
Less: net loss attributable to noncontrolling interest	(361)	(276)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,069)	$2,606

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended March 31,
	2024	2023
Revenues:
Owned restaurant net revenue	95.9%	95.2%
Management, license and incentive fee revenue	4.1%	4.8%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	23.0%	24.0%
Owned restaurant operating expenses (1)	60.9%	59.6%
Total owned operating expenses (1)	83.9%	83.6%
General and administrative (including stock-based compensation of 1.6% for the three months ended March 31, 2024 and 2023)	8.9%	9.1%
Depreciation and amortization	6.2%	4.4%
Pre-opening expenses	3.4%	1.6%
Transaction and exit costs	1.8%	—%
Other expenses	—%	0.2%
Total costs and expenses	100.7%	94.8%
Operating (loss) income	(0.7)%	5.2%
Other expenses, net:
Interest expense, net of interest income	2.4%	2.2%
Total other expenses, net	2.4%	2.2%
(Loss) income before provision for income taxes	(3.2)%	3.0%
(Benefit) provision for income taxes	(0.3)%	0.2%
Net (loss) income	(2.9)%	2.8%
Less: net loss attributable to noncontrolling interest	(0.4)%	(0.3)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(2.4)%	3.2%
(1)	These expenses are shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2024
Total revenues	$54,450	30,149	301	95	84,995
Operating income (loss)	$8,860	(503)	(145)	(8,832)	(620)
Capital asset additions(1)	$13,010	2,587	25	173	15,795
As of March 31, 2024
Total assets	$154,991	96,194	2,021	56,109	309,315

	STK	Kona Grill	ONE Hospitality	Corporate	Total
For the three months ended March 31, 2023
Total revenues	$51,138	30,909	401	108	82,556
Operating income (loss)	$12,096	(25)	(46)	(7,747)	4,278
Capital asset additions(1)	$4,277	6,476	21	1,078	11,852
As of December 31, 2023
Total assets	$153,769	97,840	5,868	59,768	317,245
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash rent expense, pre-opening expenses, lease termination expenses, stock-based compensation, and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended March 31,
	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,069)	$2,606
Net (loss) attributable to noncontrolling interest	(361)	(276)
Net (loss) income	(2,430)	2,330
Interest expense, net	2,078	1,787
(Benefit) provision for income taxes	(268)	161
Depreciation and amortization	5,260	3,656
EBITDA	4,640	7,934
Pre-opening expenses	2,914	1,299
Stock-based compensation	1,358	1,320
Transaction and exit costs	1,523	—
Non-cash rent expense (1)	(248)	(31)
Other expenses	32	157
Adjusted EBITDA	10,219	10,679
Adjusted EBITDA attributable to noncontrolling interest	(262)	(189)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,481	$10,868
(1)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating (loss) income to Restaurant operating profit for the periods indicated (in thousands):

	For the three months ended March 31,
	2024	2023
Operating (loss) income as reported	$(620)	$4,278
Management, license and incentive fee revenue	(3,487)	(3,977)
General and administrative	7,534	7,484
Depreciation and amortization	5,260	3,656
Pre-opening expenses	2,914	1,299
Transaction and exit costs	1,523	—
Other expenses	32	157
Restaurant Operating Profit	$13,156	$12,897
Restaurant Operating Profit as a percentage of owned restaurant net revenue	16.1%	16.4%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended March 31,
	2024	2023
STK restaurant operating profit (Company owned)	$11,122	$10,462
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	21.7%	22.1%
Kona Grill restaurant operating profit	$2,061	$2,501
Kona Grill restaurant operating profit as a percentage of Kona Grill revenue	6.8%	8.1%

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $2.9 million, or 3.7%, to $81.5 million for the three months ended March 31, 2024 from $78.6 million for the three months ended March 31, 2023. The increase was primarily attributable to the opening of six restaurants since July 2023 partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 7.9% in the first quarter of 2024 compared to the first quarter of 2023.

Management and license fee revenue. Management and license fee revenues decreased $0.5 million, or 12.3% to $3.5 million for the three months ended March 31, 2024 from $4.0 million for the three months ended March 31, 2023. The decrease was primarily attributed to decreased revenues at our STK restaurants in North America and early termination of the STK Westminster management agreement in the fourth quarter of 2023 as we consolidated our operations in London, UK.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $0.2 million, or 0.7%, to $18.7 million for the three months ended March 31, 2024 from $18.9 million for the three months ended March 31, 2023. As a percentage of owned restaurant net revenue, cost of sales decreased 100 basis points from 24.0% in the three months ended March 31, 2023 to 23.0% for the three months ended March 31, 2024 primarily due to product mix management, pricing and operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $2.8 million to $49.6 million for the three months ended March 31, 2024 from $46.8 million for the three months ended March 31, 2023. The increase was primarily due to the operating expenses associated with six new restaurants opened since July 2023. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 130 basis points from 59.6% in the three months ended March 31, 2023 to 60.9% for the three months ended March 31, 2024 primarily due to deleverage of fixed operating costs from lower same store sales, higher average wage and operating cost inflation partially offset by cost reduction initiatives.

General and administrative. General and administrative costs were $7.5 million for the three months ended March 31, 2024 and 2023. As a percentage of revenues, general and administrative costs were 8.9% for the three months ended March 31, 2024 compared to 9.1% for the three months ended March 31, 2023.

Depreciation and amortization. Depreciation and amortization expenses were $5.3 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily related to the opening of six new venues since July 2023 and capital expenditures to maintain and enhance the guest experience.

Pre-opening expenses. In the three months ended March 31, 2024, we incurred $2.9 million of pre-opening expenses primarily related to payroll and travel costs for the training team and payroll, training, and non-cash pre-open rent for STK Washington DC which opened in March 2024 and STK and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.3 million. Pre-opening expenses for the three months ended March 31, 2023 were $1.3 million. Details of pre-opening expenses by category are provided in the table below for the three months ended March 31, 2024 and 2023 (in thousands).

Three Months Ended March 31, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$1,523	$—	$1,523
Restaurants	944	447	1,391
Total	$2,467	$447	$2,914

Three Months Ended March 31, 2023	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$524	$—	$524
Restaurants	497	278	775
	$1,021	$278	$1,299
(1)	Cash rent paid was $0.1 million for the three months ended March 31, 2024. There was not any cash rent paid for the three months ended March 31, 2023.

Transaction and exit costs. Transaction and exit costs were approximately $1.5 million for the three months ended March 31, 2024. These costs include approximately $1.2 million related to the Acquisition, which closed on May 1, 2024. In addition, we incurred approximately $0.3 million in exit costs for accelerated depreciation associated with the April 30th lease expiration of Kona Grill Scottsdale and accelerated amortization due to the exit of the licensing agreement with REEF Kitchens.

Interest expense, net of interest income. Interest expense, net of interest income was $2.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The weighted average interest rate for the three months ended March 31, 2024 was 12.3% compared to 11.4% for the three months ended March 31, 2023.

(Benefit) provision for income taxes. The benefit for income taxes for the three months ended March 31, 2024 was $0.3 million compared to income tax expense of $0.2 million for the three months ended March 31, 2023. The effective income tax rate for the first quarter of 2024 was 9.9% compared to 6.5% for the first quarter of 2023.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including the costs of opening currently planned new restaurants, for the foreseeable future, including at least the next 12 months, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of March 31, 2024, we had cash and cash equivalents of $15.4 million and $73.5 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of March 31, 2024, the availability on our revolving credit facility was $10.6 million, subject to certain conditions.

For the three months ended March 31, 2024, capital expenditures were $15.8 million of which $14.1 million related to the opening of five restaurants during the past six months, including STK Washington DC which opened in March 2024 and several restaurants that were under development as of March 31, 2024. We spent $1.6 million on maintenance capital expenditures for existing restaurants which included additional furniture, fixtures, and equipment. Net capital expenditures, inclusive of $0.4 million in landlord contributions, was $15.4 million for the three months ended March 31, 2024. We expect to receive between $2.2 million and $2.8 million in landlord contributions in the next three months.

Capital expenditures by type for the three months ended March 31, 2024 and 2023 is provided below (in thousands).

Three Months Ended March 31, 2024	STK	Kona Grill	Other	Total
New Venues	$12,324	$1,652	$145	$14,121
Maintenance	711	935	—	1,646
Other	—	—	28	28
Total	$13,035	$2,587	$173	$15,795

Tenant Improvement Allowance	$—	$375	$—	$375

Three Months Ended March 31, 2023	STK	Kona Grill	Other	Total
New Venues	$3,307	$5,076	$699	$9,082
Maintenance	1,475	1,209	—	2,684
Other	—	—	86	86
Total	$4,782	$6,285	$785	$11,852

Tenant Improvement Allowance	$63	$375	$—	$438

Our operations have not required significant working capital, and, like many restaurant companies, we may have negative working capital during the year. Revenues are received primarily in credit cards or cash receipts, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

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

To help manage future cash requirements, we limit the number of owned company venues under construction at any given time to four restaurants. We also set a maximum number of signed leases for new restaurant development to approximately twelve in order to minimize our cash rent commitment to approximately $3.0 million to $4.0 million annually for restaurants under development.

Credit Agreement

Refer to Note 14 and Note 15 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our commitments and contingencies and information regarding our new long-term debt arrangements.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a gross cash investment of approximately $515 to $675 per square foot, exclusive of $200 per square foot in landlord contributions. For owned Kona Grill restaurants, where we build from a shell state, we have typically targeted a restaurant size of 7,000 square feet with a gross cash investment of approximately $510 per square foot, exclusive of $150 per square foot in landlord contributions. In situations where we add functional space and build an STK or Kona Grill restaurant with a mezzanine, covered patio, or rooftop, costs per square foot will increase. Typical cash pre-opening costs are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

Our hospitality F&B services projects typically require limited capital investment from us. Capital expenditures for these projects are primarily funded by cash flows from operations.

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

Cash Flows

The following table summarizes the statement of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$10,378	$6,621
Investing activities	(15,795)	(11,852)
Financing activities	(192)	(1,120)
Effect of exchange rate changes on cash	(64)	(71)
Net decrease in cash and cash equivalents	$(5,673)	$(6,422)

Operating Activities. Net cash provided by operating activities was $10.4 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $6.6 million for the three months ended March 31, 2023. The increase was primarily attributable to the timing of payments on accrued expenses.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 was $15.8 million primarily for the construction of STK Washington DC, which opened in March 2024, residual payments on the four restaurants that opened during the fourth quarter of 2023 and several restaurants that were under development as of March 31, 2024, as well as capital expenditures for existing restaurants compared to $11.9 million for the three months ended March 31, 2023. Purchases of property and equipment during the three months ended March 31, 2024 included approximately $5.3 million that was accrued as of December 31, 2023 and paid during the first quarter of 2024.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $0.2 million and $1.1 million, respectively. Common stock purchased under our share repurchase program was $0.7 million for the three months ended March 31, 2023.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2023 except as discussed below.

We have a debt financing arrangement and preferred stock outstanding that could have a material adverse effect on our financial health and our ability to obtain financing in the future and may impair our ability to react quickly to changes in our business.

In connection with our acquisition of Safflower Holdings Corp., on May 1, 2024, we entered into a credit agreement pursuant to which we borrowed $350 million as a term loan and have a $40 million revolving credit facility available.  On that same date we also issued shares of Series A Preferred Stock for $160 million that has a compounding dividend initially at 13% and which increases over time at specified intervals and which is mandatorily redeemable, at the option of the holders of a majority of such shares, after a specified period in specified circumstances.  Our exposure to these financing obligations could limit our ability to satisfy our other obligations, limit our ability to operate our business and impair our competitive position. For example, they could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because the revolving loan portion of our borrowings are at variable rates of interest;
●	require us to dedicate significant future cash flows to the repayment of debt or redemption of the preferred stock, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt and preferred stock arrangements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

We may not be able to refinance our debt obligations or the redemption of our preferred stock. Failure to successfully refinance these obligations could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of Safflower Holdings Corp., as well as any future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Our acquisition of Safflower Holdings Corp. and any other acquisition that we pursue, whether successfully completed or not, involves risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;
●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;
●	problems retaining key personnel;
●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;
●	potential unknown liabilities;
●	difficulties of integration and failure to realize anticipated synergies; and
●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

Future acquisitions, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. There were no stock repurchases in the first quarter of 2024.

Item 5. Other Information

(a) Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 1, 2024, Emanuel Hilario, President and Chief Executive Officer of the Company, and Tyler Loy, Chief Financial Officer of the Company, were awarded cash bonuses by the Company’s Board of Directors in recognition of their efforts with respect to the Acquisition and the related financing transactions. Mr. Hilario received a bonus of $350,000 and Mr. Loy received a bonus of $200,000.

(c) Adoption or Termination of 10b5-1 Trading Plans

During the first quarter ended March 31, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
2.1

Stock Purchase Agreement dated March 26, 2024 between Safflower Holdings LLC, Safflower Holdings Corp., TOG Kaizen Acquisition, LLC and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on March 26, 2024).

2.2

Amendment No. 1 to Stock Purchase Agreement dated April 29, 2024 between Safflower Holdings LLC, Safflower Holdings Corp., TOG Kaizen Acquisition, LLC and The ONE Group Hospitality, Inc. (Incorporated by reference to the Closing 8-K).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Certificate of Designations of Series A Preferred Stock (Incorporated by reference to Form 8-K filed on May 1, 2024 (the “Closing 8-K”)).
3.3	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Investment Agreement dated March 26, 2024 between The ONE Group Hospitality, Inc., HPS Investment Partners, LLC and HPC III Kaizen LP (Incorporated by reference to Form 8-K filed on March 26, 2024).
4.2	Warrant Certificate No. A-1, dated May 1, 2024, issued by the Company to HPC III Kaizen LP (Incorporated by reference to the Closing 8-K).
4.3	Warrant Certificate No. A-2, dated May 1, 2024, issued by the Company to HPS Special Situations Opportunity Fund II, L.P. (Incorporated by reference to the Closing 8-K).
4.4	Warrant Certificate No. A-3, dated May 1, 2024, issued by the Company to SSOF II BH US Subsidiary, L.P. (Incorporated by reference to the Closing 8-K).
4.5	Warrant Certificate No. A-4, dated May 1, 2024, issued by the Company to HPS Corporate Lending Fund (Incorporated by reference to the Closing 8-K).
4.6	Warrant Certificate No. A-5, dated May 1, 2024, issued by the Company to HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).
4.7	Warrant Certificate No. B-1, dated May 1, 2024, issued by the Company to HPC III Kaizen L.P. (Incorporated by reference to the Closing 8-K).
4.8	Warrant Certificate No. B-2, dated May 1, 2024, issued by the Company to HPS Special Situations Opportunity Fund II, L.P. (Incorporated by reference to the Closing 8-K).
4.9	Warrant Certificate No. B-3, dated May 1, 2024, issued by the Company to SSOF II BH US Subsidiary, L.P. (Incorporated by reference to the Closing 8-K).
4.10	Warrant Certificate No. B-4, dated May 1, 2024, issued by the Company to HPS Corporate Lending Fund (Incorporated by reference to the Closing 8-K).
4.11	Warrant Certificate No. B-5, dated May 1, 2024, issued by the Company to HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).
4.12

Registration Rights Agreement dated May 1, 2024 by and among the Company, HPC III Kaizen L.P., HPS Special Situations Opportunity Fund II, L.P., SSOF II BH US Subsidiary, L.P., HPS Corporate Lending Fund and HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).

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

Dated: May 7, 2024

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer

f