Form 10-Q
period 2024-06-30
ONE Group Hospitality, Inc.
filed 2024-08-06
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

Number of shares of common stock outstanding as of July 31, 2024: 31,145,546

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,247	$21,047
Credit card receivable	10,979	7,234
Restricted cash and cash equivalents	552	—
Accounts receivable	9,287	10,030
Inventory	9,164	6,184
Other current assets	4,849	1,809
Due from related parties	376	376
Total current assets	67,454	46,680

Operating lease right-of-use assets	271,160	95,075
Property and equipment, net	260,385	139,908
Goodwill	145,162	—
Intangibles, net	146,193	15,306
Deferred tax assets, net	45,236	14,757
Other assets	8,639	4,636
Security deposits	1,635	883
Total assets	$945,864	$317,245

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,723	$19,089
Accrued expenses	52,474	28,333
Current portion of operating lease liabilities	16,523	6,897
Deferred gift card revenue and other	6,715	2,077
Current portion of long-term debt	3,500	1,500
Other current liabilities	559	266
Total current liabilities	106,494	58,162

Long-term debt, net of current portion, unamortized discount and debt issuance costs	330,861	70,410
Operating lease liabilities, net of current portion	294,171	120,481
Other long-term liabilities	5,116	832
Total liabilities	736,642	249,885

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at June 30, 2024 and 0 issued and outstanding at December 31, 2023	143,481	—

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,765,978 issued and 31,297,200 outstanding at June 30, 2024 and 33,560,428 issued and 31,283,975 outstanding at December 31, 2023	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 2,468,778 shares at June 30, 2024 and 2,276,453 shares at December 31, 2023	(15,939)	(15,051)
Additional paid-in capital	71,656	58,270
Retained earnings	15,348	28,884
Accumulated other comprehensive loss	(2,987)	(2,930)
Total stockholders’ equity	68,081	69,176
Noncontrolling interests	(2,340)	(1,816)
Total stockholder's equity	65,741	67,360
Total liabilities, Series A preferred stock and stockholders' equity	$945,864	$317,245

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	$169,021	$79,923	$250,529	$158,502
Management, license, franchise and incentive fee revenue	3,473	3,470	6,960	7,447
Total revenues	172,494	83,393	257,489	165,949
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	35,877	19,215	54,591	38,070
Owned restaurant operating expenses	103,192	48,784	152,830	95,611
Total owned operating expenses	139,069	67,999	207,421	133,681
General and administrative (including stock-based compensation of $1,495, $1,234, $2,853 and $2,554 for the three and six months ended June 30, 2024 and 2023, respectively)	10,622	8,039	18,156	15,523
Depreciation and amortization	8,025	3,506	13,285	7,162
Transaction and exit costs	6,826	—	8,349	—
Transition and integration expenses	3,794	—	3,794	—
Pre-opening expenses	2,504	1,609	5,418	2,908
Other expenses	—	195	32	352
Total costs and expenses	170,840	81,348	256,455	159,626
Operating income	1,654	2,045	1,034	6,323
Other expenses, net:
Interest expense, net of interest income	7,865	1,642	9,943	3,429
Loss on early debt extinguishment	4,149	—	4,149	—
Total other expenses, net	12,014	1,642	14,092	3,429
(Loss) income before provision for income taxes	(10,360)	403	(13,058)	2,894
(Benefit) provision for income taxes	(3,268)	(13)	(3,536)	148
Net (loss) income	(7,092)	416	(9,522)	2,746
Less: net loss attributable to noncontrolling interest	(163)	(152)	(524)	(428)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(6,929)	$568	$(8,998)	$3,174
Series A Preferred Stock paid-in-kind dividend and accretion	(4,538)	—	(4,538)	—
Net (loss) income available to common stockholders	$(11,467)	$568	$(13,536)	$3,174

Net (loss) income per common share:
Basic	$(0.36)	$0.02	$(0.43)	$0.10
Diluted	$(0.36)	$0.02	$(0.43)	$0.10

Weighted average common shares outstanding:
Basic	31,424,938	31,782,783	31,376,951	31,730,299
Diluted	31,424,938	32,673,457	31,376,951	32,779,821

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(7,092)	$416	$(9,522)	$2,746
Currency translation gain (loss), net of tax	11	52	(57)	(18)
Comprehensive (loss) income	(7,081)	468	(9,579)	2,728
Less: comprehensive loss attributable to noncontrolling interest	(163)	(152)	(524)	(428)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	(6,918)	620	(9,055)	3,156
Series A Preferred Stock paid-in-kind dividend and accretion	(4,538)	—	(4,538)	—
Comprehensive (loss) income attributable to common stockholders	$(11,456)	$620	$(13,593)	$3,156

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	—	—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	—	—	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	—	$—	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096
Stock-based compensation	—	—	22,905	—	—	1,495	—	—	1,495	—	1,495
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	108,124	—	—	(356)	—	—	(356)	—	(356)
Issuance of warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Purchase of treasury stock	—	—	(192,325)	—	(888)	—	—	—	(888)	—	(888)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	11	11	—	11
Net loss	—	—	—	—	—	—	(6,929)	—	(6,929)	(163)	(7,092)
Series A Preferred Stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in-kind dividend and accretion	—	4,538	—	—	—	—	(4,538)	—	(4,538)	—	(4,538)
Balance at June 30, 2024	160,000	$143,481	31,297,200	$3	$(15,939)	$71,656	$15,348	$(2,987)	$68,081	$(2,340)	$65,741

Balance at December 31, 2022	—	$—	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	—	—	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	—	—	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock			(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	—	$—	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003
Stock-based compensation	—	—	17,930	—	—	1,234	—	—	1,234	—	1,234
Exercise of stock options and warrants	—	—	135,500	—	—	226	—	—	226	—	226
Issuance of vested restricted shares, net of tax withholding	—	—	66,717	—	—	(370)	—	—	(370)	—	(370)
Purchase of treasury stock	—	—	(478,992)	—	(3,418)	—	—	—	(3,418)		(3,418)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	52	52	—	52
Net income (loss)	—	—	—	—	—	—	568	—	568	(152)	416
Balance at June 30, 2023	—	$—	31,622,234	$3	$(11,322)	$56,561	$27,340	$(2,887)	$69,695	$(1,552)	$68,143

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(9,522)	$2,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,285	7,162
Non-cash exit costs	321	—
Stock-based compensation	2,853	2,554
Amortization of debt issuance costs and debt original issuance discounts	806	372
Deferred taxes	(3,671)	12
Non-cash loss on early debt extinguishment	1,674	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,623	5,722
Inventory	1,425	(37)
Other current assets	2,300	(253)
Security deposits	(35)	3
Other assets	(2,397)	(257)
Accounts payable	891	(922)
Accrued expenses	(4,007)	(4,943)
Operating lease liabilities and right-of-use assets	466	1,735
Other liabilities	(458)	(758)
Net cash provided by operating activities	6,554	13,136

Investing activities:
Purchase of property and equipment	(34,941)	(23,896)
Acquisition related payments, net of cash acquired	(368,605)	—
Net cash used in investing activities	(403,546)	(23,896)

Financing activities:
Borrowings of long-term debt	333,829	—
Repayments of long-term debt and financing lease liabilities	(73,612)	(435)
Issuance of Series A preferred stock net of discount	138,943	—
Issuance of warrants to Series A preferred stockholders	10,771	—
Exercise of stock options	242	226
Tax-withholding obligation on stock-based compensation	(480)	(1,802)
Purchase of treasury stock	(888)	(4,153)
Net cash provided by (used in) financing activities	408,805	(6,164)
Effect of exchange rate changes on cash	(61)	(19)
Net change in cash and cash equivalents and restricted cash and cash equivalents	11,752	(16,943)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	21,047	55,121
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$32,799	$38,178
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$4,572	$4,055
Income taxes paid	$413	$312
Accrued purchases of property and equipment	$10,768	$5,602
Series A Preferred Stock paid-in-kind dividend and accretion	$4,538	$—
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$32,247	$38,178
Restricted cash and cash equivalents	552	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$32,799	$38,178

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. As of June 30, 2024, the Company’s primary restaurant brands are STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse, Benihana, the nation’s leading operator of Japanese teppanyaki restaurants, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere.

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. It also franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean. Refer to Note 2 – Benihana Acquisition for additional information.

As of June 30, 2024, the Company owned, operated, managed, or licensed 167 venues, including 28 STKs, 86 Benihanas, 26 Kona Grills and 19 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 8 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

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

Prior Period Reclassifications

Certain reclassifications of the condensed consolidated balance sheet as of December 31, 2023 have been made to conform to current year presentation. The Company has reclassified credit card receivables of $7.2 million to be presented within credit card receivables from accounts receivable.

Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for the Company’s significant accounting policies. The following represents changes in accounting policies during 2024, primarily attributable to the evaluation of accounting policies in conjunction with the Benihana acquisition discussed below:

Restricted cash and cash equivalents. Restricted cash and cash equivalents are accounts that are restricted to funding payment of employee benefits and collateral accounts relating to liquor license bonds.

Goodwill. Goodwill consists of goodwill associated with the Benihana Acquisition. Goodwill is not amortized and is tested for impairment annually on November 1st or on an interim basis whenever events or changes in circumstances indicated a potential impairment.

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

Note 2 – Benihana Acquisition

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. and its affiliates comprising of 93 company owned restaurants and 12 franchised restaurants (the “Benihana Acquisition”). The Company purchased the equity for a contractual price of $365.0 million, subject to customary adjustments. The Company believes that Benihana is complementary to its existing brands and will enable the Company to capture market share in the Vibe Dining segment.

The assets and liabilities of Benihana were recorded at their respective fair values as of the date of acquisition. The Company is in the process of finalizing the fair value of certain assets and liabilities acquired, including property and equipment, intangible assets, operating lease right-of-use assets, operating lease liabilities and income tax assets and liabilities. The fair values set forth below are based on preliminary estimates and are subject to change as additional information is obtained during the measurement period which is up to one year from acquisition date (amounts in thousands).

Preliminary purchase consideration:
Contractual purchase price	$365,000
Cash and cash equivalents, restricted cash and cash equivalents and credit card receivable	25,224
Working capital adjustment	(82)
Cash consideration paid	390,142

Net assets acquired:
Cash and cash equivalents	$20,986
Restricted cash and cash equivalents	551
Credit card receivable	3,687
Inventory	4,405
Other current assets	7,315
Property and equipment	103,015
Operating lease right-of-use assets	181,144
Deferred tax assets, net	26,808
Intangible assets	130,900
Other assets	2,898
Accounts payable	(9,851)
Accrued expenses	(29,228)
Other current liabilities	(5,337)
Operating lease liabilities	(187,909)
Other long-term liabilities	(4,404)
Total net assets acquired	244,980
Goodwill	$145,162

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The Benihana and RA Sushi tradenames have an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The tradenames represent highly respected brands with positive connotations, and the Company intends to cultivate and protect the use of the brands. Goodwill and indefinite-lived tradenames are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist.

As a result of the Benihana Acquisition, the Company incurred approximately $6.5 million and $7.8 million of transaction costs, respectively, during the three and six months ended June 30, 2024, which are included in transaction and exit costs in the consolidated statements of operations. The Company incurred $3.8 million for transition and related integration efforts in the three and six months ended June 30, 2024.

The following pro forma results of operations for the three and six months ended June 30, 2024 and 2023 give effect to the Benihana Acquisition as if it had occurred on January 1, 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total Revenues(1)	$212,794	$217,260	$431,026	$434,649

Net (loss) income as reported	$(10,535)	$3,293	$39,880	$8,577
Adjustments:
Transaction and exit costs	11,236	—	13,639	(13,639)
Transition and integration costs	3,794	—	3,794	(3,794)
Loss on early debt extinguishment	4,149	—	4,149	(4,149)
Purchase price accounting adjustments(2)	67	171	9,744	463
Change in interest expense	387	463	891	1,170
Pro forma net income (loss) before income taxes	9,098	3,927	72,097	(11,372)
Income tax effect of adjustments	(1,473)	(48)	(2,416)	1,496
Change in valuation allowance	—	—	(59,925)	—
Pro forma net income (loss)	$7,625	$3,879	$9,756	$(9,876)

(1) $3.6 million of the year-over-year change in revenue occurred at Benihana and RA during April 2024, before the acquisition

(2) Purchase price accounting adjustments include the elimination of Benihana's impairment charges and changes to depreciation

The above pro forma information includes the below post-acquisition results of the Benihana Acquisition (in thousands):

Revenue	$89,137

Operating Income	$14,875
Adjustments:
General and administrative(1)	(2,597)
Transaction and exit costs	(6,826)
Transition and integration costs	(3,794)
Adjusted Operating Income	1,658
Interest expense	(5,787)
Loss on early debt extinguishment	(4,149)
Loss before provision for income taxes	(8,278)
Benefit for income taxes	2,243
Net loss	$(6,035)

(1) Reflects only direct general and administrative costs

The most significant adjustments included in the pro forma financial information are the elimination of the release of Benihana’s valuation allowance, elimination of Benihana’s impairment charges, movement of transaction, transition, integration and debt extinguishment costs, and increased interest expense associated with debt incurred to fund the Benihana Acquisition, all giving effect as if the acquisition had occurred on January 1, 2023.

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Benihana Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and are not necessarily indicative of what our actual results of operations would have been had the Benihana Acquisition and related transactions been completed as of January 1, 2023 or that may be achieved in the future.

Note 3 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Furniture, fixtures and equipment	$82,908	$49,753
Leasehold improvements	202,609	130,136
Less: accumulated depreciation	(69,898)	(60,128)
Subtotal	215,619	119,761
Construction in progress	40,222	17,044
Restaurant smallwares	4,544	3,103
Total	$260,385	$139,908

Depreciation related to property and equipment was $7.7 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively, and $13.0 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 4 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Indefinite-lived intangible assets
Tradenames	$147,400	$17,400
Finite-lived intangible assets
Franchise agreements	900	—
Other finite-lived intangible assets	101	101
Total finite-lived intangible assets	1,001	101
Less: accumulated amortization	(2,208)	(2,195)
Total intangibles, net	$146,193	$15,306

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10-15 years. Amortization expense was nominal for the three and six months ended June 30, 2024 and 2023. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is less than $0.1 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related	$12,924	$5,655
Interest	7,179	2,396
VAT and sales taxes	5,480	4,238
New restaurant construction	4,965	6,318
Amounts due to landlords	4,782	2,753
Legal, professional and other services	3,830	1,364
Insurance	1,412	545
Income taxes and related	—	30
Other (1)	11,902	5,034
Total	$52,474	$28,333
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term loan agreements	$350,000	$23,750
Revolving credit facility	—	—
Delayed draw term facility	—	49,750
Total long-term debt	350,000	73,500
Less: current portion of long-term debt	(3,500)	(1,500)
Less: debt issuance costs	(595)	(1,590)
Less: debt original issuance discount	(15,044)	—
Total long-term debt, net of current portion	$330,861	$70,410

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $7.3 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $9.3 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. Capitalized interest was $0.6 million and

$0.9 million for the three and six months ended June 30, 2024, respectively. Capitalized interest was $0.4 and $0.6 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the Company had $6.2 million in standby letters of credit outstanding for certain restaurants and $33.8 million available in its revolving credit facility, subject to certain conditions.

Credit and Guarantee Agreement

In connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was and remains undrawn.

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

The Revolving Facility will bear interest at a margin over a reference rate selected at the option of the borrower. The margin for the Revolving Facility will be set quarterly based on the Company’s Consolidated Net Leverage Ratio for the preceding four fiscal quarter period and will range from 5.5% to 6.0% per annum for SOFR borrowings and 4.5% to 5.0% for base rate borrowings. The Revolving Facility will mature on November 1, 2028.

The Company’s weighted average interest rate on the borrowings under the Credit and Guarantee Agreement as of June 30, 2024 was 11.82%.

As of June 30, 2024, the Company had $0.5 million of debt issuance costs and $16.8 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.7 million of debit original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Debt Extinguishment

On October 4, 2019, the Company entered into the credit agreement with Goldman Sachs, which was replaced with the Credit Agreement described above on May 1, 2024. The Goldman Sachs credit agreement provided for a secured revolving credit facility of $12.0 million, a $25.0 million term loan and a $50.0 million delayed draw term loan. On May 1, 2024, the outstanding loan balance was repaid and the unamortized debt issuance costs of $1.7 million and fees incurred of $2.4 million were recognized as a loss on early debt extinguishment on the condensed consolidated statements of operations.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 30, 2024.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

Note 8 – Income Taxes

For the six months ended June 30, 2024, the Company has elected to compute its interim tax provision using the actual year-to-date effective tax rate method rather than the estimated annual effective tax rate method as small changes in projected income may produce large variations in the Company’s estimated annual effective tax rate. The Company recorded a benefit for income taxes of $3.5 million for the six months ended June 30, 2024 compared to income tax expense of $0.1 million for the six months ended June 30, 2023.

The Company’s actual year-to-date effective income tax rate was 27.1% for the six months ended June 30, 2024 compared to 5.1% for the six months ended June 30, 2023 under the estimated annual effective tax rate method. The Company’s effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; (iv) transaction costs associated with the Benihana Acquisition; and (v) the tax effect of non-deductible compensation. The income tax (benefit) provision recorded for the six months ended June 30, 2024 and 2023 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of June 30, 2024.

Note 9 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Konavore rewards program (in thousands):

	June 30,	December 31,
	2024	2023
Deferred license revenue (1)	$195	$218
Deferred gift card and gift certificate revenue (2)	$6,076	$1,716
Advanced party deposits (2)	$639	$361
Konavore rewards program (3)	$187	$177
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	June 30,	June 30,
	2024	2023
Revenue recognized from deferred license revenue	$23	$40
Revenue recognized from deferred gift card revenue	$895	$917
Revenue recognized from advanced party deposits	$361	$278

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2024 were as follows for each year ending (in thousands):

2024, six months remaining	$21
2025	44
2026	37
2027	34
2028	34
Thereafter	25
Total future estimated deferred license revenue	$195

Note 10 – Leases

The components of lease expense for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	June 30,	June 30,
	2024	2023
Lease cost
Operating lease cost	$13,135	$7,943
Finance lease cost
Amortization of ROU assets	108	102
Interest on lease liabilities	36	41
Total finance lease cost	144	143
Variable lease cost (1)	7,561	5,781
Short-term lease cost	922	488
Total lease cost	$21,762	$14,355

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	3 years	4.3 years
Weighted average discount rate
Operating leases	10.30%	8.53%
Finance leases	9.17%	9.00%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Finance lease right-of-use assets (1)	$713	$850
Current portion of finance lease liabilities (1)	263	222
Long-term portion of finance lease liabilities (1)	559	658
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

	June 30,	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,738	$7,090
Operating cash flows from finance leases	$108	$102
Financing cash flows from finance leases	$112	$185
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,081	$8,034
Finance leases	$—	$43

The Company has entered into five operating leases for future restaurants that have not commenced as of June 30, 2024. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $7.2 million. The Company expects these leases, which have initial lease terms of 10 to 15 years and two or three 5-year options, to commence within the next twelve months.

As of June 30, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2024, six months remaining	$14,736
2025	44,545
2026	45,429
2027	46,089
2028	45,484
Thereafter	418,991
Total lease payments	615,274
Less: imputed interest	(304,580)
Present value of operating lease liabilities	$310,694

As of June 30, 2024, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2024, six months remaining	$215
2025	257
2026	257
2027	214
Total lease payments	943
Less: imputed interest	(121)
Present value of finance lease liabilities	$822

Note 11 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units. The two-class method for ocmputing earnings per share will be utilized when applicable.

For the three and six months ended June 30, 2024 and 2023, net (loss) income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(6,929)	$568	$(8,998)	$3,174
Series A Preferred Stock paid-in-kind dividend and accretion	(4,538)	—	(4,538)	—
Net (loss) income available to common stockholders	(11,467)	568	(13,536)	3,174

Basic weighted average shares outstanding	31,424,938	31,782,783	31,376,951	31,730,299
Dilutive effect of stock options, warrants and restricted share units	—	890,674	—	1,049,522
Diluted weighted average shares outstanding	31,424,938	32,673,457	31,376,951	32,779,821

Basic net (loss) income per common share	$(0.36)	$0.02	$(0.43)	$0.10
Diluted net (loss) income per common share	$(0.36)	$0.02	$(0.43)	$0.10

For the three months ended June 30, 2024 and 2023, 2.6 million and a nominal amount, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2024 and 2023, 1.9 million and a nominal amount of stock options, warrants and restricted share units were anti-dilutive.

Note 12 – Series A Preferred Stock

On May 1, 2024, the Company issued 160,000 shares of Series A Preferred Stock for $160.0 million, subject to a 5% original issuance discount. Additionally, the Company recorded an additional discount of $2.3 million for expenses paid to the holders of the Series A Preferred Stock in connection with the issuance of the Series A Preferred Stock.

The Series A Preferred Stock is non-voting and non-convertible; has compounding dividends that begin at a rate of 13.0% per annum and increase over time at specified intervals; is subject to optional redemption by the Company and mandatory redemption following specified events and in certain circumstances upon the exercise by the holders of a majority of the outstanding shares of Series A Preferred Stock of an option to deliver written notice to the Company to require redemption, in each case, for specified prices; and gives certain consent rights for the holders of a majority of the outstanding shares of Series A Preferred Stock for specified matters.

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and six months ended June 30, 2024, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $4.5 million.

Redemption Rights

On and after May 1, 2029, holders of the Series A Preferred Stock have the right to require redemption of all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference after the fifth anniversary, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At any time after the fourth anniversary, the Company may repurchase all of some of the preferred stock for 100% of the liquidation preference.

Since the redemption of the Series A Preferred Stock is contingently redeemable and therefore not certain to occur, the Series A Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Series A Preferred Stock is classified separately from stockholders’ equity in the condensed consolidated balance sheets.

Note 13 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at June 30, 2024 or December 31, 2023.

Common Stock

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the years ended June 30, 2024 and 2023, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and six months ended June 30, 2024, the Company spent $0.9 million for the repurchases of 0.2 million shares. During the three and six months ended June 30, 2023, the Company repurchased 0.5 million and 0.6 million shares, respectively, for an aggregate consideration of $3.4 million and $4.1 million, respectively. As of June 30, 2024, the Company had repurchased 2,456,144 shares for $15.9 million under the repurchase program.

Note 14 – Stock-Based Compensation and Warrants

Stock-Based Compensation

As of June 30, 2024, the Company had 3,093,237 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost was $1.5 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Included in stock-based compensation cost was $0.2 million and $0.3 million of stock granted to directors for the three and six months ended June 30, 2024 compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and six months ended June 30, 2024 included $0.2 million and $0.4 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”) compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2023.

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the six months ended June 30, 2024 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding and Exercisable at December 31, 2023	673,942	$2.35	3.24 years	$2,540
Granted	260,420	5.73
Exercised	(50,000)	4.85
Cancelled, expired or forfeited	(5,000)	4.85
Outstanding at June 30, 2024	879,362	$3.20	5.00 years	$1,342

Stock options granted during the six months ended June 30, 2024 were valued using the Black-Scholes method and included the following assumptions: a) expected term of 5.5 years, b) risk-free rate of 4.4% and c) volatility of 71.3%. The Company recognized $0.2 million in compensation costs for stock options during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had $0.7 million of unrecognized compensation costs related to 260,420 unvested stock options, which will be recognized over a weighted average period of 0.8 years. There were no unvested stock options as of December 31, 2023.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include both time-based and market condition-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six months ended June 30, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2023	1,020,556	$8.08
Granted	238,368	5.75
Vested	(260,470)	7.21
Cancelled, expired or forfeited	(30,024)	7.66
Non-vested RSUs at June 30, 2024	968,430	$7.75

As of June 30, 2024, the Company had approximately $5.6 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.9 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

A summary of the status of PSUs and changes during the six months ended June 30, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2023	375,000	$5.89
Granted	98,166	4.65
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at June 30, 2024	473,166	$5.63

As of June 30, 2024, the Company has approximately $1.6 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 2.2 years.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of June 30, 2024 and 2023.

			Warrants	Exercise	Shares available for purchase as of June 30,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2024	2023
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	—
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	—
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	—
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	—

During the three months ended June 30, 2023, warrants to purchase 125,000 shares of common stock at an exercise price of $1.63 per share were exercised. There were no warrants outstanding as of June 30, 2023.

Note 15 – Segment Reporting

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as revenues less operating expenses. As a result of the Benihana Acquisition, the CODM evaluated the Company’s business and determined that there are five operating segments. The Company has reclassified prior year disclosures to conform with the current year presentation.

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, which include Bao Yum and Hideout, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants which include, Heliot, Rado, Rivershore Bar & Grill and F&B hospitality management agreements, and pre-opening expenses associated with new restaurants under development.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment consists of the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	RA Sushi. The RA Sushi segment consists of the results of operations from RA Sushi restaurant locations and pre-opening expenses associated with new restaurants under development.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, tradenames, goodwill and deferred tax assets.

Certain financial information relating to the three and six months ended June 30, 2024 and 2023 for each segment is provided below (in thousands).

	STK	Benihana	Kona Grill	RA Sushi	Corporate	Total
For the three months ended June 30, 2024
Total revenues	$52,651	78,444	30,609	10,693	97	172,494
Operating income (loss)	$7,071	14,718	763	157	(21,055)	1,654
Capital asset additions(1)	$12,398	2,407	3,172	991	188	19,156
For the six months ended June 30, 2024
Total revenues	$107,402	78,444	60,758	10,693	192	257,489
Operating income (loss)	$15,786	14,718	260	157	(29,887)	1,034
Capital asset additions(1)	$25,423	2,407	5,759	991	361	34,941
As of June 30, 2024
Total assets	$155,210	239,673	92,637	44,855	413,489	945,864

	STK	Benihana	Kona Grill	RA Sushi	Corporate	Total
For the three months ended June 30, 2023
Total revenues	$49,015	—	34,277	—	101	83,393
Operating income (loss)	$8,861	—	1,379	—	(8,195)	2,045
Capital asset additions(1)	$6,686	—	4,937	—	422	12,045
For the six months ended June 30, 2023
Total revenues	$100,554	—	65,186	—	209	165,949
Operating income (loss)	$20,911	—	1,354	—	(15,942)	6,323
Capital asset additions	$10,981	—	11,415	—	1,500	23,896
As of December 31, 2023
Total assets	$142,777	—	81,026	—	93,442	317,245
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Domestic revenues	$171,430	$82,214	$255,395	$163,673
International revenues	1,064	1,179	2,094	2,276
Total revenues	$172,494	$83,393	$257,489	$165,949

	June 30,	December 31,
	2024	2023
Domestic long-lived assets	$877,346	$269,052
International long-lived assets	1,064	1,513
Total long-lived assets	$878,410	$270,565

Note 17 – Commitments and Contingencies

The Company is party to claims in lawsuits incidental to its business, including lease disputes and employee-related matters. The Company has recorded accruals, when necessary, in its consolidated financial statements in accordance with ASC 450. While the resolution of a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, in the opinion of management, the ultimate outcome of such matters and judgements in which the Company is currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (8) other risks and uncertainties . We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

Business Summary

We are an international restaurant company that develops, owns and operates, manages and licenses, and franchises upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client at a particular hospitality venue. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are as follows:

●	STK, a multi-unit steakhouse concept that combines a high-energy, social atmosphere with the quality and service of a traditional upscale steakhouse;
●	Benihana, the nation’s leading operator of Japanese teppanyaki restaurants;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and
●	RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere.

Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotel, Hippodrome Casino, and Curio Collection by Hilton. For those restaurants and venues that are managed, licensed or franchised, we generate management fee revenue and franchise revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 167 venues including 28 STKs, 85 Benihanas, 26 Kona Grills and 20 RA Sushi in major cities in North America, Europe, Latin America and the Middle East and 8 F&B venues operated under ONE Hospitality in four hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open eight to eleven new venues in 2024. As of the date of this report we have opened the following:

●	Owned STK restaurant in Washington DC
●	Owned RA Sushi restaurant in Plantation, Florida

There are currently two Company-owned STK restaurants, one Company-owned Kona Grill restaurant, one Company-owned Salt Water Social restaurant, and one Company-owned Benihana restaurant under construction in the following cities:

●	Owned STK restaurant in Aventura, Florida
●	Owned STK restaurant in Topanga, California
●	Owned Benihana restaurant in San Mateo, California
●	Owned Kona Grill restaurant in Tigard, Oregon
●	Owned Salt Water Social restaurant in Denver, Colorado

In July 2024, the Company terminated a franchise agreement for one restaurant.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana(3)	Kona Grill	RA Sushi	ONE Hospitality(2)	Total
Domestic
Owned	17	74	26	20	2	139
Managed	2	—	—	—	1	3
Licensed	1	—	—	—	—	1
Franchised	—	8	—	—	—	8
Total domestic	20	82	26	20	3	151
International
Owned	—	—	—	—	1	1
Managed	4	—	—	—	4	8
Licensed	4	—	—	—	—	4
Franchised	—	3	—	—	—	3
Total international	8	3	—	—	5	16
Total venues	28	85	26	20	8	167
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as ANGEL, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.
(3)	Includes Benihana and RA Sushi co-branded locations.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK, Benihana, and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

Benihana Acquisition and Related Financings

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC for $365.0 million., subject to customary adjustments (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. It also franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean.

In connection with the Benihana Acquisition, on May 1, 2024, the Company sold and issued to (a) HPC III Kaizen LP, for $150.0 million cash, subject to a 5% original issuance discount, 150,000 shares of Series A Preferred Stock, a warrant to purchase 1,786,582 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 1,000,000 shares of Common Stock of the Company for an exercise price of $10.00 per share and (b) to the HPS Investors, for $10 million cash in the aggregate, subject to a 5% original issuance discount, securities allocated among the HPS Investors as follows: (i) to HPS Special Situations Opportunity Fund II, L.P., 4,309 shares of such Series A Preferred Stock in book-entry form, a warrant to purchase 51,236 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 28,729 shares of Common Stock of the Company for an exercise price of $10.00 per share, (ii) to SSOF II BH US Subsidiary, L.P., 3,691 shares of such Series A Preferred Stock in book-entry form, a warrant to purchase 43,957 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 24,604 shares of Common Stock of the Company for an exercise price of $10.00 per share, (iii) to HPS Corporate Lending Fund, 1,000 shares of such Series A Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, and (iv) to HPS Corporate Capital Solutions Fund, 1,000 shares of such Series A Preferred Stock in book-entry form, a warrant to purchase 11,911 shares of Common Stock of the Company for an exercise price of $0.01 per share, and a warrant to purchase 6,667 shares of Common Stock of the Company for an exercise price of $10.00 per share, in each case of clauses (a) and (b), in a private placement exempt from registration under the Securities Act of 1933, as amended.

The Series A Preferred Stock is non-voting and non-convertible; has compounding dividends that begin at a rate of 13.0% per annum and increase over time at specified intervals; is subject to optional redemption by the Company and mandatory redemption following specified events and in certain circumstances upon the exercise by the holders of a majority of the outstanding shares of Series A Preferred Stock of an option to deliver written notice to the Company to require redemption, in each case, for specified prices; and gives certain consent rights for the holders of a majority of the outstanding shares of Series A Preferred Stock for specified matters.

Additionally, in connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (the “Credit Agreement”). The Credit Agreement provides a $350.0 million senior secured term loan facility and a $40.0 million senior secured revolving credit facility, up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, we borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was and remains undrawn.

Refer to Notes 6 and 12 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the new credit facility and preferred stock financing.

Key Performance Indicators

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for the Company’s key performance indicators. The following represents changes in key performance indicators during 2024, primarily attributable to the evaluation of accounting policies in conjunction with the Benihana acquisition discussed below:

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 24-month period at the beginning of each quarter, which removes the impact of new restaurant openings in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed domestic STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure.

Executive Summary

Total revenues increased $89.1 million, or 106.8% to $172.5 million for the three months ended June 30, 2024 compared to $83.4 million for the three months ended June 30, 2023 primarily due to the Benihana Acquisition on May 1, 2024. Same store sales decreased 7.0% in the second quarter of 2024 compared to the second quarter of 2023.

Restaurant operating profit increased $18.1 million, or 151.3% to $30.0 million for the three months ended June 30, 2024 compared to $11.9 million for the three months ended June 30, 2023. The increase in restaurant operating profit is primarily due to the Benihana Acquisition on May 1, 2024, strong restaurant operating profit for new STK restaurants and cost reduction initiatives. Restaurant operating profit as a percentage of owned restaurant net revenue was 17.7% in the second quarter of 2024 compared to 14.9% in the second quarter of 2023.

Operating income decreased $0.4 million to $1.7 million for the three months ended June 30, 2024 compared to operating income of $2.0 million for the three months ended June 30, 2023. The change is primarily attributed to transaction, transition and integration costs related to the Benihana Acquisition partially offset by the increase in operating income attributable to the acquired restaurants.

Total revenues increased $91.6 million, or 55.2% to $257.5 million for the six months ended June 30, 2024 compared to $165.9 million for the six months ended June 30, 2023 primarily attributable to the Benihana Acquisition on May 1, 2024. Restaurant operating profit increased $18.3 million to $43.1 million for the six months ended June 30, 2024 compared to restaurant operating profit of $24.8 million for the six months ended June 30, 2023 primarily attributable to the Benihana Acquisition on May 1, 2024. For the six months ended June 30, 2024, operating income was $1.1 million compared to $6.3 million for the six months ended June 30, 2023, primarily due to transaction, transition and integration costs related to the Benihana Acquisition.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	$169,021	$79,923	$250,529	$158,502
Management, license, franchise and incentive fee revenue	3,473	3,470	6,960	7,447
Total revenues	172,494	83,393	257,489	165,949
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	35,877	19,215	54,591	38,070
Owned restaurant operating expenses	103,192	48,784	152,830	95,611
Total owned operating expenses	139,069	67,999	207,421	133,681
General and administrative (including stock-based compensation of $1,495, $1,234, $2,853 and $2,554 for the three and six months ended June 30, 2024 and 2023, respectively)	10,622	8,039	18,156	15,523
Depreciation and amortization	8,025	3,506	13,285	7,162
Transaction and exit costs	6,826	—	8,349	—
Transition and integration expenses	3,794	—	3,794	—
Pre-opening expenses	2,504	1,609	5,418	2,908
Other expenses	—	195	32	352
Total costs and expenses	170,840	81,348	256,455	159,626
Operating income	1,654	2,045	1,034	6,323
Other expenses, net:
Interest expense, net of interest income	7,865	1,642	9,943	3,429
Loss on early debt extinguishment	4,149	—	4,149	—
Total other expenses, net	12,014	1,642	14,092	3,429
(Loss) income before provision for income taxes	(10,360)	403	(13,058)	2,894
(Benefit) provision for income taxes	(3,268)	(13)	(3,536)	148
Net (loss) income	(7,092)	416	(9,522)	2,746
Less: net loss attributable to noncontrolling interest	(163)	(152)	(524)	(428)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(6,929)	$568	$(8,998)	$3,174

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	98.0%	95.8%	97.3%	95.5%
Management, license, franchise and incentive fee revenue	2.0%	4.2%	2.7%	4.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	21.2%	24.0%	21.8%	24.0%
Owned restaurant operating expenses (1)	61.1%	61.0%	61.0%	60.3%
Total owned operating expenses (1)	82.3%	85.1%	82.8%	84.3%
General and administrative (including stock-based compensation of 0.9%, 1.5%, 1.1%, and 1.5%, for the three and six months ended June 30, 2024 and 2023, respectively)	6.2%	9.6%	7.1%	9.4%
Depreciation and amortization	4.7%	4.2%	5.2%	4.3%
Transaction and exit costs	4.0%	—%	3.2%	—%
Transition and integration expenses	2.2%	—%	1.5%	—%
Pre-opening expenses	1.5%	1.9%	2.1%	1.8%
Other expenses	—%	0.2%	—%	0.2%
Total costs and expenses	99.0%	97.5%	99.6%	96.2%
Operating income	1.0%	2.5%	0.4%	3.8%
Other expenses, net:
Interest expense, net of interest income	4.6%	2.0%	3.9%	2.1%
Loss on early debt extinguishment	2.4%	—%	1.6%	—%
Total other expenses, net	7.0%	2.0%	5.5%	2.1%
(Loss) income before provision for income taxes	(6.0)%	0.5%	(5.1)%	1.7%
(Benefit) provision for income taxes	(1.9)%	—%	(1.4)%	0.1%
Net (loss) income	(4.1)%	0.5%	(3.7)%	1.7%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.2)%	(0.2)%	(0.3)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(4.0)%	0.7%	(3.5)%	1.9%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Benihana	Kona Grill	RA Sushi	Corporate	Total
For the three months ended June 30, 2024
Total revenues	$52,651	78,444	30,609	10,693	97	172,494
Operating income (loss)	$7,071	14,718	763	157	(21,055)	1,654
Capital asset additions(1)	$12,398	2,407	3,172	991	188	19,156
For the six months ended June 30, 2024
Total revenues	$107,402	78,444	60,758	10,693	192	257,489
Operating income (loss)	$15,786	14,718	260	157	(29,887)	1,034
Capital asset additions(1)	$25,423	2,407	5,759	991	361	34,941
As of June 30, 2024
Total assets	$155,210	239,673	92,637	44,855	413,489	945,864

	STK	Benihana	Kona Grill	RA Sushi	Corporate	Total
For the three months ended June 30, 2023
Total revenues	$49,015	—	34,277	—	101	83,393
Operating income (loss)	$8,861	—	1,379	—	(8,195)	2,045
Capital asset additions(1)	$6,686	—	4,937	—	422	12,045
For the six months ended June 30, 2023
Total revenues	$100,554	—	65,186	—	209	165,949
Operating income (loss)	$20,911	—	1,354	—	(15,942)	6,323
Capital asset additions	$10,981	—	11,415	—	1,500	23,896
As of December 31, 2023
Total assets	$142,777	—	81,026	—	93,442	317,245
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash rent expense, pre-opening expenses, transaction and exit costs, transition and integration expenses, stock-based compensation, and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(6,929)	$568	$(8,998)	$3,174
Net loss attributable to noncontrolling interest	(163)	(152)	(524)	(428)
Net (loss) income	(7,092)	416	(9,522)	2,746
Interest expense, net	7,865	1,642	9,943	3,429
(Benefit) provision for income taxes	(3,268)	(13)	(3,536)	148
Depreciation and amortization	8,025	3,506	13,285	7,162
EBITDA	5,530	5,551	10,170	13,485
Pre-opening expenses	2,504	1,609	5,418	2,908
Stock-based compensation	1,495	1,234	2,853	2,554
Transaction and exit costs	6,826	—	8,349	—
Transition and integration expenses	3,794	—	3,794	—
Non-cash rent expense (1)	(429)	(123)	(691)	(154)
Loss on early debt extinguishment	4,149	—	4,149	—
Other expenses	—	195	32	352
Adjusted EBITDA	23,869	8,466	34,074	19,145
Adjusted EBITDA attributable to noncontrolling interest	(71)	(65)	(333)	(254)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$23,940	$8,532	$34,407	$19,400
(1)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating income as reported	$1,654	$2,045	$1,034	$6,323
Management, license and incentive fee revenue	(3,473)	(3,470)	(6,960)	(7,447)
General and administrative	10,622	8,039	18,156	15,523
Depreciation and amortization	8,025	3,506	13,285	7,162
Transaction and exit costs	6,826	—	8,349	—
Transition and integration expenses	3,794	—	3,794	—
Pre-opening expenses	2,504	1,609	5,418	2,908
Other expenses	—	195	32	352
Restaurant Operating Profit	$29,952	$11,924	$43,108	$24,821
Restaurant Operating Profit as a percentage of owned restaurant net revenue	17.7%	14.9%	17.2%	15.7%

Restaurant operating profit by brand is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
STK restaurant operating profit (Company owned)	$9,114	$8,463	$20,221	$18,854
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	18.3%	18.6%	20.0%	20.2%
Benihana restaurant operating profit (Company owned)	$16,734	$—	$16,734	$—
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	21.4%	—	21.4%	—
Core Kona Grill restaurant operating profit	$3,308	$3,296	$5,625	$5,628
Core Kona Grill restaurant operating profit as a percentage of Core Kona Grill revenue	12.1%	11.0%	10.3%	9.9%
Non-core Kona Grill restaurant operating profit	$(171)	$98	$(427)	$267
Non-core Kona Grill restaurant operating profit as a percentage of Non-core Kona Grill revenue	(5.2)%	2.3%	(6.7)%	3.3%
Core RA Sushi restaurant operating profit	1,034	—	1,034	—
Core RA Sushi restaurant operating profit as a percentage of Core RA Sushi revenue	11.1%	—	11.1%	—
Non-core RA Sushi restaurant operating profit	(71)	—	(71)	—
Non-core RA Sushi restaurant operating profit as a percentage of Non-core RA Sushi revenue	(5.3)%	—	(5.3)%	—
(1)	Non-core restaurants are restaurants in which the Company is strategically evaluating through lease negotiations, rebranding, or closure.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $89.1 million, or 111.5%, to $169.0 million for the three months ended June 30, 2024 from $79.9 million for the three months ended June 30, 2023. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $88.7 million in revenues for the two-month period owned by the Company and $12.7 million in revenues from six new restaurants opened since July 2023, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 7.0% for the second quarter of 2024 compared to the second quarter of 2023.

Management, license and incentive fee revenue. Management, license and incentive fee revenues were flat at $3.5 million for both the three months ended June 30, 2024 and the three months ended June 30, 2023. Management, license and incentive fee revenue attributed to Benihana franchised restaurants contributed $0.4 million in revenues during the second quarter of 2024 which was offset by decreased revenues at our STK restaurants in North America and early termination of the STK Westminster management agreement in the fourth quarter of 2023 as we consolidated our operations in London, UK.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $16.7 million, or 86.7%, to $35.9 million for the three months ended June 30, 2024 from $19.2 million for the three months ended June 30, 2023. The increase in owned restaurant cost of sales is primarily attributed to $17.6 million in cost of sales associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. As a percentage of owned restaurant net revenue, cost of sales decreased 280 basis points from 24.0% in the three months ended June 30, 2023 to 21.2% for the three months ended June 30, 2024 primarily due to lower cost of sales as a percentage of restaurant sales for Benihana and RA Sushi restaurants as compared to STK and Kona Grill restaurants, product mix management, pricing and operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $54.4 million to $103.2 million for the three months ended June 30, 2024 from $48.8 million for the three months ended June 30, 2023. The increase in owned restaurant operating expense is primarily attributed to $53.8 million in operating expenses associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 10 basis points from 61.0% for the three months ended June 30, 2023 to 61.1% for the three months ended June 30, 2024.

General and administrative. General and administrative costs increased $2.6 million, or 32.9%, to $10.7 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased stock-based compensation expense. As a percentage of revenues, general and administrative costs were 6.2% for the three months ended June 30, 2024 compared to 9.6% for the three months ended June 30, 2023.

Depreciation and amortization. Depreciation and amortization expense was $8.0 million for the three months ended June 30, 2024 compared to $3.5 million for the three months ended June 30, 2023. The increase was primarily related to depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with the opening of six new owned venues since July 2023 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the three months ended June 30, 2024, we incurred $2.5 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for a RA Sushi restaurant which opened on July 1, 2024. We also incurred costs during the second quarter of 2024 for STK, Benihana and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.3 million.

Pre-opening expenses for the three months ended June 30, 2023 were $1.6 million, primarily related to payroll, training and non-cash pre-open rent for Kona Grill Riverton which opened in July 2023 and STK and Kona Grill restaurants currently under development. Detail of pre-opening expenses by category is provided in the table below for the three months ended June 30, 2024 and 2023 (in thousands).

Three Months Ended June 30, 2024	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,430	$—	$1,430
Restaurants (1)	500	574	1,074
Total	$1,930	$574	$2,504

Three Months Ended June 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$764	$—	$764
Restaurants	405	440	845
Total	$1,169	$440	$1,609
(1)	Includes Salt Water Social, STK Aventura, Kona Grill Tigard, RA Sushi Plantation and other venues under development.
(2)	Cash rent paid was $239 for the three ended June 30, 2024. There was no cash rent expense for the three months ended June 30, 2023.

Transaction and exit costs. Transaction and exit costs were $6.8 million for the three months ended June 30, 2024. These costs primarily included investment banker, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the three months ended June 30, 2024, we incurred $3.8 million of transition and integration costs associated with the Benihana and RA Sushi acquisition, which closed on May 1, 2024. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, and support positions that will be eliminated in the foreseeable future. Over the next twelve months, we intend to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Interest expense, net. Interest expense, net was $7.9 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the three months ended June 30, 2024 was 11.9% compared to 11.8% in the same period of 2023.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under the credit agreement with Goldman Sachs to early extinguish the $73.1 million of outstanding term loans. We recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

(Benefit) provision for income taxes. For the three months ended June 30, 2024, income tax benefit was $3.3 million compared to a nominal benefit for the three months ended June 30, 2023.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 million for both the three months ended June 30, 2024 and June 30, 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $92.0 million, or 58.1%, to $250.5 million for the six months ended June 30, 2024 from $158.5 million for the six months ended June 30, 2023. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $88.7 million in revenues for the two-month period owned by the Company and $24.2 million in revenues from six new restaurants opened since July 2023, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 7.2% during the six months ended June 30, 2024 compared to the same period in 2023.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.4 million, or 6.5% to $7.0 million for the six months ended June 30, 2024 from $7.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to decreased revenues at our STK restaurants in North America and early termination of the STK Westminster management agreement in the fourth quarter of 2023 as we consolidated our operations in London, UK, partially offset by $0.4 million in revenues attributed to Benihana franchised restaurants.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $16.5 million, or 43.4%, to $54.6 million for the six months ended June 30, 2024 compared to $38.1 million for the six months ended June 30, 2023. The increase in cost of sales was due to the incremental sales increases noted above from the acquisition of Benihana and RA Sushi and the opening of six new venues since July 2023, partially offset by product mix management, pricing and operational cost reduction initiatives.

As a percentage of owned restaurant net revenue, cost of sales improved 220 basis points from 24.0% in the six months ended June 30, 2023 to 21.8% for the six months ended June 30, 2024 primarily due to lower cost of sales as a percentage of restaurant sales for Benihana and RA Sushi restaurants as compared to STK and Kona Grill restaurants, product mix management, pricing and operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $57.2 million to $152.8 million for the six months ended June 30, 2024 from $95.6 million for the six months ended June 30, 2023 The increase in owned restaurant operating expense is primarily attributed to $53.4 million in operating expenses associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 70 basis points from 60.3% in the six months ended June 30, 2023 to 61.0% for the six months ended June 30, 2024.

General and administrative. General and administrative costs increased $2.7 million, or 17.3%, to $18.2 million for the six months ended June 30, 2024 from $15.5 million for the six months ended June 30, 2023. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased stock-based compensation expense. As a percentage of revenues, general and administrative costs were 7.1% for the six months ended June 30, 2024 compared to 9.4% for the six months ended June 30, 2023.

Depreciation and amortization. Depreciation and amortization expense was $13.3 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily related to two months of depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with the six new owned venues opened since July 2023 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the six months ended June 30, 2024, we incurred $5.4 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Washington DC which opened in March 2024 and a RA Sushi restaurant which opened on July 1, 2024. We also incurred costs during the first six months of 2024 for two STK restaurants that opened during December 2023 and STK, Benihana and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.7 million.

Pre-opening expenses for the six months ended June 30, 2023 were $2.9 million primarily related to payroll, training, and non-cash pre-open rent for Kona Grill Columbus and Kona Grill Riverton which opened in January 2023 and July 2023, respectively, and STK and Kona Grill restaurants under development. Detail of pre-opening expenses by category is provided in the table below for the six months ended June 30, 2024 and 2023 (in thousands).

Six Months Ended June 30, 2024	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$2,953	$—	$2,953
Restaurants (1)	1,444	1,021	2,465
Total	$4,397	$1,021	$5,418

Six Months Ended June 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,288	$—	$1,288
Restaurants	902	718	1,620
Total	$2,190	$718	$2,908
(1)	Includes Salt Water Social, STK Aventura, Kona Grill Tigard, RA Sushi Plantation and other venues under development
(2)	Cash rent paid was $387 for the six months ended June 30, 2024. There was no cash rent expense for the six months ended June 30, 2023.

Transaction and exit costs. Transaction and exit costs were $8.3 million for the six months ended June 30, 2024. These costs primarily included investment banker and legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024. In addition, we incurred approximately $0.6 million for accelerated depreciation and exit costs associated with the April 30th lease expiration of Kona Grill Scottsdale and accelerated amortization due to the exit of the licensing agreement with REEF Kitchens.

Transition and integration costs. In the six months ended June 30, 2024, we incurred $3.8 million of transition and integration costs associated with the Benihana and RA Sushi acquisition, which closed on May 1, 2024. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, and support positions that will be eliminated in the foreseeable future. Over the next twelve months, we intend to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Interest expense, net. Interest expense, net was $9.9 million for the six months ended June 30, 2024 compared to $3.4 million for the six months ended June 30, 2023. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the six months ended June 30, 2024 was 12.0% compared to 11.6% in the same period of 2023.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under the credit agreement with Goldman Sachs to early extinguish the $73.1 million of outstanding term loans. We recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

(Benefit) provision for income taxes. The benefit for income taxes for the six months ended June 30, 2024 was $3.5 million compared to a provision for income taxes of $0.1 million for the six months ended June 30, 2023.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.5 million for the six months ended June 30, 2024 compared to a net loss of $0.4 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of June 30, 2024, we had cash and cash equivalents and restricted cash and cash equivalents of $32.8 million and $350.0 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of June 30, 2024, the availability on our revolving credit facility was $33.8 million, subject to certain conditions.

For the six months ended June 30, 2024, capital expenditures were $34.9 million of which $29.0 million related to the construction of new STK, Benihana, Kona Grill and RA Sushi restaurants and $5.8 million related to existing restaurants. We have opened two Company-owned restaurants in 2024 and expect to open an additional four to five Company-owned restaurants over the next six months. Net capital expenditures, inclusive of $1.8 million in landlord contributions, was $33.1 million for the six months ended June 30, 2024. We expect to receive between $5.0 million to $6.0 million in landlord contributions in the next three months. Capital expenditures by type for the six months ended June 30, 2024 is provided below (in thousands).

Six Months Ended June 30, 2024	STK	Benihana	Kona Grill	RA Sushi	Other (1)	Total
New Venues	$23,554	$433	$4,070	$746	$165	$28,968
Maintenance	1,869	1,974	1,689	245	—	5,777
Other	—	—	—	—	196	196
Total	$25,423	$2,407	$5,759	$991	$361	$34,941

Tenant Improvement Allowance	$1,441	$—	$375	$—	$—	$1,816

Six Months Ended June 30, 2023	STK	Benihana	Kona Grill	RA Sushi	Other (1)	Total
New Venues	$8,365	$—	$9,059	$—	$1,512	$18,936
Maintenance	2,539	—	2,161	—	—	4,700
Other	—	—	—	—	260	260
Total	$10,904	$—	$11,220	$—	$1,772	$23,896

Tenant Improvement Allowance	$577	$—	$750	$—	$—	$1,327

(1)Includes inventory of restaurant equipment for venues under development.

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

To help manage future cash requirements, we limit the number of owned company venues under construction at any given time to six restaurants. We also set a maximum number of signed leases for new restaurant development to twelve in order to minimize our cash rent commitment to approximately $3.0 million to $4.0 million annually for restaurants under development.

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

Credit Agreement

Refer to Note 6 and Note 17 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Cash Flows

The following table summarizes the statement of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$6,554	$13,136
Investing activities	(403,546)	(23,896)
Financing activities	408,805	(6,164)
Effect of exchange rate changes on cash	(61)	(19)
Net decrease in cash and cash equivalents	$11,752	$(16,943)

Operating Activities. Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2024, compared to $13.1 million for the six months ended June 30, 2023. The change in net cash provided by operating activities was primarily attributable to the timing of collections on accounts receivables and payments on accrued expenses.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2024 was $403.5 million which was comprised of $368.6 million for the Benihana acquisition, net of cash acquired and $34.9 million in capital expenditures for the construction of STK Washington DC, which opened in March 2024, and a RA Sushi in Plantation, FL which opened in July 2024 in addition to residual payments on four restaurants that opened during the fourth quarter of 2023 and several restaurants that were under development as of June 30, 2024.

Net cash used in investing activities for the six months ended June 30, 2023 was $23.9 million primarily for the construction of STK restaurants in Charlotte, North Carolina; Boston Massachusetts; and Washington D.C. and Kona Grill restaurants in Columbus, Ohio; Riverton, Utah and Phoenix, Arizona and several restaurants that were under development as of June 30, 2023, as well as capital expenditures for existing restaurants.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2024 was $408.8 million and was comprised of net proceeds from borrowings under the Credit Agreement of $333.8 million and net proceeds from the issuance of preferred stock and warrants of $138.9 million, partially offset by the repayment of the Goldman Sachs debt of $73.6 million. Net cash used in financing activities was $6.2 million for the six months ended June 30, 2023 which reflected $4.2 million in common stock purchased under our share repurchase program and $1.8 million in tax withholding obligation on stock-based compensation.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we intend to exclude the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Other than discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. The table below reflects shares of common stock purchased during the second quarter of 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
April 1-30, 2024	—	—	—	—
May 1-31, 2024	—	—	—	—
June 1-30, 2024	192,325	$ 4.59	192,325	$ 4,112,328
	192,325	$ 4.59	192,325

Item 5. Other Information

(a) Reclassification of Segment Disclosure

As discussed in Note 15, the Benihana Acquisition resulted in the CODM evaluating the Company’s business and determining that there are five operating segments. The Company has reclassified prior year disclosures from the Annual Report on Form 10-K below to conform with the current year presentation.

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, which include Bao Yum and Hideout, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants which include, Heliot, Rado, Rivershore Bar & Grill and F&B hospitality management agreements, and pre-opening expenses associated with new restaurants under development.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand and pre-opening expenses associated with new restaurants under development.
●	Kona Grill. The Kona Grill segment consists of the results of operations of Kona Grill restaurant locations and pre-opening expenses associated with new restaurants under development.
●	RA Sushi. The RA Sushi segment consists of the results of operations from RA Sushi restaurant locations and pre-opening expenses associated with new restaurants under development.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, tradenames, goodwill and deferred tax assets.

	STK	Benihana	Kona Grill	RA Sushi	Corporate	Total
For the three months ended March 31, 2024
Total revenues	$54,751	—	30,149	—	95	84,995
Operating income (loss)	$8,715	—	(503)	—	(8,832)	(620)
Capital asset additions(1)	$13,035	—	2,587	—	173	15,795
As of March 31, 2024
Total assets	$143,822	—	92,376	—	73,117	309,315
For the twelve months ended December 31, 2023
Total revenues	$200,678	—	131,716	—	375	332,769
Operating income (loss)	$39,077	—	2,189	—	(31,972)	9,294
Capital asset additions(1)	$28,549	—	21,450	—	3,551	53,550
As of December 31, 2023
Total assets	$142,774	—	93,092	—	81,379	317,245
For the three months ended September 30, 2023
Total revenues	$44,054	—	32,775	—	55	76,884
Operating income (loss)	$5,872	—	(444)	—	(7,383)	(1,955)
Capital asset additions(1)	$8,783	—	6,012	—	(280)	14,515
For the nine months ended September 30, 2023
Total revenues	$144,608	—	97,961	—	264	242,833
Operating income (loss)	$26,783	—	910	—	(23,325)	4,368
Capital asset additions(1)	$19,764	—	17,427	—	1,220	38,411
As of September 30, 2023
Total assets	$125,263	—	92,497	—	77,256	295,016
For the three months ended June 30, 2023
Total revenues	$49,015	—	34,277	—	101	83,393
Operating income (loss)	$8,861	—	1,379	—	(8,195)	2,045
Capital asset additions(1)	$6,686	—	4,937	—	422	12,045
For the six months ended June 30, 2023
Total revenues	$100,554	—	65,186	—	209	165,949
Operating income (loss)	$20,911	—	1,354	—	(15,942)	6,323
Capital asset additions(1)	$10,981	—	11,415	—	1,500	23,896
As of June 30, 2023
Total assets	$115,551	—	82,299	—	91,557	289,407
For the three months ended March 31, 2023
Total revenues	$51,539	—	30,909	—	108	82,556
Operating income (loss)	$12,050	—	(25)	—	(7,747)	4,278
Capital asset additions(1)	$4,298	—	6,476	—	1,078	11,852
As of March 31, 2023
Total assets	$107,892	—	78,583	—	102,184	288,659
For the twelve months ended December 31, 2022
Total revenues	$189,746	—	126,341	—	551	316,638
Operating income (loss)	$41,625	—	7,217	—	(32,536)	16,306
Capital asset additions(1)	$19,255	—	10,496	—	2,878	32,629
As of December 31, 2022
Total assets	$104,575	—	73,912	—	112,537	291,024

(1) Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

(c) Adoption or Termination of 10b5-1 Trading Plans

During the second quarter ended June 30, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1	Form of Stock Option Grant Notice (2019 Equity Incentive Plan) (Incorporated by reference to the Form 8-K filed on April 4, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2024

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer