Form 10-Q
period 2024-09-30
ONE Group Hospitality, Inc.
filed 2024-11-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

Number of shares of common stock outstanding as of October 31, 2024: 30,853,668

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,185	$21,047
Credit card receivable	8,013	7,234
Restricted cash and cash equivalents	499	—
Accounts receivable	9,211	10,030
Inventory	9,047	6,184
Other current assets	8,141	1,809
Due from related parties	376	376
Total current assets	63,472	46,680

Operating lease right-of-use assets	267,610	95,075
Property and equipment, net	270,444	139,908
Goodwill	155,331	—
Intangibles, net	133,076	15,306
Deferred tax assets, net	53,124	14,757
Other assets	8,779	4,636
Security deposits	1,635	883
Total assets	$953,471	$317,245

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,110	$19,089
Accrued expenses	67,014	28,333
Current portion of operating lease liabilities	15,757	6,897
Deferred gift card revenue and other	4,032	2,077
Current portion of long-term debt	4,812	1,500
Other current liabilities	295	266
Total current liabilities	123,020	58,162

Long-term debt, net of current portion, unamortized discount and debt issuance costs	329,489	70,410
Operating lease liabilities, net of current portion	296,163	120,481
Other long-term liabilities	5,256	832
Total liabilities	753,928	249,885

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at September 30, 2024 and 0 issued and outstanding at December 31, 2023	150,606	—

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,822,191 issued and 30,802,537 outstanding at September 30, 2024 and 33,560,428 issued and 31,283,975 outstanding at December 31, 2023	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 3,019,654 shares at September 30, 2024 and 2,276,453 shares at December 31, 2023	(18,202)	(15,051)
Additional paid-in capital	72,554	58,270
Retained earnings	—	28,884
Accumulated other comprehensive loss	(2,913)	(2,930)
Total stockholders’ equity	51,442	69,176
Noncontrolling interests	(2,505)	(1,816)
Total stockholder's equity	48,937	67,360
Total liabilities, Series A preferred stock and stockholders' equity	$953,471	$317,245

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	$190,587	$73,700	$441,116	$232,202
Management, license, franchise and incentive fee revenue	3,388	3,184	10,348	10,631
Total revenues	193,975	76,884	451,464	242,833
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	39,880	18,230	94,471	56,300
Owned restaurant operating expenses	125,634	46,372	278,464	141,983
Total owned operating expenses	165,514	64,602	372,935	198,283
General and administrative (including stock-based compensation of $1,580, $1,244, $4,433 and $3,798 for the three and nine months ended September 30, 2024 and 2023, respectively)	12,785	7,280	30,941	22,803
Depreciation and amortization	9,416	3,732	22,701	10,894
Transaction and exit costs	850	—	9,199	—
Transition and integration expenses	6,274	—	10,068	—
Pre-opening expenses	2,110	3,097	7,528	6,005
Other expenses	46	128	78	480
Total costs and expenses	196,995	78,839	453,450	238,465
Operating (loss) income	(3,020)	(1,955)	(1,986)	4,368
Other expenses, net:
Interest expense, net of interest income	10,679	1,673	20,622	5,102
Loss on early debt extinguishment	—	—	4,149	—
Total other expenses, net	10,679	1,673	24,771	5,102
Loss before provision for income taxes	(13,699)	(3,628)	(26,757)	(734)
Benefit for income taxes	(4,644)	(375)	(8,180)	(227)
Net loss	(9,055)	(3,253)	(18,577)	(507)
Less: net loss attributable to noncontrolling interest	(165)	(155)	(689)	(583)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(8,890)	$(3,098)	$(17,888)	$76
Series A Preferred Stock paid-in-kind dividend and accretion	(7,125)	—	(11,663)	—
Net (loss) income available to common stockholders	$(16,015)	$(3,098)	$(29,551)	$76

Net (loss) income per common share:
Basic	$(0.52)	$(0.10)	$(0.95)	$—
Diluted	$(0.52)	$(0.10)	$(0.95)	$—

Weighted average common shares outstanding:
Basic	31,008,275	31,515,011	31,256,946	31,657,761
Diluted	31,008,275	31,515,011	31,256,946	32,537,572

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(9,055)	$(3,253)	$(18,577)	$(507)
Currency translation gain (loss), net of tax	74	(112)	17	(130)
Comprehensive loss	(8,981)	(3,365)	(18,560)	(637)
Less: comprehensive loss attributable to noncontrolling interest	(165)	(155)	(689)	(583)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(8,816)	(3,210)	(17,871)	(54)
Series A Preferred Stock paid-in-kind dividend and accretion	(7,125)	—	(11,663)	—
Comprehensive loss attributable to common stockholders	$(15,941)	$(3,210)	$(29,534)	$(54)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	—	—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	—	—	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	—	$—	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096
Stock-based compensation	—	—	22,905	—	—	1,495	—	—	1,495	—	1,495
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	108,124	—	—	(356)	—	—	(356)	—	(356)
Issuance of warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Purchase of treasury stock	—	—	(192,325)	—	(888)	—	—	—	(888)	—	(888)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	11	11	—	11
Net loss	—	—	—	—	—	—	(6,929)	—	(6,929)	(163)	(7,092)
Series A Preferred Stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in-kind dividend and accretion	—	4,538	—	—	—	—	(4,538)	—	(4,538)	—	(4,538)
Balance at June 30, 2024	160,000	$143,481	31,297,200	$3	$(15,939)	$71,656	$15,348	$(2,987)	$68,081	$(2,340)	$65,741
Stock-based compensation	—	—	39,114	—	—	1,580	—	—	1,580	—	1,580
Issuance of vested restricted shares, net of tax withholding	—	—	17,099	—	—	(15)	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	(550,876)	—	(2,263)	—	—	—	(2,263)	—	(2,263)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	74	74	—	74
Net loss	—	—	—	—	—	—	(8,890)	—	(8,890)	(165)	(9,055)
Series A Preferred Stock paid-in-kind dividend and accretion	—	7,125	—	—	—	(667)	(6,458)	—	(7,125)	—	(7,125)
Balance at September 30, 2024	160,000	$150,606	30,802,537	$3	$(18,202)	$72,554	$—	$(2,913)	$51,442	$(2,505)	$48,937

Balance at December 31, 2022	—	$—	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	—	—	16,205	—	—	1,320	—	—	1,320	—	1,320
Issuance of vested restricted shares, net of tax withholding	—	—	247,536	—	—	(1,432)	—	—	(1,432)	—	(1,432)
Purchase of treasury stock			(118,085)		(735)	—	—	—	(735)	—	(735)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(70)	(70)	—	(70)
Net income (loss)	—	—	—	—	—	—	2,606	—	2,606	(276)	2,330
Balance at March 31, 2023	—	$—	31,881,079	$3	$(7,904)	$55,471	$26,772	$(2,939)	$71,403	$(1,400)	$70,003
Stock-based compensation	—	—	17,930	—	—	1,234	—	—	1,234	—	1,234
Exercise of stock options and warrants	—	—	135,500	—	—	226	—	—	226	—	226
Issuance of vested restricted shares, net of tax withholding	—	—	66,717	—	—	(370)	—	—	(370)	—	(370)
Purchase of treasury stock	—	—	(478,992)	—	(3,418)	—	—	—	(3,418)		(3,418)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	52	52	—	52
Net income (loss)	—	—	—	—	—	—	568	—	568	(152)	416
Balance at June 30, 2023	—	$—	31,622,234	$3	$(11,322)	$56,561	$27,340	$(2,887)	$69,695	$(1,552)	$68,143
Stock-based compensation	—	—	23,865	—	—	1,244	—	—	1,244	—	1,244
Exercise of stock options	—	—	22,500	—	—	75	—	—	75	—	75
Issuance of vested restricted shares, net of tax withholding	—	—	153,809	—	—	(797)	—	—	(797)	—	(797)
Purchase of treasury stock	—	—	(549,065)	—	(3,536)	—	—	—	(3,536)	—	(3,536)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(112)	(112)	—	(112)
Net loss	—	—	—	—	—	—	(3,098)	—	(3,098)	(155)	(3,253)
Balance at September 30, 2023	—	$—	31,273,343	$3	$(14,858)	$57,083	$24,242	$(2,999)	$63,471	$(1,707)	$61,764

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(18,577)	$(507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,701	10,894
Non-cash exit costs	321	—
Stock-based compensation	4,433	3,798
Amortization of debt issuance costs and debt original issuance discounts	1,723	558
Deferred taxes	(8,376)	(997)
Non-cash loss on early debt extinguishment	1,674	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,111	3,730
Inventory	1,542	(195)
Other current assets	(1,154)	56
Security deposits	(35)	—
Other assets	(2,596)	(403)
Accounts payable	2,169	(1,720)
Accrued expenses	11,513	(2,067)
Operating lease liabilities and right-of-use assets	5,172	2,840
Other liabilities	(953)	(759)
Net cash provided by operating activities	25,668	15,228

Investing activities:
Purchase of property and equipment	(53,768)	(38,411)
Acquisition related payments, net of cash acquired	(369,838)	—
Net cash used in investing activities	(423,606)	(38,411)

Financing activities:
Borrowings of long-term debt	333,829	—
Repayments of long-term debt and financing lease liabilities	(74,574)	(458)
Issuance of Series A preferred stock net of discount	138,943	—
Issuance of warrants to Series A preferred stockholders	10,771	—
Exercise of stock options	242	301
Tax-withholding obligation on stock-based compensation	(495)	(1,835)
Purchase of treasury stock	(3,151)	(7,689)
Net cash provided by (used in) financing activities	405,565	(9,681)
Effect of exchange rate changes on cash	10	(120)
Net change in cash and cash equivalents and restricted cash and cash equivalents	7,637	(32,984)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	21,047	55,121
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$28,684	$22,137
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$14,334	$5,051
Income taxes paid	$437	$312
Accrued purchases of property and equipment	$11,739	$8,684
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$28,185	$22,137
Restricted cash and cash equivalents	499	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$28,684	$22,137

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. As of September 30, 2024, the Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere, Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

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

As of September 30, 2024, the Company owned, operated, managed, franchised, or licensed 168 venues, including 28 STKs, 85 Benihanas, 27 Kona Grills and 20 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 8 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

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

Certain reclassifications were also made to align our international revenues and long-term assets with the Company’s classification of domestic and international venues.

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

The assets and liabilities of Benihana were recorded at their respective fair values as of the date of acquisition. The Company is in the process of finalizing the fair value of certain assets and liabilities acquired. Since the initial valuation, the Company adjusted the fair values for cash and cash equivalents by ($0.1) million, other current assets by $0.2 million, property and equipment by ($0.5) million, operating lease right-of-use assets by $1.2 million, deferred tax assets by $3.2 million, intangible assets by ($13.1) million, goodwill by $10.2 million, accrued expenses by $0.9 million, other current liabilities by ($2.2) million, and operating lease liabilities by $1.2 million to reflect the current fair value valuation and alignment with the Company’s accounting policies. The fair values set forth below are based on preliminary estimates and are subject to change as additional information is obtained during the measurement period which is up to one year from acquisition date (amounts in thousands).

Purchase consideration:
Contractual purchase price	$365,000
Cash and cash equivalents, restricted cash and cash equivalents and credit card receivable	25,117
Working capital adjustment	1,151
Cash consideration paid	391,268

Net assets acquired:
Cash and cash equivalents	$20,879
Restricted cash and cash equivalents	551
Credit card receivable	3,687
Inventory	4,405
Other current assets	7,471
Property and equipment	102,552
Operating lease right-of-use assets	182,346
Deferred tax assets, net	29,991
Intangible assets	117,800
Other assets	2,899
Accounts payable	(9,851)
Accrued expenses	(30,074)
Other current liabilities	(3,134)
Operating lease liabilities	(189,181)
Other long-term liabilities	(4,404)
Total net assets acquired	235,937
Goodwill	$155,331

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

As a result of the Benihana Acquisition, the Company incurred approximately $0.9 million and $8.7 million of transaction costs, respectively, during the three and nine months ended September 30, 2024, which are included in transaction and exit costs in the consolidated statements of operations. The Company incurred $6.3 million and $10.1 million for transition and related integration efforts in the three and nine months ended September 30, 2024. Since the acquisition date, the Benihana Acquisition resulted in actual revenues of $209.2 million and net loss of $8.1 million in the consolidated statements of operations.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2024 and 2023 give effect to the Benihana Acquisition as if it had occurred on January 1, 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total Revenues	$193,975	$201,688	$625,001	$636,337

Net (loss) income as reported	$(8,890)	$(5,522)	$30,990	$3,055
Adjustments:
Transaction and exit costs	850	—	14,489	(14,489)
Transition and integration costs	6,274	—	10,068	(10,068)
Loss on early debt extinguishment	—	—	4,149	(4,149)
Purchase price accounting adjustments(1)	—	177	9,744	640
Change in interest expense	284	1,139	1,175	2,309
Pro forma net income (loss) before income taxes	(1,482)	(4,206)	70,615	(22,702)
Income tax effect of adjustments	(556)	436	(2,972)	1,932
Change in valuation allowance	—	—	(59,925)	—
Pro forma net income (loss)	$(2,038)	$(3,770)	$7,718	$(20,770)

(1) Purchase price accounting adjustments include the elimination of Benihana's impairment charges and changes to depreciation

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

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Benihana Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and are not necessarily indicative of what actual results of operations would have been had the Benihana Acquisition and related transactions been completed as of January 1, 2023 or that may be achieved in the future.

Note 3 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Furniture, fixtures and equipment	$73,821	$49,753
Leasehold improvements	226,063	130,136
Less: accumulated depreciation	(78,316)	(60,128)
Subtotal	221,568	119,761
Construction in progress	44,095	17,044
Restaurant smallwares	4,781	3,103
Total	$270,444	$139,908

Depreciation related to property and equipment was $9.3 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $22.3 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 4 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Indefinite-lived intangible assets
Tradenames	$134,400	$17,400
Finite-lived intangible assets
Franchise agreements	800	—
Other finite-lived intangible assets	101	101
Total finite-lived intangible assets	901	101
Less: accumulated amortization	(2,225)	(2,195)
Total intangibles, net	$133,076	$15,306

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life of 10-15 years. Amortization expense was nominal for the three and nine months ended September 30, 2024 and 2023. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is less than $0.1 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related	$19,853	$5,655
Interest	7,277	2,396
VAT and sales taxes	8,198	4,238
New restaurant construction	6,236	6,318
Amounts due to landlords	4,591	2,753
Legal, professional and other services	3,175	1,364
Insurance	5,489	545
Income taxes and related	—	30
Other (1)	12,195	5,034
Total	$67,014	$28,333
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term loan agreements	$349,125	$23,750
Revolving credit facility	—	—
Delayed draw term facility	—	49,750
Total long-term debt	349,125	73,500
Less: current portion of long-term debt	(4,812)	(1,500)
Less: debt issuance costs	(565)	(1,590)
Less: debt original issuance discount	(14,259)	—
Total long-term debt, net of current portion	$329,489	$70,410

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $10.0 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $19.3 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. Capitalized interest was $0.9 million and $1.8 million for the three and nine months ended September 30, 2024, respectively. Capitalized interest was $0.5 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company had $5.9 million in standby letters of credit outstanding for certain restaurants and $34.1 million available in its revolving credit facility, subject to certain conditions.

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

The Term Loan Facility bears interest at a margin over a reference rate selected at the option of the borrower. The margin for the Term Loan Facility is 6.5% per annum for SOFR borrowings and 5.5% per annum for base rate borrowings. The Term Loan Facility matures on the fifth anniversary of the date of the related loan agreement. The Term Loan Facility is payable in quarterly installments commencing with the fiscal quarter ending September 30, 2024, and are 1% per annum for the first year (through June 30, 2025), then 2.5% per annum for the next two years (through June 2027), then 5% per annum thereafter through maturity on April 30, 2029.

The Revolving Facility bears interest at a margin over a reference rate selected at the option of the borrower. The margin for the Revolving Facility is set quarterly based on the Company’s Consolidated Net Leverage Ratio for the preceding four fiscal quarters and ranges from 5.5% to 6.0% per annum for SOFR borrowings and 4.5% to 5.0% for base rate borrowings. The Revolving Facility matures on November 1, 2028.

The Company’s weighted average interest rate on the borrowings under the Credit and Guarantee Agreement as of September 30, 2024 was 11.83%.

As of September 30, 2024, the Company had $0.6 million of debt issuance costs and $14.3 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.7 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

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

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of September 30, 2024.

The Company’s long-term debt, including the current portion, is carried at cost on the condensed consolidated balance sheets. Fair value of long-term debt, including the current portion, is valued using Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

The Company’s purchase price allocations for the Benihana Acquisition were measured at fair value on a nonrecurring basis primarily using Level 3 inputs.

Note 8 – Income Taxes

For the nine months ended September 30, 2024, the Company has computed its interim tax provision using the estimated annual effective tax rate method. For the six months ended June 30, 2024, the Company had elected to compute its interim tax provision using the actual year-to-date effective tax rate method as small changes in projected income could have produced large variations in the Company’s estimated annual effective tax rate. The Company recorded a benefit for income taxes of $8.2 million for the nine months ended September 30, 2024 compared to income tax benefit of $0.2 million for the nine months ended September 30, 2023.

The Company’s effective income tax rate was 30.6% for the nine months ended September 30, 2024 compared to 30.9% for the nine months ended September 30, 2023. The Company’s effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; (iv) transaction costs associated with the Benihana Acquisition; and (v) the tax effect of non-deductible compensation. The income tax benefit recorded for the nine months ended September 30, 2024 and 2023 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of September 30, 2024.

Note 9 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Konavore rewards program (in thousands):

	September 30,	December 31,
	2024	2023
Deferred license revenue (1)	$185	$218
Deferred gift card and gift certificate revenue (2)	$3,340	$1,716
Advanced party deposits (2)	$692	$361
Konavore rewards program (3)	$195	$177
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	September 30,	September 30,
	2024	2023
Revenue recognized from deferred license revenue	$33	$60
Revenue recognized from deferred gift card revenue	$1,106	$1,121
Revenue recognized from advanced party deposits	$361	$278

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2024 were as follows for each year ending (in thousands):

2024, three months remaining	$11
2025	44
2026	37
2027	34
2028	34
Thereafter	25
Total future estimated deferred license revenue	$185

Note 10 – Leases

The components of lease expense for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	September 30,	September 30,
	2024	2023
Lease cost
Operating lease cost	$24,595	$12,104
Finance lease cost
Amortization of ROU assets	157	155
Interest on lease liabilities	66	62
Total finance lease cost	223	217
Variable lease cost (1)	16,860	8,499
Short-term lease cost	1,447	805
Total lease cost	$43,125	$21,625

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	4 years
Weighted average discount rate
Operating leases	10.31%	8.63%
Finance leases	11.14%	9.07%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Finance lease right-of-use assets (1)	$841	$850
Current portion of finance lease liabilities (1)	172	222
Long-term portion of finance lease liabilities (1)	730	658
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

	September 30,	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,479	$10,760
Operating cash flows from finance leases	$157	$155
Financing cash flows from finance leases	$199	$208
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,081	$9,039
Finance leases	$—	$81

The Company has entered into six operating leases for future restaurants that have not commenced as of September 30, 2024. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $7.4 million. The Company expects these leases, which have initial lease terms of 10 to 15 years and two 5-year options, to commence within the next twelve months.

As of September 30, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2024, three months remaining	$6,217
2025	44,802
2026	45,712
2027	46,377
2028	45,774
Thereafter	423,713
Total lease payments	612,595
Less: imputed interest	(300,675)
Present value of operating lease liabilities	$311,920

As of September 30, 2024, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2024, three months remaining	$107
2025	259
2026	259
2027	259
2028	237
Total lease payments	1,121
Less: imputed interest	(219)
Present value of finance lease liabilities	$902

Note 11 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units. The two-class method for computing earnings per share will be utilized when applicable.

For the three and nine months ended September 30, 2024 and 2023, net (loss) income per share was calculated as follows (in thousands, except net income per share and related share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(8,890)	$(3,098)	$(17,888)	$76
Series A Preferred Stock paid-in-kind dividend and accretion	(7,125)	—	(11,663)	—
Net (loss) income available to common stockholders	(16,015)	(3,098)	(29,551)	76

Basic weighted average shares outstanding	31,008,275	31,515,011	31,256,946	31,657,761
Dilutive effect of stock options, warrants and restricted share units	—	—	—	879,811
Diluted weighted average shares outstanding	31,008,275	31,515,011	31,256,946	32,537,572

Basic net (loss) income per common share	$(0.52)	$(0.10)	$(0.95)	$—
Diluted net (loss) income per common share	$(0.52)	$(0.10)	$(0.95)	$—

For the three months ended September 30, 2024 and 2023, 3.1 million and 0.7 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2024 and 2023, 2.3 million and a nominal amount of stock options, warrants and restricted share units were anti-dilutive.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and nine months ended September 30, 2024, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $7.2 million and $11.7 million, respectively.

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

Note 13 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at September 30, 2024 or December 31, 2023, other than the Series A Preferred Stock discussed above.

Common Stock

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the nine months ended September 30, 2024 and 2023, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and nine months ended September 30, 2024, the Company spent $2.3 million and $3.2 million, respectively, for the repurchases of 0.6 million and 0.7 million shares, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 0.5 million and 1.1 million shares, respectively, for an aggregate consideration of $3.5 million and $7.6 million, respectively. As of September 30, 2024, the Company had repurchased 3,007,020 shares for $18.2 million under the repurchase program.

Note 14 – Stock-Based Compensation and Warrants

Stock-Based Compensation

As of September 30, 2024, the Company had 2,862,779 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost was $1.6 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost was $0.2 million and $0.5 million of stock granted to directors for the three and nine months ended September 30, 2024, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and nine months ended September 30, 2024 included $0.2 million and $0.6 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”) compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023.

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the nine months ended September 30, 2024 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding and Exercisable at December 31, 2023	673,942	$2.35	3.24 years	$2,540
Granted	260,420	5.73
Exercised	(50,000)	4.85
Cancelled, expired or forfeited	(50,098)	4.76
Outstanding at September 30, 2024	834,264	$3.14	4.98 years	$1,260

Stock options granted during the nine months ended September 30, 2024 were valued using the Black-Scholes method and included the following assumptions: a) expected term of 5.5 years, calculated using the simplified method, b) risk-free rate of 4.4% and c) volatility of 71.3%. The Company recognized $0.2 million and $0.5 million in compensation costs for stock options during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had $0.5 million of unrecognized compensation costs related to 260,420 unvested stock options, which will be recognized over a weighted average period of 0.5 years. There were no unvested stock options as of December 31, 2023.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine months ended September 30, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2023	1,020,556	$8.08
Granted	468,356	4.88
Vested	(439,336)	8.08
Cancelled, expired or forfeited	(39,387)	7.34
Non-vested RSUs at September 30, 2024	1,010,189	$6.62

As of September 30, 2024, the Company had approximately $5.5 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.9 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

A summary of the status of PSUs and changes during the nine months ended September 30, 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2023	375,000	$5.89
Granted	98,166	4.65
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at September 30, 2024	473,166	$5.63

As of September 30, 2024, the Company has approximately $1.4 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.9 years.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of September 30, 2024 and 2023.

			Warrants	Exercise	Shares available for purchase as of September 30,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2024	2023
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	—
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	—
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	—
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	—

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

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, which include Bao Yum and Hideout, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants which include, Heliot, Rado, Rivershore Bar & Grill and F&B hospitality management agreements, and pre-opening expenses associated with new restaurants under development.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand and pre-opening expenses associated with new restaurants under development.
●	Grill Concepts. The Grill Concepts segment consists of the results of operations of Kona Grill and RA Sushi restaurant locations and pre-opening expenses associated with new restaurants under development.
●	Corporate. The Corporate segment consists of the following: general and administrative costs, stock-based compensation, lease termination expenses, transaction costs, COVID-19 related expenses and other income and expenses. This segment also includes STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs. The Corporate segment’s total assets primarily include cash and cash equivalents, tradenames, goodwill and deferred tax assets.

Certain financial information relating to the three and nine months ended September 30, 2024 and 2023 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Corporate	Total
For the three months ended September 30, 2024
Total revenues	$47,391	104,688	41,835	61	193,975
Operating income (loss)	$4,395	13,906	(2,146)	(19,175)	(3,020)
Capital asset additions(1)	$23,235	3,734	7,269	374	34,612
For the nine months ended September 30, 2024
Total revenues	$154,793	183,132	113,286	253	451,464
Operating income (loss)	$20,181	28,624	(1,729)	(49,062)	(1,986)
Capital asset additions(1)	$35,633	6,141	11,432	562	53,768
As of September 30, 2024
Total assets	$161,126	242,159	137,940	412,246	953,471

	STK	Benihana	Grill Concepts	Corporate	Total
For the three months ended September 30, 2023
Total revenues	$44,054	—	32,775	55	76,884
Operating income (loss)	$5,872	—	(444)	(7,383)	(1,955)
Capital asset additions(1)	$8,783	—	6,012	(280)	14,515
For the nine months ended September 30, 2023
Total revenues	$144,608	—	97,961	264	242,833
Operating income (loss)	$26,783	—	910	(23,325)	4,368
Capital asset additions	$19,764	—	17,427	1,220	38,411
As of December 31, 2023
Total assets	$159,637	—	97,840	59,768	317,245
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Domestic revenues	$193,315	$76,183	$449,128	$240,348
International revenues	660	701	2,336	2,485
Total revenues	$193,975	$76,884	$451,464	$242,833

	September 30,	December 31,
	2024	2023
Domestic long-lived assets	$888,358	$269,052
International long-lived assets	1,641	1,513
Total long-lived assets	$889,999	$270,565

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, Item 1A. “Risk Factors” in our Quarterly Reports on From 10-Q for the quarters ended March 31, 2024 and June 30, 2024, and Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; and (8) other risks and uncertainties . We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

Our primary restaurant brands are as follows:

●	STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere;
●	Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and
●	RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

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

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 166 venues including 29 STKs, 85 Benihanas, 27 Kona Grills and 16 RA Sushi in major cities in North America, Europe, Latin America and the Middle East and 9 F&B venues operated under ONE Hospitality in four hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open six new venues in 2024. As of the date of this report we have opened the following:

●	Owned STK restaurant in Washington DC
●	Owned RA Sushi restaurant in Plantation, Florida
●	Owned Kona Grill restaurant in Tigard, Oregon
●	Owned STK restaurant in Aventura, Florida

●	Owned Salt Water Social restaurant in Denver, Colorado

There are currently two Company-owned STK restaurants and one Company-owned Benihana restaurant under construction in the following cities:

●	Owned STK restaurant in Topanga, California
●	Owned STK restaurant in Los Angeles, California
●	Owned Benihana restaurant in San Mateo, California

In July 2024, we terminated a franchise agreement for one restaurant.

In October 2024, we closed four company-owned RA Sushi restaurants.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana(3)	Kona Grill	RA Sushi	ONE Hospitality(2)	Total
Domestic
Owned	18	74	27	16	3	138
Managed	2	—	—	—	1	3
Licensed	1	—	—	—	—	1
Franchised	—	8	—	—	—	8
Total domestic	21	82	27	16	4	150
International
Owned	—	—	—	—	1	1
Managed	4	—	—	—	4	8
Licensed	4	—	—	—	—	4
Franchised	—	3	—	—	—	3
Total international	8	3	—	—	5	16
Total venues	29	85	27	16	9	166
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.
(3)	Includes Benihana and RA Sushi co-branded locations.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of our STK, Benihana, and Kona Grill Restaurants
●	Expansion through New F&B Hospitality Projects
●	Increase Same Store Sales and Increase Our Operating Efficiency
●	Acquisitions

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

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 24-month period at the beginning of each quarter, which removes the impact of new restaurant openings and closures in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed domestic STK locations, excluding revenues from our owned STK restaurant located in the W Hotel in Los Angeles, California due to the impact of the F&B hospitality management agreement with the hotel. Revenues from locations where we do not directly control the event sales force are excluded from this measure.

Executive Summary

Total revenues increased $117.1 million, or 152.3% to $194.0 million for the three months ended September 30, 2024 compared to $76.9 million for the three months ended September 30, 2023 primarily due to the Benihana Acquisition on May 1, 2024. Same store sales decreased 8.8% in the third quarter of 2024 compared to the third quarter of 2023.

Operating loss increased $1.0 million to $3.0 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023. The change is primarily attributed to transaction, transition and integration costs related to the Benihana Acquisition partially offset by the increase in operating income attributable to the acquired restaurants.

Restaurant operating profit increased $16.0 million, or 175.6% to $25.1 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023. The increase in restaurant operating profit is primarily due to the Benihana Acquisition on May 1, 2024, strong restaurant operating profit for new STK restaurants and cost reduction initiatives. Restaurant operating profit as a percentage of owned restaurant net revenue was 13.2% in the third quarter of 2024 compared to 12.3%

in the third quarter of 2023. See “Results of Operations” below for reconciliation to Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Total revenues increased $208.7 million, or 85.9% to $451.5 million for the nine months ended September 30, 2024 compared to $242.8 million for the nine months ended September 30, 2023 primarily attributable to the Benihana Acquisition on May 1, 2024.

For the nine months ended September 30, 2024, operating loss was $2.0 million compared to operating income of $4.4 million for the nine months ended September 30, 2023, primarily due to transaction, transition and integration costs related to the Benihana Acquisition.

Restaurant operating profit increased $34.3 million or 101.0% to $68.2 million for the nine months ended September 30, 2024 compared to restaurant operating profit of $33.9 million for the nine months ended September 30, 2023 primarily attributable to the Benihana Acquisition on May 1, 2024. Restaurant operating profit as a percentage of owned restaurant net revenue was 15.5% in the first nine months of 2024 compared to 14.6% in the same period of 2023. See “Results of Operations” below for reconciliation to Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	$190,587	$73,700	$441,116	$232,202
Management, license, franchise and incentive fee revenue	3,388	3,184	10,348	10,631
Total revenues	193,975	76,884	451,464	242,833
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	39,880	18,230	94,471	56,300
Owned restaurant operating expenses	125,634	46,372	278,464	141,983
Total owned operating expenses	165,514	64,602	372,935	198,283
General and administrative (including stock-based compensation of $1,580, $1,244, $4,433 and $3,798 for the three and nine months ended September 30, 2024 and 2023, respectively)	12,785	7,280	30,941	22,803
Depreciation and amortization	9,416	3,732	22,701	10,894
Transaction and exit costs	850	—	9,199	—
Transition and integration expenses	6,274	—	10,068	—
Pre-opening expenses	2,110	3,097	7,528	6,005
Other expenses	46	128	78	480
Total costs and expenses	196,995	78,839	453,450	238,465
Operating (loss) income	(3,020)	(1,955)	(1,986)	4,368
Other expenses, net:
Interest expense, net of interest income	10,679	1,673	20,622	5,102
Loss on early debt extinguishment	—	—	4,149	—
Total other expenses, net	10,679	1,673	24,771	5,102
Loss before provision for income taxes	(13,699)	(3,628)	(26,757)	(734)
Benefit for income taxes	(4,644)	(375)	(8,180)	(227)
Net loss	(9,055)	(3,253)	(18,577)	(507)
Less: net loss attributable to noncontrolling interest	(165)	(155)	(689)	(583)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(8,890)	$(3,098)	$(17,888)	$76

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Owned restaurant net revenue	98.3%	95.9%	97.7%	95.6%
Management, license, franchise and incentive fee revenue	1.7%	4.1%	2.3%	4.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	20.9%	24.7%	21.4%	24.2%
Owned restaurant operating expenses (1)	65.9%	62.9%	63.1%	61.1%
Total owned operating expenses (1)	86.8%	87.7%	84.5%	85.4%
General and administrative (including stock-based compensation of 0.8%, 1.6%, 1.0%, and 1.6%, for the three and nine months ended September 30, 2024 and 2023, respectively)	6.6%	9.5%	6.9%	9.4%
Depreciation and amortization	4.9%	4.9%	5.0%	4.5%
Transaction and exit costs	0.4%	—%	2.0%	—%
Transition and integration expenses	3.2%	—%	2.2%	—%
Pre-opening expenses	1.1%	4.0%	1.7%	2.5%
Other expenses	—%	0.2%	—%	0.2%
Total costs and expenses	101.6%	102.5%	100.4%	98.2%
Operating (loss) income	(1.6)%	(2.5)%	(0.4)%	1.8%
Other expenses, net:
Interest expense, net of interest income	5.5%	2.2%	4.6%	2.1%
Loss on early debt extinguishment	—%	—%	0.9%	—%
Total other expenses, net	5.5%	2.2%	5.5%	2.1%
Loss before provision for income taxes	(7.1)%	(4.7)%	(5.9)%	(0.3)%
Benefit for income taxes	(2.4)%	(0.5)%	(1.8)%	(0.1)%
Net loss	(4.7)%	(4.2)%	(4.1)%	(0.2)%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(4.6)%	(4.0)%	(4.0)%	—%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following tables show our operating results by segment for the periods indicated (in thousands).

	STK	Benihana	Grill Concepts	Corporate	Total
For the three months ended September 30, 2024
Total revenues	$47,391	104,688	41,835	61	193,975
Operating income (loss)	$4,395	13,906	(2,146)	(19,175)	(3,020)
Capital asset additions(1)	$23,235	3,734	7,269	374	34,612
For the nine months ended September 30, 2024
Total revenues	$154,793	183,132	113,286	253	451,464
Operating income (loss)	$20,181	28,624	(1,729)	(49,062)	(1,986)
Capital asset additions(1)	$35,633	6,141	11,432	562	53,768
As of September 30, 2024
Total assets	$161,126	242,159	137,940	412,246	953,471

	STK	Benihana	Grill Concepts	Corporate	Total
For the three months ended September 30, 2023
Total revenues	$44,054	—	32,775	55	76,884
Operating income (loss)	$5,872	—	(444)	(7,383)	(1,955)
Capital asset additions(1)	$8,783	—	6,012	(280)	14,515
For the nine months ended September 30, 2023
Total revenues	$144,608	—	97,961	264	242,833
Operating income (loss)	$26,783	—	910	(23,325)	4,368
Capital asset additions	$19,764	—	17,427	1,220	38,411
As of December 31, 2023
Total assets	$159,637	—	97,840	59,768	317,245
(1)	Capital asset additions for the Corporate segment include furniture, fixtures, and equipment for restaurants that the Company plans to open in the future.

EBITDA, Adjusted EBITDA and Restaurant Operating Profit are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We have evolved our definition of Adjusted EBITDA starting in the third quarter of 2024 to provide more clarity and comparability relative to peers. We will exclude pre-opening expenses as an add back in the Adjusted EBITDA calculation. Prior period amounts presented in the table below have been recast to conform to the current period presentation.

We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash rent expense, transaction and exit costs, transition and integration expenses, stock-based compensation, and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(8,890)	$(3,098)	$(17,888)	$76
Net loss attributable to noncontrolling interest	(165)	(155)	(689)	(583)
Net loss	(9,055)	(3,253)	(18,577)	(507)
Interest expense, net	10,679	1,673	20,622	5,102
Benefit for income taxes	(4,644)	(375)	(8,180)	(227)
Depreciation and amortization	9,416	3,732	22,701	10,894
EBITDA	6,396	1,777	16,566	15,262
Stock-based compensation	1,580	1,244	4,433	3,798
Transaction and exit costs	850	—	9,199	—
Transition and integration expenses	6,274	—	10,068	—
Non-cash rent expense (1)	(343)	(126)	(1,034)	(279)
Loss on early debt extinguishment	—	—	4,149	—
Other expenses	46	128	78	480
Adjusted EBITDA	14,803	3,023	43,459	19,261
Adjusted EBITDA attributable to noncontrolling interest	(54)	(72)	(387)	(326)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$14,857	$3,096	$43,846	$19,588
(1)	Non-cash rent expense is included in owned restaurant operating expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating (loss) income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating income as reported	$(3,020)	$(1,955)	$(1,986)	$4,368
Management, license and incentive fee revenue	(3,388)	(3,184)	(10,348)	(10,631)
General and administrative	12,785	7,280	30,941	22,803
Depreciation and amortization	9,416	3,732	22,701	10,894
Transaction and exit costs	850	—	9,199	—
Transition and integration expenses	6,274	—	10,068	—
Pre-opening expenses	2,110	3,097	7,528	6,005
Other expenses	46	128	78	480
Restaurant Operating Profit	$25,073	$9,098	$68,181	$33,919
Restaurant Operating Profit as a percentage of owned restaurant net revenue	13.2%	12.3%	15.5%	14.6%

Restaurant operating profit by component is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
STK restaurant operating profit (Company owned)	$6,547	$6,796	$26,769	$25,050
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	14.6%	16.6%	18.4%	18.8%
Benihana restaurant operating profit (Company owned)	$17,708	$—	$34,442	$—
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned) (1)	17.0%	—	18.9%	—
Core Grill Concepts restaurant operating profit	$1,602	$2,254	$8,271	$8,149
Core Grill Concepts restaurant operating profit as a percentage of Grill Concepts revenue	4.4%	10.7%	8.3%	9.4%
Non-core Grill Concepts restaurant operating profit	$(783)	$39	$(1,291)	$39
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core revenue	(15.0)%	0.3%	(9.8)%	0.3%
(1)	When adjusted for non-cash rent of $0.2 million and ($0.2) million for the nine months ended September 30, 2024 and September 30, 2023, respectively, the Benihana restaurant operating profit as a percentage of Benihana revenue increased 20 basis points from 17.0% for the pro forma three months ended September 30, 2023 to 17.2% for the three months ended September 30, 2024.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $116.9 million, or 158.6%, to $190.6 million for the three months ended September 30, 2024 from $73.7 million for the three months ended September 30, 2023. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $119.4 million in revenues and $10.1 million in revenues from six new restaurants opened since October 2023, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 8.8% for the third quarter of 2024 compared to the third quarter of 2023.

Management, license and incentive fee revenue. Management, license and incentive fee revenues increased $0.2 million, or 6.4%, to $3.4 million for the three months ended September 30, 2024 from $3.2 million for the three months ended September 30, 2023. Management, license and incentive fee revenue attributed to Benihana franchised restaurants contributed $0.7 million in revenues during the third quarter of 2024 which was offset by decreased revenues at our managed STK restaurants in North America and early termination of the STK Westminster management agreement in the fourth quarter of 2023 as we consolidated our operations in London, UK.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $21.7 million, or 118.8%, to $39.9 million for the three months ended September 30, 2024 from $18.2 million for the three months ended September 30, 2023. The increase in owned restaurant cost of sales is primarily attributed to $23.2 million in cost of sales associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. As a percentage of owned restaurant net revenue, cost of sales decreased 380 basis points from 24.7% in the three months ended September 30, 2023 to 20.9% for the three months ended September 30, 2024 primarily due to lower cost of sales as a percentage of restaurant sales for Benihana and RA Sushi restaurants as compared to STK and Kona Grill restaurants, product mix management, pricing and operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $79.2 million to $125.6 million for the three months ended September 30, 2024 from $46.4 million for the three months ended September 30, 2023. The increase in owned restaurant operating expense is primarily attributed to $77.7 million in operating expenses associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 300 basis points from 62.9% for the three months ended September 30, 2023 to 65.9% for the three months ended September 30, 2024.

General and administrative. General and administrative costs increased $5.5 million, or 75.6%, to $12.8 million for the three months ended September 30, 2024 from $7.3 million for the three months ended September 30, 2023. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased stock-based compensation expense. As a percentage of revenues, general and administrative costs were 6.6% for the three months ended September 30, 2024 compared to 9.5% for the three months ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization expense was $9.4 million for the three months ended September 30, 2024 compared to $3.7 million for the three months ended September 30, 2023. The increase was primarily related to depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with the opening of six new owned venues since October 2023 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the three months ended September 30, 2024, we incurred $2.1 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for Kona Grill Tigard, which opened on September 17, 2024, and STK Aventura, which opened in October 2024. We also incurred costs during the third quarter of 2024 for STK, Benihana and Kona Grill restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.3 million.

Pre-opening expenses for the three months ended September 30, 2023 were $3.1 million, primarily related to payroll, training and non-cash pre-open rent for Kona Grill Riverton, which opened in July 2023, and STK and Kona Grill restaurants that were under development. Detail of pre-opening expenses by category is provided in the table below for the three months ended September 30, 2024 and 2023 (in thousands).

Three Months Ended September 30, 2024	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,116	$—	$1,116
Restaurants (1)	549	445	994
Total	$1,665	$445	$2,110

Three Months Ended September 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,562	$—	$1,562
Restaurants	1,071	464	1,535
Total	$2,633	$464	$3,097
(1)	Includes Salt Water Social, STK Aventura, Kona Grill Tigard, RA Sushi Plantation and other venues under development.
(2)	Cash rent paid was $202 and $64 for the three months ended September 30, 2024 and 2023, respectively.

Transaction and exit costs. Transaction and exit costs were $0.9 million for the three months ended September 30, 2024. These costs primarily included investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the three months ended September 30, 2024, we incurred $6.3 million of transition and integration costs associated with the Benihana Acquisition, which closed on May 1, 2024. Included in these costs are expenses related to the implementation of happy hour and wagyu offerings at Benihana and identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future. Over the next twelve months, we intend to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Interest expense, net. Interest expense, net was $10.7 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the three months ended September 30, 2024 was 11.8% compared to 12.1% in the same period of 2023.

Benefit for income taxes. For the three months ended September 30, 2024, income tax benefit was $4.6 million compared to income tax benefit of $0.4 million for the three months ended September 30, 2023.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 million for both the three months ended September 30, 2024 and September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $208.9 million, or 90.0%, to $441.1 million for the nine months ended September 30, 2024 from $232.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $208.1 million in revenues for the five-month period owned by the Company, and $32.6 million in revenues from six new restaurants opened since October 2023, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 7.9% during the nine months ended September 30, 2024 compared to the same period in 2023.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.3 million, or 2.7%, to $10.3 million for the nine months ended September 30, 2024 from $10.6 million for the nine months September 30, 2023. The decrease was primarily attributable to decreased revenues at our STK restaurants in North America and early termination of the STK Westminster management agreement in the fourth quarter of 2023 as we consolidated our operations in London, UK, partially offset by $1.1 million in revenues attributed to Benihana franchised restaurants.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $38.2 million, or 67.8%, to $94.5 million for the nine months ended September 30, 2024 compared to $56.3 million for the nine months ended September 30, 2023. The increase in cost of sales was due to the incremental sales increases noted above from the acquisition of Benihana and RA Sushi and the opening of six new venues since September 2023, partially offset by product mix management, pricing and operational cost reduction initiatives.

As a percentage of owned restaurant net revenue, cost of sales improved 280 basis points from 24.2% in the nine months ended September 30, 2023 to 21.4% for the nine months ended September 30, 2024 primarily due to lower cost of sales as a percentage of restaurant sales for Benihana and RA Sushi restaurants as compared to STK and Kona Grill restaurants, product mix management, pricing and operational cost reduction initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $136.5 million to $278.5 million for the nine months ended September 30, 2024 from $142.0 million for the nine months ended September 30, 2023 The increase in owned restaurant operating expense is primarily attributed to $131.5 million in operating expenses associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 200 basis points from 61.1% in the nine months ended September 30, 2023 to 63.1% for the nine months ended September 30, 2024.

General and administrative. General and administrative costs increased $8.1 million, or 35.7%, to $30.9 million for the nine months ended September 30, 2024 from $22.8 million for the nine months ended September 30, 2023. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased stock-based compensation expense. As a percentage of revenues, general and administrative costs were 6.9% for the nine months ended September 30, 2024 compared to 9.4% for the nine months ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization expense was $22.7 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily related to five months of depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with the six new owned venues opened since October 2023 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the nine months ended September 30, 2024, we incurred $7.5 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Washington DC, which opened in March 2024, RA Sushi Plantation which opened on July 1, 2024, Kona Grill Tigard which opened in September 2024, and STK Aventura which opened in October 2024. Total pre-opening expenses related to non-cash pre-open rent was $0.9 million.

Pre-opening expenses for the nine months ended September 30, 2023 were $6.0 million primarily related to payroll, training, and non-cash pre-open rent for Kona Grill Columbus and Kona Grill Riverton, which opened in January 2023 and July 2023, respectively, and STK Charlotte and Kona Grill Phoenix, which opened in October 2023, and STK and Kona Grill restaurants under development. Detail of pre-opening expenses by category is provided in the table below for the nine months ended September 30, 2024 and 2023 (in thousands).

Nine Months Ended September 30, 2024	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$4,069	$—	$4,069
Restaurants (1)	2,083	1,376	3,459
Total	$6,152	$1,376	$7,528

Nine Months Ended September 30, 2023	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$2,850	$—	$2,850
Restaurants	1,973	1,182	3,155
Total	$4,823	$1,182	$6,005
(1)	Includes Salt Water Social, STK Aventura, Kona Grill Tigard, RA Sushi Plantation and other venues under development
(2)	Cash rent paid was $589 and $215 for the nine months ended September 30, 2024 and 2023, respectively.

Transaction and exit costs. Transaction and exit costs were $9.2 million for the nine months ended September 30, 2024. These costs primarily included investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the nine months ended September 30, 2024, we incurred $10.1 million of transition and integration costs associated with the Benihana and RA Sushi acquisition, which closed on May 1, 2024. Included in these costs are expenses related to the implementation of happy hour and wagyu offerings at Benihana and identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future. Over the next twelve months, we intend to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Interest expense, net. Interest expense, net was $20.6 million for the nine months ended September 30, 2024 compared to $5.1 million for the nine months ended September 30, 2023. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the nine months ended September 30, 2024 was 11.8% compared to 11.8% in the same period of 2023.

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

Benefit for income taxes. The benefit for income taxes for the nine months ended September 30, 2024 was $8.2 million compared to a benefit for income taxes of $0.3 million for the nine months ended September 30, 2023.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.7 million for the nine months ended September 30, 2024 compared to a net loss of $0.6 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of September 30, 2024, we had cash and cash equivalents and restricted cash and cash equivalents of $28.7 million and $349.1 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of September 30, 2024, the availability on our revolving credit facility was $34.1 million, subject to certain conditions.

For the nine months ended September 30, 2024, capital expenditures were $53.8 million of which $43.0 million related to the construction of new STK, Benihana, Kona Grill and RA Sushi restaurants and $10.7 million related to existing restaurants. Net capital expenditures, inclusive of $4.7 million in landlord contributions, was $49.1 million for the nine months ended September 30, 2024. We expect to receive between $3.0 million to $4.0 million in landlord contributions in the next three months. Capital expenditures by type for the nine months ended September 30, 2024 and 2023, respectively are provided below (in thousands).

Nine Months Ended September 30, 2024	STK	Benihana	Kona Grill	RA Sushi	Other (1)	Total
New Venues	$32,833	$1,401	$7,113	$1,257	$414	$43,018
Maintenance	2,865	4,739	2,395	668	—	10,667
Other	—	—	—	—	85	85
Total	$35,698	$6,140	$9,508	$1,925	$499	$53,770

Tenant Improvement Allowance	$3,247	$—	$1,460	$—	$—	$4,706

Nine Months Ended September 30, 2023	STK	Benihana	Kona Grill	RA Sushi	Other (1)	Total
New Venues	$15,798	$—	$13,457	$—	$1,743	$30,998
Maintenance	3,675	—	3,379	—	—	7,054
Other	—	—	—	—	359	359
Total	$19,473	$—	$16,836	$—	$2,102	$38,411

Tenant Improvement Allowance	$1,033	$—	$750	$—	$—	$1,783

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

Cash Flows

The following table summarizes the statement of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$25,668	$15,228
Investing activities	(423,606)	(38,411)
Financing activities	405,565	(9,681)
Effect of exchange rate changes on cash	10	(120)
Net increase (decrease) in cash and cash equivalents	$7,637	$(32,984)

Operating Activities. Net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2024, compared to $15.2 million for the nine months ended September 30, 2023. The change in net cash provided by operating activities was primarily attributable to the timing of collections on accounts receivables and payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2024 was $423.6 million, which was comprised of $369.8 million for the Benihana acquisition, net of cash acquired, and $53.8 million in capital expenditures for the construction of STK Washington DC, which opened in March 2024, RA Sushi Plantation, which opened in July 2024, Kona Grill Tigard, which opened in September 2024, and STK Aventura, which opened in October 2024, in addition to residual payments on four restaurants that opened during the fourth quarter of 2023 and several restaurants that were under development as of September 30, 2024.

Net cash used in investing activities for the nine months ended September 30, 2023 was $38.4 million primarily for the construction of STK restaurants in Charlotte, North Carolina; Boston, Massachusetts; Salt Lake City, Utah and Washington D.C. and Kona Grill restaurants in Columbus, Ohio; Riverton, Utah and Phoenix, Arizona and several restaurants that were under development as of September 30, 2023, as well as capital expenditures for existing restaurants.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $405.6 million and was comprised of net proceeds from borrowings under the Credit Agreement of $333.8 million and net proceeds from the issuance of preferred stock and warrants of $138.9 million, partially offset by the repayment of the Goldman Sachs debt of $73.6 million. Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2023 which reflected $7.7 million in common stock purchased under our share repurchase program and $1.8 million in tax withholding obligation on stock-based compensation.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we intend to exclude the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Other than discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. The table below reflects shares of common stock purchased during the third quarter of 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
July 1-31, 2024	203,656	$ 4.50	203,656	$ 3,189,492
August 1-31, 2024	290,430	$ 3.89	290,430	$ 2,050,972
September 1-30, 2024	56,790	$ 3.52	56,790	$ 1,849,218
	550,876	$ 4.07	550,876

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the third quarter ended September 30, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1*	First Amendment to Credit and Guaranty Agreement dated July 24, 2024 between The ONE Group, LLC, certain other parties, and Deutsche Bank AG New York Branch, as administrative agent for the lenders
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2024

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer