Form 10-K
period 2024-12-31
ONE Group Hospitality, Inc.
filed 2025-03-10
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $88,708,791.

Number of shares of Common Stock outstanding as of February 28, 2025:   31,040,871

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

Description of the Business

We are an international restaurant company that develops, owns and operates, manages, licenses and franchises upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for the client. Our vision is to be a global market leader in the hospitality industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining”. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere; Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails; Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service. Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotel, Curio by Hilton and Hippodrome Casino. For those restaurants and venues that are managed, licensed or franchised, we generate management fee and franchise fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 166 venues including 30 STKs, 84 Benihanas, 27 Kona Grills and 16 RA Sushis in major metropolitan cities in North America, Europe and the Middle East and 9 F&B venues in four hotels and casinos in the United States and Europe.

We opened the following six new venues in 2024:

●	Owned STK restaurant in Washington, D.C.
●	Owned STK restaurant in Aventura, Florida
●	Managed STK restaurant at Niagara Falls in Ontario, Canada
●	Owned Kona Grill restaurant in Tigard, Oregon
●	Owned RA Sushi restaurant in Plantation, Florida
●	Owned Salt Water Social restaurant in Denver, Colorado

We intend to add five to seven new venues in 2025.

There are currently two Company-owned STK restaurants, one Company-owned Benihana, one Company-owned Kona Grill, and one franchised Benihana (Express) restaurant under construction in the following cities:

●	Owned STK restaurant in Los Angeles, California
●	Owned STK restaurant in Topanga, California
●	Owned Benihana restaurant in San Mateo, California
●	Owned Kona Grill restaurant in Seattle, Washington
●	Franchised Benihana (Express) in Miami, Florida

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Acquisitions

On May 1, 2024, we acquired Safflower Holdings Corp., which beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States, and franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts	ONE Hospitality(2)	Total
Domestic
Owned (3)	18	73	43	3	137
Managed	2	—	—	1	3
Licensed	1	—	—	—	1
Franchised	—	8	—	—	8
Total domestic	21	81	43	4	149
International
Owned	—	—	—	1	1
Managed	5	—	—	4	9
Licensed	4	—	—	—	4
Franchised	—	3	—	—	3
Total international	9	3	—	5	17
Total venues	30	84	43	9	166
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.
(3)	Includes Benihana locations at sports arenas.

We expect to continue expanding our operations domestically and internationally primarily through a mix of owned, licensed, managed and franchised restaurants using a disciplined and targeted site selection process. We refer to our licensing, management and franchising strategy as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants only. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

STK

STK is a modern twist on the American steakhouse concept with locations in major metropolitan cities. STK artfully blends the modern steakhouse and a chic lounge, offering a high-energy, fine dining experience in a social atmosphere with the quality and service of a traditional upscale steakhouse. Each STK location features a large, open restaurant and bar area with a DJ playing music throughout the restaurant, offering our customers a high-energy, fun “destination” environment that encourages social interaction. We believe this Vibe Dining concept truly differentiates us from other upscale steakhouses. Our menu provides a variety of portion sizes and signature options to appeal to a broad customer demographic.

We operate eighteen owned, seven managed and five licensed STK restaurants in North America, Europe and the Middle East. Our STK restaurants average 10,000 square feet, and we typically target locations that range in size from 8,000 to 10,000 square feet. In 2024, the average domestic restaurant revenues and average check per person for owned and managed STK restaurants that have been open at least 24 months at December 31, 2024 were $15.5 million and $127, respectively.

We are focused on expanding our global STK footprint. We believe that the locations of our STK restaurants are critical to our long-term success, and we devote significant time and resources to analyze prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concept and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open four to six STKs annually.

Benihana

Benihana is an interactive dining destination with highly skilled chefs preparing food right in front of guests and served in an energetic atmosphere. Benihana restaurants are a place to meet new friends, celebrate special occasions or just enjoy an entertaining meal. Highly skilled teppanyaki chefs slice and dice your meal on teppanyaki grills, providing entertainment as you enjoy traditional Japanese cooking using American favorites like steak, chicken, seafood and vegetables. Benihana restaurants pioneered the communal dining concept in the early 1960’s where up to eight people are seated around a Japanese hibachi grill waiting anxiously for their personal show to begin.

We operate seventy-three owned and eleven franchised Benihana restaurants in the U.S, Latin America (excluding Mexico) and the Caribbean. Our Benihana restaurants average 8,000 square feet, and we typically target locations that range in size from 6,000 to 10,000 square feet. For 2024, the average domestic restaurant revenues and the average transaction for owned Benihana restaurants was $6.5 million and $111, respectively.

We are focused on expanding our Benihana footprint. We intend to focus on (i) metropolitan areas with demographic and discretionary spending profiles and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified additional major metropolitan areas across the U.S., Latin America and the Caribbean, where we could grow our Benihana brand to 400 restaurants over the foreseeable future. We expect to open one to three Benihanas or Benihana (Expresses) annually. Benihana (Express) is a 1,000 to 3,000 square foot version of Benihana with limited seating, a limited menu, and no teppanyaki grills.

Grill Concepts

Our Grill Concepts offer freshly prepared food and attentive service in an upscale, contemporary ambiance that creates an exceptional dining experience that we believe exceeds many traditional dining restaurants. Menu items are crafted to have memorable flavor profiles that appeal to a wide range of customers. The diverse menu is complemented by a full-service bar offering a broad assortment of wines, craft cocktails, and beers.

Grill Concepts is made up of Kona Grill, a bar-centric grill concept featuring American favorites, steaks, seafood, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere.

We own and operate twenty-seven Kona Grill restaurants and sixteen RA Sushi restaurants within the United States. Our Grill Concepts restaurants average approximately 6,000 square feet. In 2024, the average restaurant revenues were $3.9 million and average transaction was $64.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management and consulting agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we operate three venues pursuant to F&B hospitality management agreements or leases with hotels and casinos in the United States and in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

●	Bao Yum. A fast-casual concept that offers a whimsical twist on classic bao. Bao Yum serves breakfast, lunch, dinner and dessert bao along with a variety of salads, soups, sandwiches and snacks. Bao Yum currently operates in London, England.

●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London, England that offers impressive views of the main casino gambling floor.

●	Hideout. The Hideout by STK is an outdoor, poolside restaurant and bar within the W Hotel in Westwood, California, which complements our owned STK and F&B hospitality services also offered within the W Hotel in Westwood.

●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with a signature location on top of the ME Milan hotel.

●	Rivershore Bar & Grill. Rivershore Bar & Grill celebrates the end of the Oregon Trail with a beautiful river view, American favorites and friendly, professional service in Oregon City, Oregon.

●	Salt Water Social. Salt Water Social, a Company-owned location, is a gateway to the seven seas, featuring an array of signature and unique fresh seafood items, complemented by the highest quality beef dishes and elegant, delicious cocktails in Denver, Colorado.

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

We closed the following restaurants in 2024:

●	In February 2024, we terminated our agreement with REEF Kitchens.
●	In April 2024, we closed one Company-owned Kona Grill restaurant as the lease expired.
●	In July 2024, we terminated a franchise agreement for one Benihana restaurant.
●	In October 2024, we closed four Company-owned RA Sushi restaurants, three of which shared markets with a Kona Grill.

In January 2025, we closed one Company-owned Benihana restaurant at a sports arena in Carson, California.

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

We select high quality suppliers and negotiate pricing on a national level in each country where one or more of our restaurants operate. We evaluate new suppliers on a regional basis for an extended period before using them on a national basis. We periodically review supplier consistency and satisfaction with our restaurant chefs and continually research and evaluate products and supplies to ensure the meat, seafood and other menu ingredients that we purchase comply with our high-quality specifications. We believe we have strong relationships with national and regional foodservice distributors who can continue to supply us with our products on a consistent basis. Products are shipped directly to the restaurants from our suppliers.

Our corporate beverage program establishes guidelines for ordering beverage products at our properties. We provide beverage managers at each restaurant with national guidelines for standardized products. Our concepts emphasize the bar as a key driver of activity in our restaurants. In 2024, the sale of beverages at owned STK restaurants accounted for approximately 22% of owned STK restaurant revenues. From the date of the Benihana Acquisition on May 1, 2024 to December 31, 2024, the sales of beverages at owned Benihana restaurants accounted for approximately 12% of owned Benihana restaurant revenues. In 2024, the sale of beverages at Grill Concepts restaurants accounted for approximately 20% of Grill Concepts restaurant revenues.

On a company-wide basis, no supplier of food, excluding Sysco, accounts for more than 15% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of our alcohol purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of a supplier would not have a material adverse effect on our costs of supplies.

Advertising and Marketing

The primary focus of our advertising and marketing is to increase awareness of our brands and our overall reputation for quality, service and delivering a high-energy experience. Our marketing efforts are designed to strengthen our brand recognition in markets where we operate and to create brand awareness in new markets before opening a new location. We use digital/social media channels, targeted local media such as magazines, billboards and other out-of-home advertising, and a strong network of public relations teams to increase the frequency with which our existing customers visit our restaurants and to attract new customers. We conduct frequent promotional programs tailored to the city, brand and clientele of each location. We utilize a network of local and national public relations firms to support these promotional programs. Additional marketing functions include the use of our websites, www.STKsteakhouse.com, www.Benihana.com, www.KonaGrill.com and www.RASushi.com, to facilitate online reservations, to-go/delivery orders and gift card sales to drive revenue.

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Ruth Chris, Del Frisco’s, Fleming’s, Mastro’s, The Capital Grille, Fogo De Chao, local upscale steakhouses, local sushi restaurants, local teppanyaki restaurants and polished casual chains, such as The Cheesecake Factory, Bonefish and BJ’s. There is also competition from other Vibe Dining restaurants such as Nobu, Catch, Lavo, Zuma and Tao and other high-end hospitality services companies such as the Gerber Group and Lettuce Entertain You. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers to frequent our establishments.

Seasonality

Our business is subject to fluctuations due to seasonality and adverse weather. Because of the seasonality of the business and the industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or the full calendar year. Typically, our fourth quarter has higher sales volumes than other quarters in the year.

Intellectual Property

Our rights in our registered and unregistered intellectual property, including trademarks and service marks, are significant to our business. We own the U.S. federal registration rights to “STK,” “Kona Grill,” “Benihana,” “RA Sushi” and several related word marks and design marks related to our brands. We depend on registered and unregistered trademarks and service marks to maintain the identity of our locations. We license the rights to use certain trademarks we own or license to our licensees in connection with their operations. We also own several other trademarks and service marks. It is our policy to defend our marks against encroachment by others.

Human Capital Resources

As of December 31, 2024, we employed 135 employees within our support centers, 51 employees in multi-unit leadership and an aggregate of 594 full-time, salaried employees at our venues. We rely on hourly-wage employees for kitchen staff, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 70. Combining full-time and part-time employees, we employ and manage directly approximately 10,300 persons and through ONE Hospitality we manage approximately 500 employees for a total of approximately 10,800 employees worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

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

We maintain a website at www.togrp.com, including an investor relations section at ir.togrp.com, on which we routinely post information, such as webcasts of quarterly earnings calls and other investor events in which we participate and any related material. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, can be accessed in the investor relations section of our website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

We operate multiple venues in some cities. We typically operate one to five venues in the cities where we operate. Accordingly, in cities where we have multiple venues, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, changes in customer preferences or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations compared to some of our competitors that may have less restaurant concentration or that do not operate in our markets. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperature and adherence to shelf-life dates, could result in food-borne illnesses to our guests. Also, our reputation of providing high-quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce the demand for certain or all of our menu offerings. If any of our guest become ill from consuming our products, the affected restaurants may be forced to close, and we may be subject to legal liability. An instance of food contamination from one of our restaurants or suppliers could have far-reaching effects, as the contamination, or the perception of contamination could affect any or all of our restaurants. Publicity related to either product contamination, recalls, or food-borne illness, including Bovine-Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, and hepatitis A, listeria, salmonella and e-coli may also injure our brand and may affect the selection of our restaurants by our guests or licensees based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our licensees and franchisees.

Labor and Supplies

Changes to wage, immigration and labor laws could increase our costs substantially.

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 31, 2024, approximately 26% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Further, the federal government has made some recent changes to immigration and deportation policies, and the U.S. Congress and Department of Homeland Security may implement further changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

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

The restaurant industry has in the past faced labor challenges, particularly coming out of the COVID-19 pandemic. Although, we have been able to fully staff our restaurants in challenging labor environments, there is no assurance that we will be able to continue to effectively manage our employee base and avoid a labor shortage.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 32% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Tariffs and agricultural labor shortages resulting from changes in immigration policies may also increase commodities costs. Energy prices can also affect our operating results because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

The imposition of new or increased tariffs could adversely affect our business and results of operations.

Recently, the U.S. government has announced significantly increased tariffs on foreign imports into the U.S. from certain countries, including Canada, China, and Mexico, and has made announcements regarding the potential imposition of tariffs on products from other jurisdictions, such as the European Union. Certain of our restaurant supplies, food and beverages are sourced from outside the U.S., in particular alcoholic beverages sourced from Mexico, and may be subject to these tariffs. If these tariffs are imposed, or if retaliatory trade measures are taken by foreign countries in response to additional tariffs, it could have the impact of increasing the aggregate purchase cost of those commodities or reducing the supply of available commodities. We may be required to raise our menu prices to offset increased cost, which may negatively impact our restaurant traffic, or incur additional expenses. Any such changes could have an adverse effect on our business and results of operations.

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

We face a variety of risks associated with doing business with licensees and franchisees.

We rely in part on our licensees and franchisees and the manner in which they operate the STK and Benihana restaurants to develop and promote our business. As of December 31, 2024, we had five licensed STK restaurants and eleven franchised Benihana restaurants.

Our licensees and franchisees are required to operate our restaurants according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to us, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees and franchisees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over these restaurants, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitability or that there will be adherence to all of our guidelines and applicable laws. In addition, if our licensees and franchisees fail to make investments necessary to maintain or improve the restaurants, guest preference for our brand could suffer. Our licensees and franchisees are subject to business risks similar to those we face such as competition; customer acceptance; fluctuations in the cost, quality and availability of raw ingredients; increased labor costs; difficulty obtaining acceptable site leases; and difficulty obtaining proper financing. Failure of licensed or franchised restaurants to operate effectively could adversely affect our cash flows or royalties, as applicable, from those operations or have a negative impact on our reputation and our business.

The success of our licensed and franchised restaurants depends on our ability to establish and maintain good relationships with our licensees and franchisees. The value of our brand and the rapport that we maintain with our licensees and franchisees are important factors for potential licensees and franchisees considering doing business with us. If we are unable to maintain good relationships with licensees and franchisees, we may be unable to renew license and franchise agreements and opportunities for developing new relationships with additional licensees and franchisees may be adversely affected. This, in turn, could have an adverse effect on our results of operations. Although we have developed criteria to evaluate and screen prospective developers, licensees and franchisees, we cannot be certain that the developers, licensees and franchisees we select will have the business acumen necessary to open and operate successful restaurants in their areas, or that the licensees and franchisees, once selected, will be able to negotiate acceptable lease or purchase terms for prospective sites or to obtain the necessary approvals for such sites, or that financing will be available to construct and open new venues.

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

The quality of our food and ambiance of our restaurants are two of our competitive strengths. Therefore, adverse publicity, whether accurate or not, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our venues or those operated by others could negatively impact us. Any shifts in consumer preferences away from the kinds of food or beverages we offer, particularly beef or alcohol, whether because of dietary or health reasons, sustainability concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

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

We have registered, or have applications pending to register, the trademarks STK, Benihana, Kona Grill, RA Sushi and Konavore with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. Our brands, which include our trademarks, service marks and other intellectual property and proprietary rights, are important to our success and our competitive position. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights or may assert that we are infringing rights they have in their trademarks, service marks, patents or other proprietary rights. Any such disputes could force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets.

Each of our intellectual property marks is pledged as collateral securing our secured indebtedness. Default under our debt agreements could enable the lenders to sell (at auction or otherwise) our trademarks, which would have a material adverse effect on our ability to continue our business.

Negative publicity relating to a Benihana restaurant operated by an unrelated entity may have a material adverse effect on our business and results of operations.

Other entities, with which we have no relations or affiliation, operate restaurants under the Benihana brand in foreign jurisdictions, including in Japan. The integrity and strength of the Benihana brand will depend in part on these other entities and how the brand is used, promoted and protected by them, which is outside of our control. For example, negative publicity or events relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, employee relationships or other matters, regardless of whether the allegations are valid, affecting or occurring at other entities who use the Benihana brand, including entities unrelated to us that presently or in the future may license the Benihana brand, may negatively impact the public’s perception of Benihanas. Such negative publicity may extend beyond that restaurant involved to affect some or all of our Company-owned and franchised Benihana restaurants, which may have a material adverse effect on our business and results of operations. The risk of negative publicity is particularly great with respect to Benihana restaurants operated by an unrelated entity because we have no control over such entities’ operations and messaging, especially on a real-time basis.

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

We estimate that approximately 79% of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents.

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

In connection with our acquisition of Safflower Holdings Corp., on May 1, 2024, we entered into a credit agreement pursuant to which we borrowed $350 million as a term loan and have a $40 million revolving credit facility available. On that same date we also issued shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for $160 million that has a compounding dividend initially at 13% and which increases over time at specified intervals and which is mandatorily redeemable, at the option of the holders of a majority of such shares, after a specified period in specified circumstances. Our exposure to these financing obligations could limit our ability to satisfy our other obligations, limit our ability to operate our business and impair our competitive position. For example, they could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because the revolving loan portion of our borrowings are at variable rates of interest;
●	require us to dedicate significant future cash flows to the repayment of debt or redemption of the preferred stock, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	limit our ability to obtain additional debt or equity financing, or undertake certain other activities, due to applicable financial and restrictive covenants contained in our debt and preferred stock arrangements.

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

The revolving credit facility component of our credit agreement requires us to maintain compliance with a consolidated total net leverage ratio once we have drawn 35% of the revolving facility’s capacity. Our ability to comply with this covenant may be affected by events beyond our control. If we were to default under this covenant and such default was not cured or waived, our indebtedness could become immediately due and payable and our business and results of operations could be adversely affected.

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

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of December 31, 2024. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

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

Moreover, our Board has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Under the terms of our amended and restated certificate of incorporation, our Board may authorize and issue up to 10,000,000 shares of one or more series or class of preferred stock with rights superior to those of holders of common stock in terms of liquidation and dividend preference, voting and other rights. Currently 9,840,000 shares of preferred stock are available to authorize and issue. The issuance of preferred stock would reduce the relative rights of holders of common stock vis-à-vis the holders of preferred stock without the approval of the holders of common stock. In addition, to the extent that such preferred stock is convertible into shares of common stock, its issuance would result in a dilution of the percentage ownership of holders of common stock on a fully diluted basis. In addition, the issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of our company.

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

Item 2. Properties

We do not own any real property. Each of our “owned” restaurants operates in premises leased by its operating subsidiary. We do not have a direct ownership interest in restaurants we operate under a management agreement (“managed”), license agreement (“licensed”) or franchise agreement (“franchised”).

Our STK locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
STK Atlanta	—	Atlanta, Georgia	Owned
STK Aventura	Aventura Mall	Aventura, Florida	Owned
STK Bellevue	—	Bellevue, Washington	Owned
STK Boston	—	Boston, Massachusetts	Owned
STK Charlotte	—	Charlotte, North Carolina	Owned
STK Chicago	—	Chicago, Illinois	Owned
STK Dallas	—	Dallas, Texas	Owned
STK Denver	—	Denver, Colorado	Owned
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed
STK Downtown (1)	—	New York, New York	Owned (2)
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed
STK Ibiza	Ibiza Corso Hotel & Spa	Illes Balears, Spain	Licensed
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed
STK London	ME London	London, England	Managed
STK Los Cabos	Los Cabos Airport	Cabo San Lucas, Mexico	Licensed
STK Miami Beach	—	Miami Beach, Florida	Owned
STK Midtown	—	New York, New York	Owned
STK Milan	ME Milan	Milan, Italy	Managed
STK Nashville	—	Nashville, Tennessee	Owned
STK Niagara Falls	Embassy Suites	Ontario, Canada	Managed
STK Orlando (1)	Disney Springs	Orlando, Florida	Owned
STK Salt Lake City	—	Salt Lake City, Utah	Owned
STK San Diego (1)	Andaz Hotel	San Diego, California	Owned
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed
STK San Francisco	—	San Francisco, California	Owned
STK Scottsdale (1)	—	Scottsdale, Arizona	Managed
STK Stratford	The Gantry London	London, England	Managed
STK Toronto	—	Toronto, Canada	Managed
STK Westwood	W Hotel	Los Angeles, California	Owned
STK Washington DC	Marriot Marquis	Washington, D.C.	Owned
(1)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location and STK Rooftop Scottsdale which is a managed location.
(2)	Ownership in location is 64.81%.

Our Benihana locations are as follows:

Type of
Venue	Location	Interest
Benihana Addison Walk	Dallas, Texas	Owned
Benihana Alpharetta	Alpharetta, Georgia	Owned
Benihana Anaheim	Anaheim, California	Owned
Benihana Anchorage	Anchorage, Alaska	Owned
Benihana Atlanta I	Atlanta, Georgia	Owned
Benihana Beaverton	Beaverton, Oregon	Owned
Benihana Bethesda II	Bethesda, Maryland	Owned
Benihana Boca Raton	Boca Raton, Florida	Owned
Benihana (Express) Brickell Miami	Miami, Florida	Franchised
Benihana Broomfield	Broomfield, Colorado	Owned
Benihana Burlingame	Burlingame, California	Owned
Benihana Carlsbad	Carlsbad, California	Owned
Benihana Chandler	Chandler, Arizona	Owned
Benihana Cherry Hill	Cherry Hill, New Jersey	Owned
Benihana Cincinnati I	Cincinnati, Ohio	Owned
Benihana Cleveland	Cleveland, Ohio	Owned
Benihana Columbus	Columbus, Ohio	Owned
Benihana Concord	Concord, California	Owned
Benihana Conroe	Conroe, Texas	Owned
Benihana Coral Gables	Coral Gables, Florida	Owned
Benihana Coral Springs	Coral Springs, Florida	Owned
Benihana Cupertino	Cupertino, California	Owned
Benihana Dallas	Dallas, Texas	Owned
Benihana Dearborn	Dearborn, Michigan	Owned
Benihana Denver	Denver, Colorado	Owned
Benihana Downey	Downey, California	Owned
Benihana Dulles	Dulles, Virginia	Owned
Benihana Edison	Edison, New Jersey	Franchised
Benihana Encino	Encino, California	Owned
Benihana Farmington Hills	Farmington Hills, Michigan	Owned
Benihana Ft. Lauderdale	Fort Lauderdale, Florida	Owned
Benihana Hard Rock Stadium(1)	Miami Gardens, Florida	Owned
Benihana Houston I	Houston, Texas	Owned
Benihana Houston II	Houston, Texas	Owned
Benihana Indianapolis	Indianapolis, Indiana	Owned
Benihana Jardim Europa	Jardim Europa, Brazil	Franchised
Benihana John Hancock	Chicago, Illinois	Owned
Benihana Key West	Key West, Florida	Franchised
Benihana Las Colinas	Las Colinas, Texas	Owned
Benihana Las Vegas	Las Vegas, Nevada	Owned
Benihana Las Vegas	Las Vegas, Nevada	Franchised
Benihana Little Rock	Little Rock, Arkansas	Franchised
Benihana Lombard	Lombard, Illinois	Owned
Benihana Mall Of America	Bloomington, Minnesota	Owned
Benihana Manhasset	Manhasset, New York	Owned
Benihana Maple Grove	Maple Grove, Minnesota	Owned
Benihana Memphis	Memphis, Tennessee	Owned
Benihana Miami Beach	Miami Beach, Florida	Owned
Benihana Miami-S	Miami, Florida	Owned
Benihana Milwaukee	Milwaukee, Wisconsin	Franchised
Benihana Minneapolis	Minneapolis, Minnesota	Owned
Benihana Miramar	Miramar, Florida	Owned
Benihana Monterrey II	Monterey, California	Franchised
Benihana Newport Beach	Newport Beach, California	Owned

Benihana NY West	New York, New York	Owned
Benihana Ontario	Ontario, California	Owned
Benihana Orlando	Orlando, Florida	Owned
Benihana Orlando II	Orlando, Florida	Owned
Benihana Palm Beach	Palm Beach, Aruba	Franchised
Benihana Panama City	Panama City, Panama	Franchised
Benihana Pittsburgh	Pittsburgh, Pennsylvania	Owned
Benihana Plano	Plano, Texas	Owned
Benihana Plymouth Meeting	Plymouth Meeting, Pennsylvania	Owned
Benihana Puente Hills	Puente Hills, California	Owned
Benihana Salt Lake City	Salt Lake City, Utah	Owned
Benihana San Diego	San Diego, California	Owned
Benihana San Francisco	San Francisco, California	Owned
Benihana San Salvador	San Salvador, El Salvador	Franchised
Benihana Santa Anita	Santa Anita, California	Owned
Benihana Santa Monica	Santa Monica, California	Owned
Benihana Schaumburg	Schaumburg, Illinois	Owned
Benihana Scottsdale	Scottsdale, Arizona	Owned
Benihana Short Hills	Short Hills, New Jersey	Owned
Benihana Sprint Center	Kansas City, Missouri	Owned
Benihana Stuart	Stuart, Florida	Owned
Benihana Sugar Land	Sugar Land, Texas	Owned
Benihana Talking Stick Resort Arena(1)	Phoenix, Arizona	Owned
Benihana Temecula	Temecula, California	Owned
Benihana Torrance	Torrance, California	Owned
Benihana Troy	Troy, Michigan	Owned
Benihana Westbury	Westbury, New York	Owned
Benihana Wheeling	Wheeling, Illinois	Owned
Benihana Woodlands	Woodlands, Texas	Owned
Benihana Yankee Stadium(1)	New York, New York	Owned
(1)	Located within a sports arena

Our Grill Concepts locations are as follows:

Type of
Venue	Location	Interest
Kona Grill Alpharetta	Alpharetta, Georgia	Owned
Kona Grill Baltimore	Baltimore, Maryland	Owned
Kona Grill Boca Park	Las Vegas, Nevada	Owned
Kona Grill Boise	Meridian, Idaho	Owned
Kona Grill Carmel	Carmel, Indiana	Owned
Kona Grill Cincinnati	Cincinnati, Ohio	Owned
Kona Grill Columbus	Columbus, Ohio	Owned
Kona Grill Dallas	Dallas, Texas	Owned
Kona Grill Denver	Denver, Colorado	Owned
Kona Grill Eden Prairie	Eden Prairie, Minnesota	Owned
Kona Grill El Paso	El Paso, Texas	Owned
Kona Grill Gilbert	Gilbert, Arizona	Owned
Kona Grill Huntsville	Huntsville, Alabama	Owned
Kona Grill Kansas City	Kansas City, Missouri	Owned
Kona Grill Minnetonka	Minnetonka, Minnesota	Owned
Kona Grill North Star	San Antonio, Texas	Owned
Kona Grill Oak Brook	Oak Brook, Illinois	Owned
Kona Grill Omaha	Omaha, Nebraska	Owned
Kona Grill Phoenix	Phoenix, Arizona	Owned
Kona Grill Plano	Plano, Texas	Owned
Kona Grill Riverton	Riverton, Utah	Owned
Kona Grill San Antonio	San Antonio, Texas	Owned
Kona Grill Sarasota	Sarasota, Florida	Owned
Kona Grill Tampa	Tampa, Florida	Owned
Kona Grill Tigard	Tigard, Oregon	Owned
Kona Grill Troy	Troy, Michigan	Owned
Kona Grill Woodbridge	Iselin, New Jersey	Owned
RA Sushi Addison	Addison, Texas	Owned
RA Sushi Ahwatukee	Phoenix, Arizona	Owned
RA Sushi Chino Hills	Chino Hills, California	Owned
RA Sushi Downtown Austin	Austin, Texas	Owned
RA Sushi Houston	Houston, Texas	Owned
RA Sushi Houston II	Houston, Texas	Owned
RA Sushi Las Vegas	Las Vegas, Nevada	Owned
RA Sushi Leawood	Leawood, Kansas	Owned
RA Sushi Mesa	Mesa, Arizona	Owned
RA Sushi North Scottsdale	Scottsdale, Arizona	Owned
RA Sushi Pembroke Pines	Pembroke Pines, Florida	Owned
RA Sushi Plantation Walk	Plantation, Florida	Owned
RA Sushi Scottsdale	Scottsdale, Arizona	Owned
RA Sushi Southlake	Southlake, Texas	Owned
RA Sushi Times Square	New York, New York	Owned
RA Sushi Tucson	Tucson, Arizona	Owned

Our ONE Hospitality brands and F&B services locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
Bao Yum(1)	—	London, England	Owned
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed
F&B Services - W Hotel	W Hotel	Los Angeles, California	Owned
Heliot	Hippodrome Casino	London, England	Managed
Hideout	W Hotel	Los Angeles, California	Owned
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed
Rivershore Bar & Grill	Rivershore BW Plus	Oregon City, Oregon	Managed
Salt Water Social	—	Denver, Colorado	Owned
(1)	Temporary location

In addition to the locations above, we lease office space for support offices in Denver, Colorado; New York, New York; Scottsdale, Arizona; Aventura, Florida; and London, England.

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

For information regarding litigation refer to Note 17. “Commitments and Contingencies” in our consolidated financial statements included in Item 15. “Financial Statements and Supplementary Data.” For more information about the impact of legal proceedings in our business, see Item 1A. “Risk Factors”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". As of February 28, 2025, there were 68 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

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

During 2024, 2023 and 2022, the Company purchased 0.7 million, 1.2 million and 1.1 million shares for aggregate consideration of $3.2 million, $7.9 million and $7.1 million, respectively. As of December 31, 2024, the Company had repurchased 3.0 million shares for $18.2 million under the program. During the fourth quarter of 2024, there was no share repurchase activity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We currently own, operate, manage, license or franchise 166 venues including 30 STKs, 84 Benihanas, 27 Kona Grills and 16 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 9 F&B venues in four hotels and casinos in the United States and Europe.

We opened the following six new venues in 2024:

●	Owned STK restaurant in Washington, D.C.
●	Owned STK restaurant in Aventura, Florida
●	Managed STK restaurant at Niagara Falls in Ontario, Canada
●	Owned Kona Grill restaurant in Tigard, Oregon
●	Owned RA Sushi restaurant in Plantation, Florida
●	Owned Salt Water Social restaurant in Denver, Colorado

We intend to add five to seven new venues in 2025.

There are currently two Company-owned STK restaurants, one Company-owned Benihana, one Company-owned Kona Grill restaurant and one franchised Benihana (Express) restaurant under construction in the following cities:

●	Owned STK restaurant in Los Angeles, California
●	Owned STK restaurant in Topanga, California
●	Owned Benihana restaurant in San Mateo, California
●	Owned Kona Grill restaurant in Seattle, Washington
●	Franchised Benihana (Express) restaurant in Miami, Florida

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts	ONE Hospitality(2)	Total
Domestic
Owned (3)	18	73	43	3	137
Managed	2	—	—	1	3
Licensed	1	—	—	—	1
Franchised	—	8	—	—	8
Total domestic	21	81	43	4	149
International
Owned	—	—	—	1	1
Managed	5	—	—	4	9
Licensed	4	—	—	—	4
Franchised	—	3	—	—	3
Total international	9	3	—	5	17
Total venues	30	84	43	9	166
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.
(3)	Includes Benihana locations at sports arenas

Acquisitions

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

Additionally, in connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (the “Credit Agreement”). The Credit Agreement provides a $350.0 million senior secured term loan facility and a $40.0 million senior secured revolving credit facility, which allows for up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, we borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was and remains undrawn.

Refer to Notes 6 and 12 to our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K for further information regarding the Credit Facility and preferred stock financing.

2024 Financial Highlights

Total revenue increased $340.6 million, or 102.3% to $673.3 million for 2024 compared to $332.8 million for 2023. Approximately $339.7 million of the increase in total revenue was attributable to the addition of the Benihana and RA Sushi restaurants from May 1, 2024 to December 31, 2024.

Same store sales for 2024 compared to 2023 were as follows:

	2024 vs. 2023
	Q1	Q2	Q3	Q4	YTD
US STK Owned Restaurants	(6.0)%	(11.9)%	(11.4)%	(5.0)%	(8.3)%
US STK Managed Restaurants	(8.6)%	(7.4)%	(10.3)%	(12.2)%	(9.5)%
US STK Total Restaurants	(6.8)%	(10.6)%	(11.1)%	(6.9)%	(8.7)%
Benihana Owned Restaurants	—%	(1.0)%	(4.2)%	(0.2)%	(1.8)%
Grill Concepts Owned Restaurants	(9.7)%	(13.0)%	(17.0)%	(11.7)%	(13.2)%
Combined Same Store Sales	(7.9)%	(7.0)%	(8.8)%	(4.3)%	(6.8)%

Operating income increased $1.5 million to $10.8 million for 2024 from $9.3 million for 2023 primarily due to the increase in operating income attributable to the acquired restaurants offset by transaction, transition and integration costs related to the Benihana Acquisition.

Restaurant operating profit increased $57.9 million, or 114.9% to $108.3 million for 2024 compared to $50.4 million in 2023. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.4% in 2024 compared to 15.9% in 2023. Approximately $63.0 million of the increase in restaurant operating profit was attributable to the addition of the Benihana and RA Sushi restaurants from May 1, 2024 to December 31, 2024 offset by a decrease in restaurant operating profit from our existing business driven by food cost deleveraging driven by a decrease in same store sales. See “Results of Operations” below for a reconciliation of Operating income (loss), the most directly comparable GAAP measure to restaurant operating profit.

Net loss attributable to The ONE Group Hospitality, Inc was $15.8 million in 2024 compared to net income of $4.7 million in 2023 primarily due to transaction, transition and integration costs partially offset the by the income generated at the acquired restaurants.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of owned, licensed and managed STK restaurants using a disciplined and targeted site selection process. We have identified over 75 additional major metropolitan areas across the globe where we expect we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open four to six STKs annually, primarily through Company-owned locations and management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2024, we opened Company-owned STK restaurants in Washington, D.C. and Aventura, Florida. We also opened one managed STK restaurant in Ontario, Canada. Additionally, we have two STK restaurants in Topanga, California and Los Angeles, California under construction and several restaurants in the development phase or under lease that we plan to open in 2025 or 2026.

In 2023, we opened Company-owned STK restaurants in Charlotte, North Carolina, Boston, Massachusetts and Salt Lake City, Utah.

Expansion of Benihana. We expect to expand our operations domestically and internationally through a mix of owned and franchised Benihana restaurants using a disciplined and targeted site selection process. We believe we could grow the Benihana brand to 400 restaurants over the foreseeable future. We expect to open one to three Benihanas annually, primarily through Company-owned locations and franchising agreements, provided that we have sufficient interest from prospective franchisees, acceptable locations and quality restaurant managers available to support that pace of growth.

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

Our comparable restaurant base for STK SSS consisted of twelve domestic restaurants for the year ended December 31, 2024. For Benihana SSS, sixty-six domestic restaurants are included in the comparable restaurant base. For Grill Concepts SSS, forty domestic restaurants are included in the comparable restaurant base. STK, Benihana and Grill Concepts SSS decreased 8.7%, 1.8% and 13.2%, respectively for 2024 compared to the prior year.

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening costs, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately to 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame.

In 2024, we opened three STK restaurants including two Company-owned restaurants in Washington, D.C. and Aventura, Florida and a managed STK restaurant at Niagara Falls in Ontario, Canada. We also opened one Company-owned Kona Grill restaurant in Tigard, Oregon, one Company-owned RA Sushi restaurant in Plantation, Florida and one Company-owned Salt Water Social restaurant in Denver, Colorado. In 2023, we opened three STK restaurants, three Kona Grill restaurants and two Bao Yum venues under a licensing agreement with REEF Kitchens. In 2024, the Company exited its licensing agreement with REEF Kitchens and has no venues operating pursuant to that agreement.

Average Check Per Person. Average check per person is calculated by dividing total restaurant sales by total number of guests for a specified period. Our management team uses these indicators at STK to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, the average check per person was $127 for 2024 compared to $130 for 2023.

Average Transaction. Average transaction is calculated by dividing total restaurant sales by total number of transactions for a specified period. Our management team uses these indicators at Benihana and Grill Concepts to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. Average transaction for comparable Benihana restaurants was $111. The average transaction was $64 for our comparable Grill Concepts restaurants in 2024 compared to $63 for 2023. In 2024, full year information for both Benihana and RA Sushi, which is within Grill Concepts, is presented whereas 2023 reflects only Kona Grill within Grill Concepts.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. For purposes of this calculation, STK Downtown restaurant and rooftop are considered a single venue. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $15.5 million and $17.3 million for 2024 and 2023, respectively. For 2024, our average comparable Benihana restaurant revenues were $6.5 million. Our average comparable Grill Concepts restaurant revenues were $3.9 million and $5.2 million for 2024 and 2023, respectively. In 2024, full year information for both Benihana and RA Sushi, which is within Grill Concepts, is presented whereas 2023 reflects only Kona Grill within Grill Concepts.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Segment reporting

Our reportable operating segments are as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand.
●	Grill Concepts. The Grill Concepts segment consists of the results of operations of Kona Grill and RA Sushi restaurant locations.

See Note 15 to our consolidated financial statements for further information on our segment reporting.

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets and our gift card programs are included in owned restaurant net revenues. For the year ended December 31, 2024, beverage sales comprised 17% of food and beverage sales, and food sales comprised the remaining 83%. This indicator assists management in understanding the trends in gross margins of the restaurants.

Our primary owned restaurant brands are STK, Benihana, Kona Grill and RA Sushi. We specifically look at comparable sales from both owned and managed restaurants to understand customer count trends and changes in average check per person or average transaction as it relates to our primary restaurant brands.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues include fees received pursuant to management and license agreements. Management agreements typically call for a management fee based on a percentage of revenue, a monthly marketing fee based on a percentage of revenues and an incentive fee based on a managed venue’s net profits. Similarly, royalties from the licensee or franchisee in license and franchise agreements are generally based on a percentage of the licensed or franchised restaurant’s revenue. These management, license, franchise and incentive fees are recognized as revenue in the period the restaurant’s sales occur. Initial licensing fees, franchising fees and upfront fees related to management, license, and franchise agreements are recognized as revenue on a straight-line basis over the term of the agreement.

We evaluate the performance of our managed, licensed and franchised properties based on sales growth, a key driver for management, license, franchise and incentive fees, and on improvements in operating profitability margins, which, combined with sales, drives incentive fee growth.

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

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Owned restaurant operating expenses include the following:

●	Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes, insurance and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

●	Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable rent, non-cash rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.

●	Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

●	Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, security services, outside cleaning services and delivery service fees.

●	Repairs and maintenance. Repairs and maintenance consist of general repair work to maintain our facilities, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

●	Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 24 months of a restaurant’s operations.

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

Pre-opening expenses. Pre-opening expenses consist of costs incurred prior to opening an owned or managed restaurant at either a leased or F&B location. Pre-opening expenses are comprised principally of manager salaries and relocation costs, employee payroll, training costs for new employees and lease costs incurred prior to opening. Pre-opening expenses also include payroll and travel costs associated with our new restaurant opening training team. Pre-opening expenses have varied from location to location depending on a number of factors, including the proximity to our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant.

Transition and integration expenses. Transition and integration expenses consist of costs associated with the Benihana Acquisition. These costs are expenses related to the implementation of happy hour and wagyu offerings at Benihana and identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future.

Transaction and exit costs. Transaction and exit costs primarily represent investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition.

Other Items

EBITDA, Adjusted EBITDA and Restaurant Operating Profit. We present EBITDA, Adjusted EBITDA and Restaurant Operating Profit to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, benefit for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, benefit for income taxes, depreciation and amortization, non-cash rent expense, transaction and exit costs, transition and integration expenses, stock-based compensation, and non-recurring gains and losses. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

Please refer to the table on page 37 for our reconciliation of net income to EBITDA and Adjusted EBITDA and for a reconciliation of operating income to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 31,
	2024	2023
Revenues:
Owned restaurant net revenue	$658,915	$317,366
Management, license, franchise and incentive fee revenue	14,429	15,403
Total revenues	673,344	332,769
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	138,794	75,727
Owned restaurant operating expenses	411,798	191,250
Total owned operating expenses	550,592	266,977
General and administrative (including stock-based compensation of $6,017 and $5,032 for the years ended December 31, 2024 and 2023, respectively)	44,170	30,751
Depreciation and amortization	34,096	15,664
Transition and integration expenses	13,681	—
Pre-opening expenses	9,488	8,855
Transaction and exit costs	9,326	207
Lease termination expenses	1,096	—
Other expenses	124	1,021
Total costs and expenses	662,573	323,475
Operating income	10,771	9,294
Other expenses, net:
Interest expense, net of interest income	31,109	7,028
Loss on early debt extinguishment	4,149	—
Total other expenses, net	35,258	7,028
(Loss) income before benefit for income taxes	(24,487)	2,266
Benefit for income taxes	(7,834)	(1,760)
Net (loss) income	(16,653)	4,026
Less: net loss attributable to noncontrolling interest	(829)	(692)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(15,824)	$4,718

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 31,
	2024	2023
Revenues:
Owned restaurant net revenue	97.9%	95.4%
Management, license, franchise and incentive fee revenue	2.1%	4.6%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	21.1%	23.9%
Owned restaurant operating expenses (1)	62.5%	60.3%
Total owned operating expenses (1)	83.6%	84.1%
General and administrative (including stock-based compensation of 0.9% and 1.5% for the years ended December 31, 2024 and 2023, respectively)	6.6%	9.2%
Depreciation and amortization	5.1%	4.7%
Transition and integration expenses	2.0%	—%
Pre-opening expenses	1.4%	2.7%
Transaction and exit costs	1.4%	0.1%
Lease termination expenses	0.2%	—%
Other expenses	0.0%	0.3%
Total costs and expenses	98.4%	97.2%
Operating income	1.6%	2.8%
Other expenses, net:
Interest expense, net of interest income	4.6%	2.1%
Loss on early debt extinguishment	0.6%	—%
Total other expenses, net	5.2%	2.1%
(Loss) income before benefit for income taxes	(3.6)%	0.7%
Benefit for income taxes	(1.2)%	(0.5)%
Net (loss) income	(2.5)%	1.2%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.2)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(2.4)%	1.4%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 31,
	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(15,824)	$4,718
Net loss attributable to noncontrolling interest	(829)	(692)
Net (loss) income	(16,653)	4,026
Interest expense, net of interest income	31,109	7,028
Benefit for income taxes	(7,834)	(1,760)
Depreciation and amortization	34,096	15,664
EBITDA	40,718	24,958
Stock-based compensation	6,017	5,032
Transaction and exit costs	9,326	207
Transition and integration expenses	13,681	—
Lease termination expense (1)	1,096	—
Non-cash rent (2)	(338)	1,228
Loss on debt extinguishment	4,149	—
Other expenses	124	1,021
Adjusted EBITDA	74,773	32,446
Adjusted EBITDA attributable to noncontrolling interest	(416)	(339)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$75,189	$32,785
(1)	Lease termination expenses are costs associated with closed locations.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the consolidated statements of operations.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the year ended December 31,
	2024	2023
Operating income as reported	$10,771	$9,294
Management, license, franchise and incentive fee revenue	(14,429)	(15,403)
General and administrative	44,170	30,751
Depreciation and amortization	34,096	15,664
Transition and integration expenses	13,681	—
Pre-opening expenses	9,488	8,855
Transaction and exit costs	9,326	207
Lease termination expenses	1,096	—
Other expenses	124	1,021
Restaurant Operating Profit	$108,323	$50,389
Restaurant Operating Profit as a percentage of owned restaurant net revenue	16.4%	15.9%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the year ended December 31,
	2024	2023
STK restaurant operating profit (Company owned)	$38,106	$38,023
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	18.6%	20.5%
Benihana restaurant operating profit (Company owned)	$59,597	$—
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	20.1%	—
Core Grill Concepts restaurant operating profit	$11,180	$12,134
Core Grill Concepts restaurant operating profit as a percentage of Core Grill Concepts revenue	8.1%	10.4%
Non-core Grill Concepts restaurant operating profit	$(1,764)	$171
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core Grill Concepts revenue	(10.1)%	1.1%

Results of Operations for the Years Ended December 31, 2024 and December 31, 2023

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $341.5 million, or 107.6%, to $658.9 million for 2024 from $317.4 million for 2023. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $338.1 million in revenues and $35.5 million in revenues from ten new restaurants opened since January 2023, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 6.2% in 2024 compared to 2023.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues decreased $1.0 million, or 6.5%, to $14.4 million for 2024 from $15.4 million for 2023. The decrease was primarily attributable to a decrease in revenues at our managed STK restaurants in North America, partially offset from the franchise revenue from the acquired Benihana restaurant franchise agreements.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $63.1 million, or 83.4%, to $138.8 million for 2024 from $75.7 million for 2023. The increase in owned restaurant cost of sales is primarily attributed to $64.9 million in cost of sales associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024, partially offset by a decrease in comparable sales. As a percentage of revenues, cost of sales decreased 280 basis points to 21.1% for 2024 from 23.9% for 2023 primarily due to lower cost of sales for Benihana restaurants, product mix management, pricing and operational cost reduction initiatives partially offset by increased commodity prices.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $220.5 million, or 115.3%, to $411.8 million for 2024 from $191.3 million for 2023. The increase in owned restaurant operating expense is primarily attributed to $210.2 million in operating expenses associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 220 basis points from 60.3% in 2023 to 62.5% for 2024 primarily due to higher labor costs driven by wage inflation, increased marketing expenses, general operating cost inflation and fixed cost deleveraging driven by a decrease in same store sales, partially offset by lower restaurant operating costs for Benihana restaurants.

General and administrative. General and administrative costs increased $13.4 million, or 43.5%, to $44.2 million for 2024 from $30.8 million for 2023. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased professional fees. As a percentage of revenues, general and administrative costs were 6.6% in 2024 compared to 9.2% in 2023.

Depreciation and amortization. Depreciation and amortization expense increased $18.4 million to $34.1 million for 2024 from $15.7 million for 2023. The increase was primarily related to depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with the opening of ten new owned venues since January 2023 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. We incurred $9.5 million of pre-opening expenses primarily related to payroll, training, and non-cash rent for six STK, Kona Grill, RA Sushi and Salt Water Social restaurants which opened in 2024 as well as restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $1.2 million.

Pre-opening expenses for 2023 were $8.9 million primarily related costs associated with six restaurants which opened in 2023 and restaurants opened in 2024. Total pre-opening expenses related to non-cash rent were $1.8 million.

Detail of pre-opening expenses by category is provided in the tables below for 2024 and 2023 (in thousands).

Year ended December 31, 2024	Preopen Expenses	Preopen Rent	Total
Training Team	$4,904	$—	$4,904
Restaurants	2,646	1,938	4,584
Total	$7,550	$1,938	$9,488

Year ended December 31, 2023	Preopen Expenses	Preopen Rent	Total
Training Team	$3,845	$—	$3,845
Restaurants	3,213	1,797	5,010
Total	$7,058	$1,797	$8,855
(1)	Cash rent paid was $0.7 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Transaction and exit costs. Transaction and exit costs were $9.3 million for 2024. These costs primarily included investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In 2024, we incurred $13.7 million of transition and integration costs associated with the Benihana Acquisition, which closed on May 1, 2024. Included in these costs are expenses related to the implementation of happy hour and wagyu offerings at Benihana and identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future. Over the next twelve months, we intend to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Other expenses. Other expenses in 2024 and 2023 were $0.1 million and $1.0 million, respectively, primarily related to litigation expenses.

Interest expense, net of interest income. Interest expense, net of interest income, was approximately $31.1 million and $7.0 million for 2024 and 2023, respectively. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for 2024 was 11.7% compared to 11.9% for 2023.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under our credit agreement with Goldman Sachs Bank NA to early extinguish the $73.1 million of outstanding term loans. We recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

Benefit for income taxes. The benefit for income taxes for 2024 was $7.8 million compared to a benefit for income taxes for $1.8 million for 2023. Our effective tax rate was 32.0% and (77.7)% for the years ended December 31, 2024 and 2023, respectively. Our effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions such as the United Kingdom, Canada and Italy; (iii) taxes owed in state and local jurisdictions; and (iv) windfall tax benefits from equity compensation offset by compensation limited for certain individuals with compensation in excess of $1 million.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to a net loss of $0.8 million for 2024 compared to net loss of $0.7 million for 2023.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of December 31, 2024, we had cash and cash equivalents of $27.6 million. We had $348.3 million in long-term debt, which consisted of borrowings under our Credit Agreement as of December 31, 2024. As of December 31, 2024, the availability on our revolving credit facility was $33.6 million, subject to certain conditions.

Capital expenditures in 2024 were $71.6 million of which $54.5 million primarily related to the construction of new STK, Benihana, Kona Grill and RA Sushi restaurants and $16.3 million related to existing restaurants. Net capital expenditures, inclusive of $6.9 million in landlord contributions, was $64.7 million for 2024. We expect to receive between $1.0 million to $2.0 million in landlord contributions in the next three months.

Capital expenditures by type for 2024 and 2023 is provided below (in thousands).

Year Ended December 31, 2024	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$40,119	$2,724	$11,098	$532	$54,473
Maintenance	3,854	7,914	4,492	—	16,260
Other	—	—	—	822	822
Total	$43,973	$10,638	$15,590	$1,354	$71,555

Tenant Improvement Allowance	$5,480	$—	$1,460	$—	$6,940

Year Ended December 31, 2023	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$24,574	$—	$17,234	$2,865	$44,673
Maintenance	4,294	—	4,134	—	8,428
Other	—	—	—	449	449
Total	$28,868	$—	$21,368	$3,314	$53,550

Tenant Improvement Allowance	$3,519	$—	$1,125	$22	$4,667
(1)	Includes inventory of restaurant equipment for venues under development.

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

Credit Agreement

Refer to Note 6 and Note 17 to our consolidated financial statements set forth in Item 15 of this Annual Report on Form 10-K for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a gross cash investment of approximately $700 to $750 per square foot, exclusive of $150 per square foot in landlord contributions. STK restaurants opened in 2023 and 2024 had a gross cost per square foot of $706 and $132 per square foot in landlord contributions with an average size of 10,618 square feet. For owned Benihana restaurants, where we build from a shell state, we have typically targeted a restaurant size of 7,000 square feet. In situations where we add functional space and build a restaurant with a mezzanine, covered patio, or rooftop, costs per square feet will increase. Typical cash pre-opening costs are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$44,188	$30,781
Investing activities	(441,393)	(53,550)
Financing activities	404,336	(11,248)
Effect of exchange rate changes on cash	(103)	(57)
Net increase (decrease) in cash and cash equivalents	$7,028	$(34,074)

Operating Activities. Net cash provided by operating activities was $44.1 million for 2024 compared to $30.8 million for 2023. The increase in net cash provided by operating activities during 2024 compared to 2023 was primarily attributable to the net cash generated by the acquired Benihana and RA Sushi restaurants.

Investing Activities. Net cash used in investing activities for 2024 was $441.4 million, which was comprised of $369.8 million for the Benihana acquisition, net of cash acquired, and $71.6 million of which $54.5 million primarily related to the construction of new STK, Benihana, Kona Grill and RA Sushi restaurants and $16.3 million related to existing restaurants. Net cash used in investing activities for 2023 was $53.5 million primarily for the construction of six restaurants opened in 2023 and new restaurants under development, as well as capital expenditures for existing restaurants.

Financing Activities. Net cash provided by financing activities was $404.4 million for 2024 and was comprised of net proceeds from borrowings under the Credit Agreement of $333.8 million and net proceeds from the issuance of preferred stock and warrants of $138.9 million, partially offset by the repayment of our prior credit facility of $73.6 million and $3.2 million of shares purchased under our stock buyback plan. Net cash used by financing activities for 2023 was $11.2 million primarily attributable to $7.9 million in purchases for common stock and $2.0 million to pay employee taxes for shares withheld upon vesting restricted stock units.

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

As of December 31, 2024, we had a valuation allowance of $4.2 million that relates to foreign tax credits we do not expect to utilize as a result of generating income in a jurisdiction with a higher income tax rate than the U.S and certain other credits that the Company does not expect to utilize. The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2024 were $276.1 million and $260.2 million, respectively.

From time to time we have decided to close or dispose of restaurants. Typically, such decisions are based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs.

For the years ended December 31, 2024 and 2023, we did not identify any event or changes in circumstances that indicated that the carrying values of our restaurant long-lived assets were impaired and therefore, no impairment loss related to long-lived assets has been recognized.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, expected future cash flows, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

If necessary, a quantitative assessment requires the use of estimates and assumptions regarding future cash flows. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names and trademarks is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. These estimates are subjective, and our ability to realize future cash is affected by factors such as changes in economic conditions and operating performance. Changes in circumstances existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing fair value. These fair value assessments could change materially if different estimates and assumptions were used. No quantitative assessments were performed in 2024.

We did not record any impairment charges related to goodwill or indefinite-lived intangible assets in 2024 or 2023.

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

Business Combination

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. and its affiliates comprising of 93 company owned restaurants and 12 franchised restaurants. In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make certain assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, property and equipment and intangible assets. We estimated the fair value of assets and liabilities based upon widely-accepted valuation techniques, including discounted cash flow and relief from royalty method, depending on the nature of the assets acquired or liabilities assumed. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates.

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

Inflation

The impact of inflation on labor, food, operating supplies and occupancy costs could significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price increases, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Interest Rate Risk

Under our Credit Agreement, we are exposed to market risk from changes in interest rates on our borrowings. Borrowings under the Credit Agreement are subject to rates based on SOFR plus an interest rate margin of 6.5%. As of December 31, 2024, we had $348.3 million of borrowings subject to variable interest rates.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we have excluded the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Benihana and RA Sushi make up approximately 50.0% of our total revenue for the year ended December 31, 2024 and 64.9% of total assets as of December 31, 2024. Other than discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ONE Group Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

On May 1, 2024, The One Group Hospitality Inc. completed the Benihana Acquisition. Accordingly, the acquired assets and liabilities of Benihana are included in the Company’s consolidated balance sheet as of December 31, 2024, and the results of its operations and cash flows are reported in its consolidated statements of operations and cash flows for the year ended December 31, 2024, from the date of acquisition. However, management elected to exclude Benihana from its scope of the Company’s annual report on internal control over financial reporting as of December 31, 2024. The financial position of Benihana represented approximately 65% of total assets as of December 31, 2024, and 50% of total revenues during the year ended December 31, 2024.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 10, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 10, 2025

Item 9B. Other Information

(c) Trading Plans

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

Dated: March 10, 2025

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ TYLER LOY
Tyler Loy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 10, 2025
Emanuel Hilario	(Principal Executive Officer)

/s/ TYLER LOY	Chief Financial Officer	March 10, 2025
Tyler Loy	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 10, 2025
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 10, 2025
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 10, 2025
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 10, 2025
Eugene Bullis

/S/ JAMES CHAMBERS	Director	March 10, 2025
James Chambers

/s/ SUSAN LINTONSMITH	Director	March 10, 2025
Susan Lintonsmith

/s/ HAYDEE OLINGER	Director	March 10, 2025
Haydee Olinger

/s/ SCOTT ROSS	Director	March 10, 2025
Scott Ross

/s/ MICHAEL SERRUYA	Director	March 10, 2025
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
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

4.13*	Description of securities registered under Section 12 of the Securities Exchange Act of 1934
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2022).
10.4†	Amended and Restated Employment Agreement between Emanuel N. Hilario and The ONE Group Hospitality, Inc. dated September 2, 2022 (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.5†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 28, 2021).
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
10.9

Credit Agreement dated May 1 2024 with Deutsche Bank AG New York Branch, HPS Investment Partners, LLC, HG Vora Capital Management, LLC and certain of their respective affiliates and subsidiaries (Incorporated by reference to the Closing 8-K).

10.10

First Amendment to Credit and Guaranty Agreement dated July 24, 2024 between The ONE Group, LLC, certain other parties, and Deutsche Bank AG New York Branch, as administrative agent for the lenders (Incorporated by reference to the Form 10-Q filed on November 7, 2024).

10.11†	Form of Stock Option Grant Notice (2019 Equity Incentive Plan) (Incorporated by reference to the Form 8-K filed on April 4, 2024)
10.12†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
19.1*	The ONE Group Hospitality, Inc. Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Tyler Loy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

97.1	The ONE Group Hospitality, Inc. Clawback Policy (Incorporated by reference to Form 10-K filed on March 14, 2024).
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH* 104	Inline XBRL Taxonomy Extension Schema Document Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The One Group Hospitality Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters – Refer to Notes 1 and 3 to the financial statements

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Safflower Holdings Corp

Critical Audit Matter Description

The Company completed the acquisition of Safflower Holdings Corp (“Safflower”) for $365 million on May 1, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair value including tradenames, property and equipment and operating leases.

Management estimated the fair value of these intangible assets and liabilities utilizing an income approach. The fair value determination of the trade names required management to make several assumptions, the most significant of which were the forecasted revenue growth rates and discount rate.

Management estimated the fair value of property and equipment utilizing the cost approach. This fair value determination required management to make significant assumptions related to costs to acquire comparable assets.

Management estimated the fair value of assumed leases using the market rent sales comparison method and the rent as a percent of sales method to conclude on each individual lease’s favorability. This determination required management to make significant assumptions related to the selection of market rent comparisons.

We identified the valuation of the Safflower trade names, property and equipment, and operating leases as a critical audit matter because of the judgement involved in determining the appropriate assumptions used by the Company to estimate the fair value of these assets and liabilities. The most significant assumptions used to estimate fair value include the revenue growth rates and discount rate, used to value the trade names, the costs to acquire comparable assets used to value the property and equipment and the market rent comparisons used to value the leases, and the selection of the related valuation methodologies. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions listed above included the following, among others:

●	We evaluated the design and operating effectiveness of controls over the valuation of the tangible and intangible assets acquired, including management’s controls over the revenue growth rates, discount rate, costs to acquire comparable assets, market rent comparisons, and the selection of valuation methodologies.
●	We obtained an understanding of management’s key assumptions in developing the revenue growth rates.
●	We assessed the reasonableness of management’s forecasts of future revenue growth rates by comparing the projections to historical results and revenue growth industry data.
●	We evaluated whether the estimated future revenue growth rates were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and the discount rate as detailed below:
o	Intangible Assets:
◾	Compared the valuation methodologies applied to intangible assets to acceptable valuation methods for the applicable assets.
◾	Tested the mathematical accuracy of the calculations.
◾	Tested the underlying source information used to support the discount rate.
◾	Developed a range of independent estimates and compared those to the discount rate selected by management.
o	Property & Equipment:
◾	Tested the source information and compared the valuation methodology applied to property and equipment to acceptable valuation methodologies.
◾	Tested appropriate inputs were utilized based on type and age of assets.
◾	Tested the mathematical accuracy of the calculations.
o	Leases:
◾	Performed an above/below market value assessment for acquired leasehold interests.
◾	Compared the valuation methodologies applied to leases to acceptable valuation methods.
◾	Conducted independent research and analysis to identify market rents at comparable properties.
◾	Tested the mathematical accuracy of the calculations.

Long Lived Impairment— Refer to Note 2 to the financial statements

Critical Audit Matter Description

Long-lived assets, which includes property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is performed at the individual restaurant level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net, and the Operating lease right-of-use assets as of December 31, 2024 were $276.1 million and $291.8 million, respectively. For the year ended December 31, 2024, no impairment loss related to long-lived assets was recognized.

For certain asset groups, we identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of long-lived assets. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators and the reasonableness of management’s undiscounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s long lived asset impairment indicator evaluation and undiscounted future cash flow analysis.
●	We evaluated the Company’s evaluation of impairment indicators by:
o	Testing long-lived restaurant assets for indications of impairment, including evaluating locations with current period losses or projected losses,
o	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit, and
o	Inspecting minutes of the board of directors, the Company's public statements, operating plans, and industry data to identify any evidence that may contradict management's assumptions.
●	We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to (1) the Company’s historical results, (2) internal communications to management and the Board of Directors, (3) external communications made publicly by management, and (4) industry data.
●	We tested the completeness and accuracy of the underlying source information used by management to identify quantitative indicators of impairment.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 10, 2025

We have served as the Company's auditor since 2021.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$27,576	$21,047
Credit card receivable	10,477	7,234
Restricted cash and cash equivalents	499	—
Accounts receivable	12,294	10,030
Inventory	11,318	6,184
Other current assets	6,786	1,809
Due from related parties	376	376
Total current assets	69,326	46,680

Property and equipment, net	276,120	139,908
Operating lease right-of-use assets	260,204	95,075
Goodwill	155,783	—
Intangibles, net	133,111	15,306
Deferred tax assets, net	53,682	14,757
Other assets	9,030	4,636
Security deposits	2,097	883
Total assets	$959,353	$317,245

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,883	$19,089
Accrued payroll expenses	23,897	5,655
Accrued expenses	48,339	22,678
Current portion of operating lease liabilities	14,998	6,897
Deferred gift card revenue and other	6,540	2,077
Current portion of long-term debt	6,125	1,500
Other current liabilities	313	266
Total current liabilities	131,095	58,162

Long-term debt, net of current portion, unamortized discount and debt issuance costs	328,110	70,410
Operating lease liabilities, net of current portion	291,785	120,481
Other long-term liabilities	5,758	832
Total liabilities	756,748	249,885

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at December 31, 2024 and 0 issued and outstanding at December 31, 2023	158,085	—

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 33,994,140 issued and 31,037,843 outstanding at December 31, 2024 and 33,560,428 shares issued and 31,283,975 outstanding at December 31, 2023	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 3,019,654 shares at December 31, 2024 and 2,276,453 shares at December 31, 2023	(18,202)	(15,051)
Additional paid-in capital	68,392	58,270
Retained earnings	—	28,884
Accumulated other comprehensive loss	(3,028)	(2,930)
Total stockholders’ equity	47,165	69,176
Noncontrolling interests	(2,645)	(1,816)
Total stockholders' equity	44,520	67,360
Total liabilities, Series A preferred stock and stockholders' equity	$959,353	$317,245

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

	For the year ended December 31,
	2024	2023
Revenues:
Owned restaurant net revenue	$658,915	$317,366
Management, license, franchise and incentive fee revenue	14,429	15,403
Total revenues	673,344	332,769
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	138,794	75,727
Owned restaurant operating expenses	411,798	191,250
Total owned operating expenses	550,592	266,977
General and administrative (including stock-based compensation of $6,017 and $5,032 for the years ended December 31, 2024 and 2023, respectively)	44,170	30,751
Depreciation and amortization	34,096	15,664
Transition and integration expenses	13,681	—
Pre-opening expenses	9,488	8,855
Transaction and exit costs	9,326	207
Lease termination expenses	1,096	—
Other expenses	124	1,021
Total costs and expenses	662,573	323,475
Operating income	10,771	9,294
Other expenses, net:
Interest expense, net of interest income	31,109	7,028
Loss on early debt extinguishment	4,149	—
Total other expenses, net	35,258	7,028
(Loss) income before benefit for income taxes	(24,487)	2,266
Benefit for income taxes	(7,834)	(1,760)
Net (loss) income	(16,653)	4,026
Less: net loss attributable to noncontrolling interest	(829)	(692)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(15,824)	$4,718
Series A Preferred Stock paid-in-kind dividend and accretion	(19,142)	—
Net (loss) income available to common stockholders	$(34,966)	$4,718

Net (loss) income attributable to The ONE Group Hospitality, Inc. per share:
Basic (loss) net income per share	$(1.12)	$0.15
Diluted (loss) net income per share	$(1.12)	$0.15

Shares used in computing basic (loss) income per share	31,154,765	31,556,437
Shares used in computing diluted (loss) income per share	31,154,765	32,287,864

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the year ended December 31,
	2024	2023
Net (loss) income	$(16,653)	$4,026
Currency translation loss	(98)	(61)
Comprehensive (loss) income	(16,751)	3,965
Less: comprehensive loss attributable to noncontrolling interest	(829)	(692)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	(15,922)	4,657
Series A Preferred Stock paid-in-kind dividend and accretion	(19,142)	—
Comprehensive (loss) income attributable to common stockholders	$(35,064)	$4,657

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	earnings	loss	equity	interests	Total
Balance at January 1, 2023	—	$—	31,735,423	$3	$(7,169)	$55,583	$24,166	$(2,869)	$69,714	$(1,124)	$68,590
Stock-based compensation	—	—	79,445	—	—	5,032	—	—	5,032	—	5,032
Exercise of stock options and warrants	—	—	162,000	—	—	310	—	—	310	—	310
Issuance of vested restricted shares, net of tax withholding	—	—	488,988	—	—	(2,655)	—	—	(2,655)	—	(2,655)
Purchase of treasury stock	—	—	(1,181,881)	—	(7,882)	—	—	—	(7,882)	—	(7,882)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(61)	(61)	—	(61)
Net income (loss)	—	—	—	—	—	—	4,718	—	4,718	(692)	4,026
Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	175,307	—	—	6,018	—	—	6,018	—	6,018
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	271,762	—	—	(827)	—	—	(827)	—	(827)
Purchase of treasury stock	—	—	(743,201)	—	(3,151)	—	—	—	(3,151)	—	(3,151)
Warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Series A preferred stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in-kind dividend and accretion	—	19,142	—	—	—	(6,082)	(13,060)	—	(19,142)	—	(19,142)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(98)	(98)	—	(98)
Net loss	—	—	—	—	—	—	(15,824)	—	(15,824)	(829)	(16,653)
Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$68,392	$—	$(3,028)	$47,165	$(2,645)	$44,520

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023
Operating activities:
Net (loss) income	$(16,653)	$4,026
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,096	15,664
Non-cash exit costs	692	—
Stock-based compensation	6,017	5,032
Non-cash loss on early debt extinguishment	1,674	—
Amortization of debt issuance costs and debt original discounts	2,635	745
Deferred taxes	(8,580)	(2,434)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	296	(2,056)
Inventory	(729)	(456)
Other current assets	139	340
Security deposits	(497)	(30)
Other assets	(3,133)	(552)
Accounts payable	3,121	2,911
Accrued expenses	16,053	1,608
Operating lease liabilities and right-of-use assets	7,441	5,880
Other liabilities	1,616	103
Net cash provided by operating activities	44,188	30,781

Investing activities:
Acquisition related payments, net of cash acquired	(369,838)	—
Purchase of property and equipment	(71,555)	(53,550)
Net cash used in investing activities	(441,393)	(53,550)

Financing activities:
Borrowings of long-term debt	333,829	—
Repayments of long-term debt and financing lease liabilities	(75,471)	(1,021)
Issuance of Series A preferred stock net of discount	138,943	—
Issuance of warrants to Series A preferred stockholders	10,771	—
Exercise of stock options	242	310
Tax-withholding obligation on stock-based compensation	(827)	(2,655)
Purchase of treasury stock	(3,151)	(7,882)
Net cash provided by (used in) financing activities	404,336	(11,248)
Effect of exchange rate changes on cash	(103)	(57)
Net increase (decrease) in cash and cash equivalents	7,028	(34,074)
Cash and cash equivalents, beginning of year	21,047	55,121
Cash and cash equivalents, end of year	$28,075	$21,047
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$24,501	$5,313
Income taxes paid, net of refunds	$497	$720
Accrued purchases of property and equipment	$11,194	$12,575
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	27,576	21,047
Restricted cash and cash equivalents	499	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$28,075	$21,047

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. As of December 31, 2024, the Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere, Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owns most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. It also franchises Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean. Refer to Note 3 – Benihana Acquisition for additional information.

As of December 31, 2024, the Company owned, operated, managed, franchised or licensed 167 venues, including 30 STKs, 85 Benihanas, 27 Kona Grills and 16 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 9 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

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

Prior Period Reclassifications

Certain reclassifications of the consolidated balance sheet as of December 31, 2023 have been made to conform to current year presentation. The Company has reclassified credit card receivables of $7.2 million to be presented within credit card receivables from accounts receivable and accrued payroll expenses of $5.7 million to be presented within accrued payroll expenses from accrued expenses. Note 2 – Summary of Significant Accounting Policies and Note 5 - Accrued Expenses were conformed to the current year presentation discussed above.

Certain reclassifications were also made to conform the prior period segment reporting to the current year segment presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Certain reclassifications were also made to align our international revenues and long-term assets with the Company’s classification of domestic and international venues. These reclassifications are not material.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 31, 2024 and 2023.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are accounts that are restricted to funding payment of employee benefits and collateral accounts relating to liquor license bonds.

Credit card receivable

The Company’s credit card receivables arise from credit cards payments that are in transit from the credit card processor to the Company.

Accounts Receivable

The Company’s receivables arise from management, license and franchise agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. Accounts receivable from third-party delivery services at December 31, 2024 and 2023 was $1.3 million and $0.4 million, respectively. Receivables from the Company’s management, license, franchise and hotel partners were $6.3 million and $8.2 million at December 31, 2024 and 2023, respectively.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. As of December 31, 2024 and 2023, food inventories were $6.7 million and $4.0 million, respectively, and beverage inventories were $4.5 million and $2.2 million, respectively.

Goodwill

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

Other Assets

Other assets include liquor license acquisition costs and costs to fulfill obligations under the Company’s management and license agreements.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Indefinite-lived intangible assets
Tradenames	$134,400	$17,400
Finite-lived intangible assets
Franchise agreements	800	—
Other finite-lived intangible assets	152	101
Total finite-lived intangible assets	952	101
Less: accumulated amortization	(2,241)	(2,195)
Total intangibles, net	$133,111	$15,306

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 to 15 years. The amortization expense was $0.1 million and nominal for the years ended 2024 and 2023, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is 0.1 million annually.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows exclusive of operating lease payments, expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, exclusive of operating lease payments, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 31, 2024 were $276.1 million and

$260.2 million, respectively. For the year ended December 31, 2024, no impairment loss related to long-lived assets has been recognized.

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

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. If the Company determines that a deferred tax asset or liability could be realized in a greater or lesser amount than recorded, the deferred tax asset or liability is adjusted and a corresponding adjustment is made to the benefit for income taxes in the consolidated statements of operations in the period during which the determination is made.

The Company reduces its deferred tax assets by a valuation allowance if it determines that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, the Company considers various qualitative and quantitative factors, such as:

●	the level of historical taxable income;
●	the projection of future taxable income over periods in which the deferred tax assets would be deductible;
●	events within the restaurant industry;
●	the health of the economy; and
●	historical trending.

The recording of deferred taxes requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and particular facts and circumstances.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the benefit for income taxes in the consolidated statements of operations.

Revenue Recognition

Revenue is derived from restaurant sales, management services and license related operations.

The Company recognizes restaurant revenues, net of discounts, when goods and services are provided. Sales tax amounts collected from customers that are remitted to governmental authorities are excluded from net revenue.

Management agreements typically call for a management fee based on a percentage of revenue, a monthly marketing fee based on a percentage of revenues and an incentive fee based on a managed venue’s net profits. Similarly, royalties from the licensee in license agreements are generally based on a percentage of the licensed restaurant’s revenue. These management, license, franchise and incentive fees are recognized as revenue in the period the restaurant’s sales occur.

The Company recognizes initial licensing fees and upfront fees related to management and license agreements on a straight-line basis over the term of the agreement as a component of management, license, franchise and incentive fee revenue on the consolidated statements of operations.

The Company has a loyalty program for Kona Grill, “Konavore”, to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2024 and 2023 the deferred revenue allocated to loyalty points that have not been redeemed was $0.2 million, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations as a component of owned restaurant net revenue. For the years ended December 31, 2024 and 2023, the Company recognized $1.5 million and $0.1 million, respectively, in revenue from gift card breakage.

Pre-opening Costs

Pre-opening costs for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening costs for the years ended December 31, 2024 and 2023 were $9.5 million and $8.9 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $21.8 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive compensation plan under which it may grant options, warrants, restricted stock or other stock-based awards to directors, officers, key employees and other key individuals performing services to the Company. Restricted stock and restricted stock units (“RSUs”) that vest on the passage of time are valued using the closing stock price on the date of grant. For performance stock units (“PSUs”) with both a market condition and time element, the fair value was calculated using the Monte Carlo Simulation.

Under the plan, vesting of awards can either be based on the passage of time or on the achievement of performance goals. For awards that vest on the passage of time, compensation cost is recognized over the vesting period. Additionally, the Company’s current PSUs that have been granted, were awarded with both a market condition and time element, as such for these performance stock units, the Company recognizes compensation cost over the requisite service period. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ or are expected to differ.

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, PSUs and RSUs. The two-class method for computing earnings per share will be utilized when applicable. Refer to Note 11 for the calculations of basic and diluted earnings per share.

Segment Reporting

The Company has identified the following three reportable operating segments: STK, Benihana and Grill Concepts. Refer to Note 15 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 31, 2024 and 2023.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or losses are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to a loss of approximately $0.1 million during 2024 and 2023.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly owned subsidiaries of the Company.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has incorporated this ASU into this Annual Report Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization as part of oil and gas producing activities in each relevant expense caption on the income statement. The ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the total selling expenses along with the definition of selling expenses in annual reports. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption is permitted. The amendment should be applied prospectively; however retrospective application is permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

Note 3 – Benihana Acquisition

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. and its affiliates comprising of 93 company owned restaurants and 12 franchised restaurants. The Company purchased the equity for a contractual price of $365.0 million, subject to customary adjustments. The Company believes that Benihana is complementary to its existing brands and will enable the Company to capture market share in the Vibe Dining segment.

The assets and liabilities of Benihana were recorded at their respective fair values as of the date of acquisition. Since the initial valuation, the Company adjusted the fair values for cash and cash equivalents by ($0.1) million, other current assets by $0.2 million, property and equipment by ($0.5) million, operating lease right-of-use assets by $1.2 million, deferred tax assets by $3.5 million, intangible assets by ($13.1) million, goodwill by $10.6 million, accrued expenses by $1.2 million, other current liabilities by ($1.7) million, and operating lease liabilities by $1.2 million to reflect the current fair value valuation and alignment with the Company’s accounting policies. The fair values are set forth below (in thousands):

Purchase consideration:
Contractual purchase price	$365,000
Cash and cash equivalents, restricted cash and cash equivalents and credit card receivable	25,117
Working capital adjustment	1,151
Cash consideration paid	391,268

Net assets acquired:
Cash and cash equivalents	$20,879
Restricted cash and cash equivalents	551
Credit card receivable	3,687
Inventory	4,405
Other current assets	7,471
Property and equipment	102,552
Operating lease right-of-use assets	182,346
Deferred tax assets, net	30,345
Intangible assets	117,800
Other assets	2,899
Accounts payable	(9,851)
Accrued expenses	(30,375)
Other current liabilities	(3,639)
Operating lease liabilities	(189,181)
Other long-term liabilities	(4,404)
Total net assets acquired	235,485
Goodwill	$155,783

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill at Benihana. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The Benihana and RA Sushi tradenames have an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The tradenames represent highly respected brands with positive connotations, and the Company intends to cultivate and protect the use of the brands. Goodwill and indefinite-lived tradenames are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Goodwill is not deductible for tax purposes as the Benihana Acquisition was a stock transaction.

As a result of the Benihana Acquisition, the Company incurred approximately $8.8 million of transaction costs during 2024, which are included in transaction and exit costs in the consolidated statements of operations. The Company incurred $13.7 million for transition and related integration efforts in 2024. Since the acquisition date, the Benihana Acquisition resulted in actual revenues of $339.7 million and net loss of $4.5 million in the consolidated statements of operations. The net loss that resulted from the Benihana Acquisition is primarily due to the allocation of interest expense, transaction, transition and integration expenses.

The following unaudited pro forma results of operations for December 31, 2024 and 2023 give effect to the Benihana Acquisition as if it had occurred on January 1, 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Total Revenues	$846,881	$858,821

Net income as reported	$33,053	$8,600
Adjustments:
Transaction and exit costs	14,616	(14,616)
Transition and integration costs	13,681	(13,681)
Loss on early debt extinguishment	4,149	(4,149)
Purchase price accounting adjustments(1)	9,744	939
Change in interest expense	1,267	3,653
Pro forma net income (loss) before income taxes	76,510	(19,255)
Income tax effect of adjustments	(3,259)	1,932
Change in valuation allowance	(59,925)	—
Pro forma net income (loss)	$13,326	$(17,323)

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

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Benihana Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what actual results of operations would have been had the Benihana Acquisition and related transactions been completed as of January 1, 2023 or that may be achieved in the future.

Note 4 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Furniture, fixtures and equipment	$80,362	$49,753
Leasehold improvements	247,575	130,136
Less: accumulated depreciation	(88,638)	(60,128)
Subtotal	239,299	119,761
Construction in progress	31,982	17,044
Restaurant smallwares	4,839	3,103
Total	$276,120	$139,908

Depreciation related to property and equipment amounted to $33.5 million and $15.1 million for the years ended December 31, 2024 and 2023, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
VAT and sales taxes	10,120	4,238
New restaurant construction	6,923	6,318
Interest	6,681	2,396
Amounts due to landlords	5,339	2,753
Insurance	4,388	545
Legal, professional and other services	1,692	1,364
Income taxes and related	471	30
Other (1)	12,725	5,034
Total	$48,339	$22,678

(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Term loan agreements	$348,250	$23,750
Revolving credit facility	—	—
Delayed draw term facility	—	49,750
Total long-term debt	348,250	73,500
Less: current portion of long-term debt	(6,125)	(1,500)
Less: debt issuance costs	(534)	(1,590)
Less: debt original issuance discount	(13,481)	—
Total long-term debt, net of current portion	$328,110	$70,410

Future minimum loan payments:
2025	$6,125
2026	8,750
2027	13,125
2028	17,500
2029	302,750
Total	$348,250

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $28.8 million and $7.4 million for the years ended December 31, 2024 and 2023, respectively. Capitalized interest was $2.4 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had $6.4 million and $1.4 million in standby letters of credit outstanding for certain restaurants, respectively, and $33.6 million and $10.6 million available in its revolving credit facility, respectively, subject to certain conditions.

Credit and Guaranty Agreement

In connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was and remains undrawn.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of December 31, 2024 was 11.09%.

As of December 31, 2024, the Company had $0.5 million of debt issuance costs and $13.5 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.5 million of debt original issuance discount recorded in Other Assets on the consolidated balance sheets.

Debt Extinguishment

On October 4, 2019, the Company entered into the credit agreement with Goldman Sachs Bank NA, which was replaced with the Credit Agreement described above on May 1, 2024. The Goldman Sachs credit agreement provided for a secured revolving credit facility of $12.0 million, a $25.0 million term loan and a $50.0 million delayed draw term loan. On May 1, 2024, the outstanding loan balance was repaid and the unamortized debt issuance costs of $1.7 million and fees incurred of $2.4 million were recognized as a loss on early debt extinguishment on the consolidated statements of operations.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of December 31, 2024.

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

Note 8 - Income Taxes

The components of income before benefit for income taxes were as follows (in thousands):

	For the years ended December 31,
	2024	2023
Domestic	$(24,509)	$2,077
Foreign	22	189
Total	$(24,487)	$2,266

The components of the Company’s benefit for income taxes were as follows (in thousands):

	For the years ended December 31,
	2024	2023
Current:
Federal	$66	$—
State and local	544	638
Foreign	143	35
Total current	753	673
Deferred:
Federal	(7,528)	(2,550)
State and local	(1,059)	117
Foreign	—	—
Total deferred	(8,587)	(2,433)
Total benefit for income taxes	$(7,834)	$(1,760)

The Company’s effective tax rate differs from the statutory rates as follows:

	For the years ended December 31,
	2024	2023
Income tax provision at federal statutory rate	21.0%	21.0%
State and local taxes	2.6%	26.5%
FICA tip credit	18.3%	(151.2)%
Compensation subject to IRC Section 162(m)	(3.3)%	52.3%
Equity based compensation	(0.5)%	(33.1)%
Transaction costs	(3.8)%	—%
Non-controlling interest	(0.7)%	6.4%
Other items, net	(1.6)%	0.4%
Effective income tax rate	32.0%	(77.7)%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Deferred tax assets:
Operating lease liabilities	$70,807	$23,798
Stock compensation	361	371
FICA tip credit carryforward	49,407	18,312
Net operating loss	7,324	5,543
Goodwill	589	753
Inventory	101	52
Charitable contributions carryforward	37	26
Foreign tax credit carryforward	622	622
Deferred revenue	1,627	126
State and local tax credit carryforward	21	78
Expenses not deductible until paid	2,961	83
IRC 163(j) disallowed interest carryforward	34,002	2,152
Debt issuance costs	—	82
Kona Grill related acquisition costs	621	693
Total deferred tax assets	168,480	52,691
Deferred tax liabilities:
Operating lease right-of-use assets	(60,600)	(17,360)
Depreciation and amortization	(19,599)	(19,888)
Trademarks and franchise agreements	(30,215)	—
Other	(136)	(64)
Total deferred tax liabilities	(110,550)	(37,312)
Valuation allowance	(4,248)	(622)
Net deferred tax assets	$53,682	$14,757

Tax Carryforwards

As of December 31, 2024, the Company has federal net operating loss (“NOL”) carryforwards of $15.2 million which have no expiration date. As of December 31, 2024, the Company has federal FICA tip credit carryforwards of $49.4 million which have expiration dates from 2033 through 2045. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. As of December 31, 2024, the Company has $4.1 million in state NOL carryforwards after applying applicable apportionment percentages and tax rates. The state NOLs expire at various dates from 2037 to 2044. The state and local tax credit carryforwards of less than $0.1 million expire at various dates from 2025 through 2030.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings. As of both December 31, 2024 and December 31, 2023, the Company had a valuation allowance of $4.2 million and $0.6 million, respectively. The valuation allowance is related to certain foreign tax credits, state NOL carryforwards and a portion of the FICA tip credit carryforward acquired in the Benihana acquisition. The Company does not expect to have the appropriate source of income from various jurisdictions needed in order to utilize its foreign tax credit and certain state NOL carryforwards. Additionally, the Company projects that a portion of its FICA tip credit carryforward acquired as a result of the Benihana acquisition will be statutorily limited prior to expiration.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the years ended December 31,
	2024	2023
Balance, beginning of year	$—	$46
Increase related to acquisitions	127	—
Decrease related to prior period positions	—	(46)
Balance, end of year	$127	$—

Included in the balance of unrecognized tax benefits as of December 31, 2024 are tax benefits that, if recognized, would result in adjustments to taxes payable. Management believes it is reasonably possible that a nominal amount of the uncertain tax position as of December 31, 2024 will decrease within the next twelve months. There was no unrecognized tax benefit as of December 31, 2023. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, we accrued interest of $0.2 million as of December 31, 2024.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2021 through 2024. The Company’s state and local tax filings remain subject to examination for tax years 2020 through 2023. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

The Company’s foreign income tax returns prior to fiscal year 2021 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Note 9 – Revenue recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Konavore rewards program (in thousands):

	December 31,	December 31,
	2024	2023
Deferred license revenue (1)	204	218
Deferred gift card revenue (2)	5,984	1,716
Advanced party deposits (2)	556	361
Konavore rewards program (3)	201	177
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Revenue recognized from deferred license revenue	$33	$79
Revenue recognized from deferred gift card revenue	1,245	1,325
Revenue recognized from advanced party deposits	361	279

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2024 were as follows for each year ending (in thousands):

2025	$45
2026	39
2027	36
2028	36
2029	27
Thereafter	21
Total future estimated deferred license revenue	$204

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Lease cost
Operating lease cost	$38,254	$16,466
Finance lease cost
Amortization of ROU assets	212	210
Interest on lease liabilities	92	82
Total finance lease cost	304	292
Variable lease cost (1)	16,327	12,158
Short-term lease cost	1,609	1,114
Total lease cost	$56,494	$30,030

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	4 years
Weighted average discount rate
Operating leases	10.34%	8.74%
Finance leases	11.14%	9.17%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the consolidated balance sheet were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Finance lease right-of-use assets (1)	$849	$850
Current portion of finance lease liabilities (1)	189	222
Long-term portion of finance lease liabilities (1)	754	658
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,440	$14,968
Operating cash flows from finance leases	$212	$210
Financing cash flows from finance leases	$221	$271
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,156	$12,699
Finance leases	$64	$118

The Company has entered into nine operating leases for future restaurants that have not commenced as of December 31, 2024. The present value of the aggregate future commitment related to these leases totals $17.4 million. The Company expects these leases, which have initial lease terms of 10 to 20 years, to commence within the next twelve months.

As of December 31, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2025	$40,988
2026	44,514
2027	45,552
2028	43,053
2029	43,544
Thereafter	381,318
Total lease payments	598,969
Less: imputed interest	(292,186)
Present value of operating lease liabilities	$306,783

As of December 31, 2024, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2025	$342
2026	278
2027	278
2028	255
Total lease payments	1,153
Less: imputed interest	(210)
Present value of finance lease liabilities	$943

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

For the years ended December 31, 2024 and 2023, earnings per share was calculated as follows (in thousands, except earnings per share and related share data):

	Year ended December 31,
	2024	2023
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(15,824)	$4,718
Series A Preferred Stock paid-in-kind dividend and accretion	(19,142)	—
Net (loss) income attributable to common stockholders	(34,966)	4,718

Basic weighted average shares outstanding	31,154,765	31,556,437
Dilutive effect of stock options, warrants and restricted share units	-	731,427
Diluted weighted average shares outstanding	31,154,765	32,287,864

Net income available to common stockholders per share - Basic	$(1.12)	$0.15
Net income available to common stockholders per share - Diluted	$(1.12)	$0.15

For the years ended December 31, 2024 and 2023, stock options, warrants and restricted share units totaling 2.5 million and 0.5 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the year ended December 31, 2024, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $19.1 million.

Redemption Rights

On and after May 1, 2029, holders of the Series A Preferred Stock have the right to require redemption of all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference after the fifth anniversary, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At anytime after the fourth anniversary, the Company may repurchase all of some of the preferred stock for 100% of the liquidation preference.

Since the redemption of the Series A Preferred Stock is contingently redeemable and therefore not certain to occur, the Series A Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Series A Preferred Stock is classified separately from stockholders’ equity in the consolidated balance sheets.

Note 13 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at December 31, 2024 or December 31, 2023, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there are 31.0 million and 31.3 million shares of common stock outstanding, respectively.

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program.

During 2024, and 2023, the Company purchased 0.7 million and 1.2 million shares for aggregate consideration of $3.2 million and $7.9 million, respectively. As of December 31, 2024, the Company purchased 3.0 million shares for $18.2 million under the program.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of December 31, 2024.

			Warrants	Exercise	Shares available for purchase as of December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2024	2023
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	—
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	—
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	—
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	—

During 2023, warrants to purchase 125,000 shares of common stock at an exercise price of $1.63 per share were exercised. There were no warrants outstanding as of December 31, 2023.

Dividends

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in 2024 or 2023.

Note 14 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors qualified defined contribution retirement plans (the “401(k) Plans”) covering all eligible employees, as defined in the 401(k) Plans. The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plans are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2024 and 2023.

Equity Incentive Plan

The Company provides equity-based compensation to directors, officers, key employees and other key individuals performing services for the Company under its 2019 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the granting of stock options, warrants, restricted stock or other stock-based awards. All awards are required to be approved by the Board or a designated committee of the Board. Options are generally granted with an exercise price equal to fair market value of the Company’s common stock on the date of grant and an expiration date after ten years. Vesting of options and restricted stock can either be based on the passage of time or on the achievement of performance goals. The Board has the authority to amend, modify or terminate the Equity Incentive Plan, subject to any required approval by the Company’s stockholders under applicable law or upon advice of counsel. No such action would affect any options previously granted under the Equity Incentive Plan without the consent of the holders.

Effective May 18, 2022, the Board and the Company’s stockholders approved a 4,500,000 increase to the number of shares of common stock authorized for issuance under the Equity Incentive Plan, bringing the maximum aggregate limit to 11,573,922 shares. As of December 31, 2024, the Company had 2,804,491 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost for 2024 and 2023 was $6.0 million and $5.0 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations. Included in stock-based compensation cost was $0.7 million and $0.5 million of unrestricted stock granted to directors for 2024 and 2023, respectively. Such grants were awarded consistent with the Board’s compensation practices. Stock-based compensation for 2024 and 2023 included $0.9 million and $0.7 million of compensation costs for market condition-based restricted stock units (“RSU”). Refer to discussion of performance stock units and CEO RSUs below.

Stock Option Activity

Stock options granted during 2024 were valued using the Black-Scholes method and included the following assumptions: a) expected term of 5.5 years, calculated using the simplified method, b) risk-free rate of 4.4% and c) volatility of 71.3%. The Company recognized $0.7 million in compensation costs for stock options during 2024. As of December 31, 2024, the Company had $0.2 million of unrecognized compensation costs related to 259,342 unvested stock options, which will be recognized over a weighted average period of 0.3 years. There were no unvested stock options as of December 31, 2023.

Changes in outstanding stock options during the years ended December 31, 2024 and 2023 were as follows:

			Weighted average
		Weighted	remaining	Intrinsic
		average exercise	contractual life	value
	Shares	price	(in years)	(thousands)
Outstanding at January 1, 2023	1,187,352	$3.43
Vested	—	—
Exercised	(37,000)	2.87
Cancelled, expired or forfeited	(476,410)	4.62
Outstanding at December 31, 2023	673,942	2.35	3.24	$2,540
Granted	260,420	5.73
Exercised	(50,000)	4.85
Cancelled, expired or forfeited	(46,078)	5.00
Outstanding at December 31, 2024	838,284	3.11	4.72	$567
Exercisable at December 31, 2024	578,942	1.93	2.69	$567

A summary of the status of the Company’s non-vested stock options as of December 31, 2024 and 2023 and changes during the years then ended, is presented below:

Weighted average
	Shares	grant date fair value
Non-vested stock options at January 1, 2023	—	$—
Granted	—	—
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested stock options at December 31, 2023	—	$—
Granted	260,420	3.67
Vested	—	—
Cancelled, expired or forfeited	(1,078)	3.67
Non-vested stock options at December 31, 2024	259,342	$3.67

The fair value of options that vested in 2024 and 2023 was zero.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during 2024 and 2023 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at January 1, 2023	1,339,432	$6.89
Granted	509,968	7.21
Vested	(726,503)	5.47
Cancelled, expired or forfeited	(102,341)	6.74
Non-vested RSUs at December 31, 2023	1,020,556	$8.08
Granted	468,356	4.88
Vested	(472,336)	7.93
Cancelled, expired or forfeited	(43,476)	7.11
Non-vested RSUs at December 31, 2024	973,100	$6.66

As of December 31, 2024, the Company had approximately $4.5 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 1.7 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

Awards granted during September 2022 included 500,000 RSUs awarded to our Chief Executive Officer with both a market condition and time element (“CEO RSUs”). The CEO RSUs may be earned based on achieving common stock price targets within a 48-month period and, if earned, will vest and be settled based on a time element as outlined in the RSU agreement governing the CEO RSUs. To value the CEO RSUs, the Company, with the assistance of a third-party specialist, calculated the fair value of CEO RSUs using the Monte Carlo Simulation, a risk-free rate of 3.31%, a starting common stock value of $6.95, volatility of 73%, and a standard normal distribution. The Company valued the CEO RSUs at $2.9 million and amortized this amount evenly over 48 months. For 2024 and 2023, the Company recorded $0.7 million and $0.7 million, respectively, of stock-based compensation expense associated with these awards.

A summary of the status of PSUs and changes during 2024 and 2023 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at January 1, 2023	500,000	$5.89
Granted	—	—
Vested	(125,000)	5.89
Cancelled, expired or forfeited	—	—
Non-vested PSUs at December 31, 2023	375,000	$5.89
Granted	98,166	4.65
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at December 31, 2024	473,166	$5.63

As of December 31, 2024, the Company has approximately $1.2 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.7 years.

Note 15 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand.
●	Grill Concepts. The Grill Concepts segment consists of the results of operations of Kona Grill and RA Sushi restaurant locations.

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business and allocates resources via a combination of restaurant sales reports and operating segment profit information, defined as owned restaurant net revenues less owned restaurant cost of sales and owned restaurant operating expenses. The CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis.

Certain financial information relating to the years ended December 31, 2024 and 2023 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the year ended December 31, 2024
Owned restaurant net revenues	$204,713	$296,847	$155,851	$1,504	$658,915
Owned restaurant cost of sales	(49,250)	(56,191)	(33,309)	(44)	(138,794)
Owned restaurant operating expenses	(117,357)	(181,059)	(113,126)	(256)	(411,798)
Restaurant operating profit	38,106	59,597	9,416	1,204	108,323
Management, license, franchise and incentive fee revenue	12,516	1,595	—	318	14,429
General and administrative expenses					(38,153)
Stock based compensation					(6,017)
Depreciation and amortization					(34,096)
Transition and integration expenses					(13,681)
Pre-opening expenses					(9,488)
Transaction and exit costs					(9,326)
Lease termination expenses					(1,096)
Other expenses					(124)
Interest expense, net of interest income					(31,109)
Loss on early debt extinguishment					(4,149)
Loss before benefit for income taxes					(24,487)

Reconciliation of total revenues
Owned restaurant net revenues					658,915
Management, license, franchise, and incentive fee revenue					14,429
Total revenues					$673,344

	STK	Benihana	Grill Concepts	Other(1)	Total
For the year ended December 31, 2023
Owned restaurant net revenues	$185,475	$—	$131,716	$175	$317,366
Owned restaurant cost of sales	(44,656)	—	(31,026)	(45)	(75,727)
Owned restaurant operating expenses	(102,796)	—	(88,385)	(69)	(191,250)
Restaurant operating profit	38,023	—	12,305	61	50,389
Management, license, franchise and incentive fee revenue	15,202	—	—	201	15,403
General and administrative expenses					(25,719)
Stock based compensation					(5,032)
Depreciation and amortization					(15,664)
Pre-opening expenses					(8,855)
Transaction and exit costs					(207)
Other expenses					(1,021)
Interest expense, net of interest income					(7,028)
Income before benefit for income taxes					2,266

Reconciliation of total revenues
Owned restaurant net revenues					317,366
Management, license, franchise, and incentive fee revenue					15,403
Total revenues					$332,769
(1)	Other includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

Note 16 – Geographic Information

Certain financial information by geographic location relating to the years ended December 31, 2024 and 2023 is provided below (in thousands).

	For the year ended December 31,
	2024	2023
Domestic revenues	$669,929	$327,627
International revenues	3,415	5,142
Total revenues	$673,344	$332,769

	December 31,	December 31,
	2024	2023
Domestic long-lived assets	$888,724	$269,052
International long-lived assets	1,628	1,513
Total long-lived assets	$890,352	$270,565

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