Form 10-Q
period 2025-03-30
ONE Group Hospitality, Inc.
filed 2025-05-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025

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

Number of shares of common stock outstanding as of April 30, 2025: 30,902,798

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	March 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$21,421	$27,576
Credit card receivable	12,672	10,477
Restricted cash and cash equivalents	499	499
Accounts receivable	11,040	12,294
Inventory	9,853	11,318
Other current assets	7,989	6,786
Due from related parties	376	376
Total current assets	63,850	69,326

Property and equipment, net	282,371	276,120
Operating lease right-of-use assets	255,825	260,331
Goodwill	155,783	155,783
Intangibles, net	133,094	133,111
Deferred tax assets, net	54,028	54,282
Other assets	8,810	9,030
Security deposits	2,261	2,097
Total assets	$956,022	$960,080

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,392	$30,883
Accrued payroll expenses	25,270	23,897
Accrued expenses	45,292	48,339
Current portion of operating lease liabilities	14,458	15,294
Deferred gift card revenue and other	4,682	6,540
Current portion of long-term debt	6,125	6,125
Other current liabilities	318	313
Total current liabilities	128,537	131,391

Long-term debt, net of current portion, unamortized discount and debt issuance costs	328,880	328,110
Operating lease liabilities, net of current portion	289,782	293,490
Other long-term liabilities	5,687	5,758
Total liabilities	752,886	758,749

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at March 30, 2025 and December 31, 2024	165,676	158,085

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,173,507 issued and 31,043,258 outstanding at March 30, 2025 and 33,994,140 issued and 31,037,843 outstanding at December 31, 2024	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at March 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 3,130,249 shares at March 30, 2025 and 3,019,654 shares at December 31, 2024	(18,509)	(18,202)
Additional paid-in capital	62,005	67,118
Retained earnings	—	—
Accumulated other comprehensive loss	(3,041)	(3,028)
Total stockholders’ equity	40,458	45,891
Noncontrolling interests	(2,998)	(2,645)
Total equity	37,460	43,246
Total liabilities, Series A preferred stock and equity	$956,022	$960,080

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Revenues:
Owned restaurant net revenue	$207,398	$81,508
Management, license, franchise and incentive fee revenue	3,731	3,487
Total revenues	211,129	84,995
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	43,120	18,714
Owned restaurant operating expenses	128,775	49,638
Total owned operating expenses	171,895	68,352
General and administrative (including stock-based compensation of $1,632 and $1,358 for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively)	13,091	7,534
Depreciation and amortization	9,829	5,260
Transaction and exit costs	69	1,523
Transition and integration expenses	3,719	—
Pre-opening expenses	1,681	2,914
Lease termination expenses	71	—
Other expenses	45	32
Total costs and expenses	200,400	85,615
Operating income (loss)	10,729	(620)
Other expenses, net:
Interest expense, net of interest income	9,822	2,078
Total other expenses, net	9,822	2,078
Income (loss) before provision (benefit) for income taxes	907	(2,698)
Provision (benefit) for income taxes	285	(268)
Net income (loss)	622	(2,430)
Less: net loss attributable to noncontrolling interest	(353)	(361)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$975	$(2,069)
Series A Preferred Stock paid-in-kind dividend and accretion	(7,591)	—
Net loss available to common stockholders	$(6,616)	$(2,069)

Net loss per common share:
Basic	$(0.21)	$(0.07)
Diluted	$(0.21)	$(0.07)

Weighted average common shares outstanding:
Basic	31,045,156	31,306,417
Diluted	31,045,156	31,306,417

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Net income (loss)	$622	$(2,430)
Currency translation loss, net of tax	(13)	(68)
Comprehensive income (loss)	609	(2,498)
Less: comprehensive loss attributable to noncontrolling interest	(353)	(361)
Comprehensive income (loss) attributable to The ONE Group Hospitality, Inc.	962	(2,137)
Series A Preferred Stock paid-in-kind dividend and accretion	(7,591)	—
Comprehensive loss attributable to common stockholders	$(6,629)	$(2,137)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)	—	(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460

Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	—	—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	—	—	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	—	$—	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$622	$(2,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,829	5,260
Non-cash exit costs		263
Stock-based compensation	1,632	1,358
Amortization of debt issuance costs and debt original issuance discounts	870	185
Deferred taxes	254	(384)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(941)	5,080
Inventory	1,465	789
Other current assets	(1,240)	(2,837)
Security deposits	(164)	—
Other assets	(84)	(408)
Accounts payable	(1,925)	(1,433)
Accrued expenses	296	4,433
Operating lease liabilities and right-of-use assets	(38)	522
Other liabilities	(2,036)	(20)
Net cash provided by operating activities	8,540	10,378

Investing activities:
Purchase of property and equipment	(14,345)	(15,795)
Net cash used in investing activities	(14,345)	(15,795)

Financing activities:
Repayments of long-term debt and financing lease liabilities	90	(68)
Tax-withholding obligation on stock-based compensation	(129)	(124)
Purchase of treasury stock	(307)	—
Net cash used in financing activities	(346)	(192)
Effect of exchange rate changes on cash	(4)	(64)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(6,155)	(5,673)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	28,075	21,047
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$21,920	$15,374
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$9,257	$26
Income taxes paid	$27	$61
Accrued purchases of property and equipment	$12,681	$9,506
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$21,421	$15,374
Restricted cash and cash equivalents	499	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$21,920	$15,374

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting services for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by the Company at a particular hospitality venue and customized for the client. The Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere; Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails; Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of March 30, 2025, the Company owned, operated, managed, franchised, or licensed 166 venues, including 30 STKs, 84 Benihanas, 27 Kona Grills and 16 RA Sushis in major metropolitan cities in North America, Europe and the Middle East and 9 F&B venues in four hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s first quarter of 2025 was the 89-day period of January 1, 2025 through March 30, 2025 compared to the first quarter of 2024 which was the 91-day period of January 1, 2024 through March 31, 2024. Our fiscal year ending December 28, 2025 will contain 362 days due to the transition. The fiscal year ending December 31, 2024 contained 365 days. References to the three periods ended March 30, 2025 relate to the 89-day period of January 1, 2025 through March 30, 2025.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Immaterial Prior Period Restatement

Subsequent to the issuance of the Company’s Consolidated Financial statements filed on Form 10-K for the period ended December 31, 2024, the Company identified an error in its calculation and recognition of non-cash rent expense for Benihana and RA Sushi from the date of its acquisitions through December 31, 2024, which resulted in the Company understating net loss by $1.3 million. The Company has evaluated the impact of the error and determined that it was not material to the 2024 interim or annual financial statements. However, the cumulative effect of the error in the first quarter of 2025 would have had a material effect on the results of operations for the period. Therefore, the Company has made these immaterial corrections in the comparative prior period within the Condensed Consolidated Financial Statements and related footnotes. The Company will also correct previously reported financial information for related immaterial errors in future filings, as applicable (see "Part II, Item 5. Other Information" below for additional information).

The following table reflects the correction on the affected line items in the Company’s previously reported Condensed Consolidated Balance Sheet for the year ended December 31, 2024..

	As of December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Operating lease right-of-use assets	$260,204	$127	$260,331
Deferred income taxes, net	53,682	600	54,282
Total assets	959,353	727	960,080
Current portion of operating lease liabilities	14,998	296	15,294
Total current liabilities	131,095	296	131,391
Operating lease liabilities, net of current portion	291,785	1,705	293,490
Total liabilities	756,748	2,001	758,749
Additional paid-in capital	68,392	(1,274)	67,118
Total stockholders’ equity	47,165	(1,274)	45,891
Total equity	44,520	(1,274)	43,246
Total liabilities, Series A preferred stock and stockholders' equity	959,353	727	960,080

Prior Period Reclassifications

Certain reclassifications were made to confirm the prior period segment reporting to the current year presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Certain reclassifications were also made to align our international revenues with the Company’s classification of domestic and international venues within Note 16 -Geographic Information. These reclassifications are not material.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires detailed qualitative and quantitative disclosures for certain costs and expenses on the income statement. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption is permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

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

Note 2 – Benihana Acquisition

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. and its affiliates comprised of 93 company owned restaurants and 12 franchised restaurants (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owned most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the US. The Company purchased the equity interests for $365.0 million, subject to customary adjustments. The Company believes that Benihana is complementary to its existing brands and will enable the Company to capture market share in the Vibe Dining segment.

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

The Company incurred $3.7 million for transition and related integration efforts for the three periods ended March 30, 2025. The Benihana Acquisition resulted in actual revenues of $128.8 million and net income of $2.8 million in the consolidated statements of operations for the three periods ended March 30, 2025.

The following unaudited pro forma results of operations for the three months ended March 31, 2024 give effect to the Benihana Acquisition as if it had occurred on January 1, 2024 (in thousands):

For the three months ended March 31,
2024
Total Revenues	$218,232
Net income	$2,131

Note 3 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 30,	December 31,
	2025	2024
Furniture, fixtures and equipment	$79,804	$80,362
Leasehold improvements	251,194	247,575
Less: accumulated depreciation	(97,882)	(88,638)
Subtotal	233,116	239,299
Construction in progress	44,241	31,982
Restaurant smallwares	5,014	4,839
Total	$282,371	$276,120

Depreciation related to property and equipment was $9.6 million and $5.3 for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 4 – Intangibles, net

Intangible assets consist of the following (in thousands):

	March 30,	December 31,
	2025	2024
Indefinite-lived intangible assets
Tradenames	$134,400	$134,400
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	151	152
Total finite-lived intangible assets	951	952
Less: accumulated amortization	(2,257)	(2,241)
Total intangibles, net	$133,094	$133,111

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 to 15 years. The amortization expense was $0.1 million and nominal for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 30,	December 31,
	2025	2024
VAT and sales taxes	9,744	10,120
Interest	6,325	6,681
Amounts due to landlords	5,113	5,339
New restaurant construction	4,943	6,923
Insurance	4,158	4,388
Legal, professional and other services	1,952	1,692
Income taxes and related	363	471
Other (1)	12,694	12,725
Total	$45,292	$48,339
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 30,	December 31,
	2025	2024
Term loan agreements	$348,250	$348,250
Revolving credit facility	—	—
Total long-term debt	348,250	348,250
Less: current portion of long-term debt	(6,125)	(6,125)
Less: debt issuance costs	(504)	(534)
Less: debt original issuance discount	(12,741)	(13,481)
Total long-term debt, net of current portion	$328,880	$328,110

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $8.9 million and $2.0 million for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively. Capitalized interest was $0.6 million and $0.3 million for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively.

As of March 30, 2025, the Company had $6.4 million in standby letters of credit outstanding for certain restaurants and $33.6 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

In connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows for up to $10.0 million of which to be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility and the Revolving Facility was and remains undrawn.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of March 30, 2025 and December 31, 2024 was 10.79% and 11.09%, respectively.

As of March 30, 2025, the Company had $0.5 million of debt issuance costs and $12.7 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.4 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value due to their short maturities. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of March 30, 2025.

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

Note 8 – Income Taxes

Income taxes are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company recorded a provision for income taxes of $0.3 million for the first quarter of 2025 compared to a benefit of $0.3 million for the first quarter of 2024. The Company’s effective income tax rate including discrete events was 31.4% for the three periods ended March 30, 2025 compared to 9.9% for the three months ended March 31, 2024. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Income tax provision recorded for the three periods ended March 30, 2025 and for the three months ended March 31, 2024 included the discrete period tax benefits resulting from the vesting of restricted stock units.

The Company is subject to U.S. federal, state, local and various foreign income taxes for the jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. There are no ongoing federal, state, local, or foreign tax examinations as of March 30, 2025.

Note 9 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Konavore rewards program (in thousands):

	March 30,	December 31,
	2025	2024
Deferred license revenue (1)	$193	$204
Deferred gift card and gift certificate revenue (2)	$3,958	$5,984
Advanced party deposits (2)	$725	$556
Konavore rewards program (3)	$205	$201
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Konavore rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	March 30,	March 31,
	2025	2024
Revenue recognized from deferred license revenue	$12	$12
Revenue recognized from deferred gift card revenue	$1,629	$595
Revenue recognized from advanced party deposits	$424	$361

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 30, 2025 were as follows for each year ending (in thousands):

2025, nine periods remaining	$34
2026	39
2027	36
2028	36
2029	27
Thereafter	21
Total future estimated deferred license revenue	$193

Note 10 – Leases

The components of lease expense for the three periods ended March 30, 2025 and three months ended March 31, 2024 were as follows (in thousands):

	March 30,	March 31,
	2025	2024
Lease cost
Operating lease cost	$11,197	$4,289
Finance lease cost
Amortization of ROU assets	54	55
Interest on lease liabilities	24	19
Total finance lease cost	78	74
Variable lease cost (1)	7,091	3,089
Short-term lease cost	898	316
Total lease cost	$19,264	$7,768

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	4 years	4 years
Weighted average discount rate
Operating leases	10.35%	8.79%
Finance leases	11.14%	9.16%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the condensed consolidated balance sheet were as follows (in thousands):

	March 30,	December 31,
	2025	2024
Finance lease right-of-use assets (1)	$795	$849
Current portion of finance lease liabilities (1)	195	189
Long-term portion of finance lease liabilities (1)	705	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 30,	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,769	$4,171
Operating cash flows from finance leases	$54	$55
Financing cash flows from finance leases	$90	$68

The Company has entered into twelve operating leases for future restaurants that have not commenced as of March 30, 2025. The present value of the aggregate future commitment related to these leases totals $23.1 million. The Company expects these leases, which have an initial lease term of 10 to 20 years, to commence within the next twelve months.

As of March 30, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2025, nine periods remaining	$32,481
2026	43,295
2027	43,903
2028	41,825
2029	44,325
Thereafter	383,430
Total lease payments	589,259
Less: imputed interest	(285,019)
Present value of operating lease liabilities	$304,240

As of March 30, 2025, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2025, nine periods remaining	$274
2026	278
2027	278
2028	255
Total lease payments	1,085
Less: imputed interest	(185)
Present value of finance lease liabilities	$900

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

For the three periods ended March 30, 2025 and the three months ended March 31, 2024, the net (loss) income per share was calculated as follows (in thousands, except net (loss) income per share and related share data):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$975	$(2,069)
Series A Preferred Stock paid-in-kind dividend and accretion	(7,591)	—
Net (loss) income available to common stockholders	(6,616)	(2,069)

Basic weighted average shares outstanding	31,045,156	31,306,417
Dilutive effect of stock options, warrants and restricted share units	—	—
Diluted weighted average shares outstanding	31,045,156	31,306,417

Basic net (loss) income per common share	$(0.21)	$(0.07)
Diluted net (loss) income per common share	$(0.21)	$(0.07)

For the three periods ended March 30, 2025 and the three months ended March 31, 2024, 3.3 million and 1.2 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three periods ended March 30, 2025, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $7.6 million.

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

Note 13 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue up to 9,840,000 million shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at March 30, 2025 or December 31, 2024, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of March 30, 2025 and December 31, 2024, there are 31.0 million shares of common stock outstanding.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three periods ended March 30, 2025, the Company purchased 0.1 million shares for aggregate consideration of $0.3 million. As of March 30, 2025, the Company purchased 3.1 million shares for $18.5 million under the program.  There were no stock repurchases in the first quarter of 2024.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of March 30, 2025 and December 31, 2024.

			Warrants	Exercise	Shares available for purchase as of
Issuance date	Holder of warrants	Expiration date	Issued	Price	March 30, 2025	December 31, 2024
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 14 – Stock-Based Compensation

As of March 30, 2025, the Company had 1,941,354 shares available for issuance under its 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost for the three periods ended March 30, 2025 and the three months ended March 31, 2024 was $1.6 million and $1.4 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost for the three periods ended March 30, 2025 and three months ended March 31, 2024, was $0.2 million and $0.1 million, respectively, of cost related to unrestricted stock granted to directors. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for both the three periods ended March 30, 2025 and the three months ended March 31, 2024 included $0.2 million of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”).

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the three periods ended March 30, 2025 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2024	838,284	$3.11	4.72 years	$567
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(9,356)	5.73
Outstanding at March 30, 2025	828,928	$3.08	4.43 years	$613
Exercisable at March 30, 2025	578,942	$1.93	2.44 years	$613

A summary of the status of the Company’s non-vested stock options during the three periods ended March 30, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at December 31, 2024	259,342	$3.67
Granted	—	—
Vested	—	—
Cancelled, expired or forfeited	(9,356)	3.67
Non-vested stock options at March 30, 2025	249,986	$3.67

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three periods ended March 30, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2024	973,100	$6.66
Granted	718,689	2.98
Vested	(96,273)	9.31
Cancelled, expired or forfeited	(26,016)	5.90
Non-vested RSUs at March 30, 2025	1,569,500	$4.82

As of March 30, 2025, the Company had approximately $5.7 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.0 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

A summary of the status of PSUs and changes during the three periods ended March 30, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2024	473,166	$5.63
Granted	118,367	2.49
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at March 30, 2025	591,533	$5.00

As of March 30, 2025, the Company had approximately $1.6 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.8 years.

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

Certain financial information relating to the three periods ended March 30, 2025 and the three months ended March 31, 2024 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended March 30, 2025
Owned restaurant net revenues	$54,866	$115,341	$37,086	$105	$207,398
Owned restaurant cost of sales	(13,109)	(22,096)	(7,912)	(3)	(43,120)
Owned restaurant operating expenses	(31,621)	(70,359)	(26,749)	(46)	(128,775)
Restaurant operating profit	10,136	22,886	2,425	56	35,503
Management, license, franchise and incentive fee revenue	3,193	469	—	69	3,731
General and administrative expenses					(11,459)
Stock based compensation					(1,632)
Depreciation and amortization					(9,829)
Transition and integration expenses					(3,719)
Pre-opening expenses					(1,681)
Transaction and exit costs					(69)
Lease termination expenses					(71)
Other expenses					(45)
Interest expense, net of interest income					(9,822)
Loss before benefit for income taxes					907

Reconciliation of total revenues
Owned restaurant net revenues					207,398
Management, license, franchise, and incentive fee revenue					3,731
Total revenues					$211,129

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three months ended March 31, 2024
Owned restaurant net revenues	$51,356	$—	$30,149	$3	$81,508
Owned restaurant cost of sales	(12,353)	—	(6,355)	(6)	(18,714)
Owned restaurant operating expenses	(27,896)	—	(21,733)	(9)	(49,638)
Restaurant operating profit	11,107	—	2,061	(12)	13,156
Management, license, franchise and incentive fee revenue	3,396	—	—	91	3,487
General and administrative expenses					(6,176)
Stock based compensation					(1,358)
Depreciation and amortization					(5,260)
Pre-opening expenses					(2,914)
Transaction and exit costs					(1,523)
Other expenses					(32)
Interest expense, net of interest income					(2,078)
Income before benefit for income taxes					(2,698)

Reconciliation of total revenues
Owned restaurant net revenues					81,508
Management, license, franchise, and incentive fee revenue					3,487
Total revenues					$84,995
(1)	Other includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Domestic revenues	$210,225	$84,192
International revenues	904	803
Total revenues	$211,129	$84,995

	March 30,	December 31,
	2025	2024
Domestic long-lived assets	$890,639	$889,126
International long-lived assets	1,533	1,628
Total long-lived assets	$892,172	$890,754

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain employees; (4)factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that The ONE Group may be adversely affected by other economic, business, and/or competitive factors; (8) the impact of actual and potential changes in immigration policies, including potential labor shortages; (9) the potential impact of the imposition of tariffs, including increases in food prices and inflation, and (10) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Business Summary

We are an international restaurant company that develops, owns and operates, manages, licenses and franchises upscale and polished casual, high-energy restaurants and lounges and provides turn-key food and beverage (“F&B”) services and consulting service for hospitality venues including hotels, casinos and other high-end locations. Turn-key F&B services are food and beverage services that can be scaled, customized and implemented by us for a client. Our vision is to be the undisputed global leader in VIBE dining by executing upon our mission of creating great guest memories by operating the best restaurant in every market that we operate in by delivering exceptional and unforgettable experiences to every guest, every time. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are below:

●	STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere;
●	Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and

●	RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.
●	Our F&B hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, pools, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the W Hotel, ME Hotel, Curio by Hilton and Hippodrome Casino. For those restaurants and venues that are managed, licensed or franchised, we generate management fee and franchise fee revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits. We also operate venues under the brands of Radio, Hideout and Rivershore Bar & Grill.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 166 venues, including 30 STKs, 84 Benihanas, 27 Kona Grills and 16 RA Sushis in major metropolitan cities in North America, Europe and the Middle East, and 9 F&B venues in four hotels and casinos in the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open five to seven new venues in 2025. We have opened the following restaurants to date in 2025:

●	Owned Benihana restaurant in San Mateo, California (March 2025)
●	Owned STK restaurant in Topanga, California (April 2025)

There is currently one Company-owned STK restaurant and one Company-owned Kona Grill restaurant under construction in the following cities:

●	Owned STK restaurant in Los Angeles, California (relocation of our existing STK Westwood restaurant)
●	Owned Kona Grill restaurant in Seattle, Washington

We have arranged to continue operating the restaurant at the W Hotel as “Samurai Steakhouse”.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)(2)	Benihana(3)	Grill Concepts	ONE Hospitality(4)	Total
Domestic
Owned	19	73	43	3	138
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	8	—	—	8
Total domestic	21	81	43	4	149
International
Owned	—	—	—	1	1
Managed	5	—	—	4	9
Licensed	4	—	—	—	4
Franchised	—	3	—	—	3
Total international	9	3	—	5	17
Total venues	30	84	43	9	166

(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, California, which is a licensed location.
(2)	STK Ibiza, an international licensed location, is temporarily closed.
(3)	Includes Benihana locations at sports arenas.
(4)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Bao Yum, Heliot, Hideout, Radio and Rivershore Bar & Grill.

During the first quarter of 2025, we closed two Company-owned Benihana restaurants at sports arenas in Carson, California and Kansas City, Missouri.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of STK and Benihana restaurants
●	Increase same store sales and increase our operating efficiency
●	Acquisitions

Benihana Acquisition

On May 1, 2024, we acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC for $365.0 million, subject to customary adjustments (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owned most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the United States. We also franchise Benihana locations in the U.S., Latin America (excluding Mexico) and the Caribbean.

Executive Summary

Total revenue increased $126.1 million, or 148.4% to $211.1 million for the three periods ended March 30, 2025 compared to $85.0 million for the three months ended March 31, 2024 primarily attributable to the Benihana Acquisition.

Same store sales for 2025 compared to 2024 and 2024 compared to 2023 were as follows:

	2024 vs. 2023					2025 vs. 2024
	Q1	Q2	Q3	Q4	YTD	Q1
US STK Owned Restaurants	(6.0)%	(11.9)%	(11.4)%	(5.0)%	(8.3)%	(2.3)%
US STK Managed Restaurants	(8.6)%	(7.4)%	(10.3)%	(12.2)%	(9.5)%	(12.7)%
US STK Total Restaurants	(6.8)%	(10.6)%	(11.1)%	(6.9)%	(8.7)%	(3.6)%
Benihana Owned Restaurants	—%	(1.0)%	(4.2)%	(0.2)%	(1.8)%	0.7%
Grill Concepts Owned Restaurants	(9.7)%	(13.0)%	(17.0)%	(11.7)%	(13.2)%	(13.7)%
Combined Same Store Sales	(7.9)%	(7.0)%	(8.8)%	(4.3)%	(6.8)%	(3.2)%

Operating income increased $11.3 million to $10.7 million for the three periods ended March 30, 2025 from a loss of $0.6 million for the three months ended March 31, 2024 primarily due to the increase in operating income attributable to the acquired restaurants partially offset by transition and integration costs related to the Benihana Acquisition.

Restaurant Operating Profit increased $22.3 million, or 169.9% to $35.5 million for the three periods ended March 30, 2025 compared to $13.2 million for the three months ended March 31, 2024. Restaurant Operating Profit as a percentage of owned restaurant net revenue was 17.1% in the first quarter of 2025 compared to 16.1% in the first quarter of 2024. Approximately $25.0 million of the increase in Restaurant Operating Profit was attributable to the addition of the Benihana and RA Sushi restaurants which were acquired on May 1, 2024 offset by a decrease in Restaurant Operating Profit from our existing business driven by fixed cost deleveraging resulting from a decrease in same store sales. See “Results of Operations” below for a reconciliation of Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Net income attributable to The ONE Group Hospitality, Inc. was $1.0 million for the three periods ended March 30, 2025, compared to net loss of $2.1 million for the three months ended March 31, 2024, primarily due to income generated at the acquired restaurants partially offset by transition and integration costs.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Revenues:
Owned restaurant net revenue	$207,398	$81,508
Management, license, franchise and incentive fee revenue	3,731	3,487
Total revenues	211,129	84,995
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	43,120	18,714
Owned restaurant operating expenses	128,775	49,638
Total owned operating expenses	171,895	68,352
General and administrative (including stock-based compensation of $1,632 and 1,358 for the three periods ended March 30, 2025 and the three months ended March 31, 2024, respectively)	13,091	7,534
Depreciation and amortization	9,829	5,260
Transaction and exit costs	69	1,523
Transition and integration expenses	3,719	—
Pre-opening expenses	1,681	2,914
Lease termination expenses	71	—
Other expenses	45	32
Total costs and expenses	200,400	85,615
Operating income (loss)	10,729	(620)
Other expenses, net:
Interest expense, net of interest income	9,822	2,078
Total other expenses, net	9,822	2,078
Income (loss) before provision (benefit) for income taxes	907	(2,698)
Provision (benefit) for income taxes	285	(268)
Net income (loss)	622	(2,430)
Less: net loss attributable to noncontrolling interest	(353)	(361)
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$975	$(2,069)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Revenues:
Owned restaurant net revenue	98.2%	95.9%
Management, license, franchise and incentive fee revenue	1.8%	4.1%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	20.8%	23.0%
Owned restaurant operating expenses (1)	62.1%	60.9%
Total owned operating expenses (1)	82.9%	83.9%
General and administrative (including stock-based compensation of 0.8% and 1.6% for the three periods ended March 30, 2025 and three months ended March 31, 2024, respectively)	6.2%	8.9%
Depreciation and amortization	4.7%	6.2%
Transaction and exit costs	—%	1.8%
Transition and integration expenses	1.8%	—%
Pre-opening expenses	0.8%	3.4%
Lease termination expenses	—%	—%
Other expenses	—%	—%
Total costs and expenses	94.9%	100.7%
Operating income (loss)	5.1%	(0.7)%
Other expenses, net:
Interest expense, net of interest income	4.7%	2.4%
Total other expenses, net	4.7%	2.4%
Income (loss) before provision (benefit) for income taxes	0.4%	(3.2)%
Provision (benefit) for income taxes	0.1%	(0.3)%
Net income (loss)	0.3%	(2.9)%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.4)%
Net income (loss) attributable to The ONE Group Hospitality, Inc.	0.5%	(2.4)%
(1)	These expenses are shown as a percentage of owned restaurant net revenue.

EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, non-recurring gains and losses, stock-based compensation, certain transactional and exit costs and transition and integration expenses. Not all the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of terms based on our historical activity. Adjusted EBITDA presented in this Quarterly Report on Form 10-Q is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses. We define Restaurant EBITDA as owned restaurant net revenue minus owned restaurant cost of sales, owned restaurant operating expenses before non-cash rent.

We believe that EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We believe Restaurant Operating Profit and Restaurant EBITDA are important components of financial results because: (i) they are widely used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance, and (ii) we use Restaurant Operating Profit and Restaurant EBITDA as a key metric to evaluate our restaurant financial performance compared to our competitors. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management and is a metric used in our debt compliance calculation. Additionally, Adjusted EBITDA and Restaurant Operating Profit are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Restaurant Operating Profit, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Net income (loss) attributable to The ONE Group Hospitality, Inc.	$975	$(2,069)
Net loss attributable to noncontrolling interest	(353)	(361)
Net income (loss)	622	(2,430)
Interest expense, net	9,822	2,078
Provision (benefit) for income taxes	285	(268)
Depreciation and amortization	9,829	5,260
EBITDA	20,558	4,640
Stock-based compensation	1,632	1,358
Transaction and exit costs	69	1,523
Transition and integration expenses	3,719	—
Lease termination expense (1)	71	—
Non-cash rent expense (2)	(1,137)	(248)
Other expenses	45	32
Adjusted EBITDA	24,957	7,305
Adjusted EBITDA attributable to noncontrolling interest	(240)	(262)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$25,197	$7,567
(1)	Lease termination expenses are costs associated with closed locations
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations.

The following table presents a reconciliation of Operating (loss) income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Operating income as reported	$10,729	$(620)
Management, license and incentive fee revenue	(3,731)	(3,487)
General and administrative	13,091	7,534
Depreciation and amortization	9,829	5,260
Transaction and exit costs	69	1,523
Transition and integration expenses	3,719	—
Pre-opening expenses	1,681	2,914
Lease termination expense	71	—
Other expenses	45	32
Restaurant Operating Profit	$35,503	$13,156
Restaurant Operating Profit as a percentage of owned restaurant net revenue	17.1%	16.1%
Non-Cash Rent	(1,552)	(232)
Restaurant EBITDA	$33,951	$12,924
Restaurant EBITDA as a percentage of owned restaurant net revenue	16.4%	15.9%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
STK restaurant operating profit (Company owned)	$10,136	$11,107
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	18.5%	21.6%
Benihana restaurant operating profit (Company owned)	$22,886	$—
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	19.8%	—
Core Grill Concepts restaurant operating profit	$2,767	$2,324
Core Grill Concepts restaurant operating profit as a percentage of Grill Concepts revenue	8.0%	8.6%
Non-core Grill Concepts restaurant operating profit	$(342)	$(263)
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core revenue	(12.7)%	(8.5)%

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
STK restaurant EBITDA (Company owned)	$9,695	$10,771
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	17.7%	21.0%
Benihana restaurant EBITDA (Company owned)	$23,171	$—
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	20.1%	—
Core Grill Concepts restaurant EBITDA	$1,396	$2,418
Core Grill Concepts restaurant EBITDA as a percentage of Grill Concepts revenue	4.1%	8.9%
Non-core Grill Concepts restaurant EBITDA	$(367)	$(253)
Non-core Grill Concepts restaurant EBITDA as a percentage of Non-core revenue	(13.7)%	(8.1)%

Results of Operations for the Three Periods Ended March 30, 2025 Compared to the Three Months Ended March 31, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $125.9 million, or 154.5%, to $207.4 million for the three periods ended March 30, 2025, from $81.5 million for the three months ended March 31, 2024. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $128.3 million in revenues coupled with revenues from six restaurants opened since February 2024. Comparable restaurant sales decreased 3.2% in the three periods ended March 30, 2025 compared to the three months ended March 31, 2024.

Management and license fee revenue. Management and license fee revenues increased $0.2 million, or 7.0%, to $3.7 million for the three periods ended March 31, 2025, from $3.5 million for the three months ended March 31, 2024. The increase was primarily attributable to franchise revenue from Benihana restaurant franchise agreements.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $24.4 million, or 130.4%, to $43.1 million for the three periods ended March 30, 2025, from $18.7 million for the three months ended March 31, 2024. The increase in owned restaurant cost of sales is primarily attributed to $24.8 million in cost of sales associated with revenues generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. As a percentage of owned restaurant net revenue, cost of sales decreased 220 basis points from 23.0% in the three months ended March 31, 2024 to 20.8% for the three periods ended March 30, 2025 primarily due to lower cost of sales for Benihana restaurants, better performance at our existing business, and integration synergies.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $79.2 million to $128.8 million for the three periods ended March 30, 2025, from $49.6 million for the three months ended March 31, 2024. The increase in owned restaurant operating expense is primarily attributed to $78.5 million in operating expenses associated with Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 120 basis points from 60.9% in the three months ended March 31, 2024 to 62.1% for the three periods ended March 30, 2025 primarily due to general operating cost inflation and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $5.6 million, or 73.8% to $13.1 million for the three periods ended March 30, 2025 compared to $7.5 million for the three months ended March 31, 2024. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased professional fees. As a percentage of revenues, general and administrative costs improved by 270 basis points to 6.2% for the three periods ended March 30, 2025 compared to 8.9% for the three months ended March 31, 2024.

Depreciation and amortization. Depreciation and amortization expense increased $4.5 million to $9.8 million for the three periods ended March 30, 2025, compared to $5.3 million for the three months ended March 31, 2024. The increase was primarily related to depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024 coupled with depreciation associated with the opening of six new owned venues since February 2024 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Transition and integration costs. In the three periods ended March 30, 2025, we incurred $3.7 million of transition and integration costs associated with the Benihana Acquisition, which closed on May 1, 2024. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future. We will continue to integrate Benihana by leveraging our corporate infrastructure, our supply chain, and unique Vibe Dining program, to elevate the brand experience and drive improved performance.

Pre-opening expenses. In the three periods ended March 30, 2025, we incurred $1.7 million of pre-opening expenses primarily comprised of payroll, training and other costs for Benihana San Mateo and STK Topanga which opened in March 2025 and April 2025, respectively, payroll and travel costs for the training team and pre-opening expenses for restaurants currently under development. Pre-opening expenses for the three months ended March 31, 2024 were $2.9 million. Details of pre-opening expenses by category are provided in the table below for the three periods ended March 30, 2025 and three months ended March 31, 2024 (in thousands).

Three Periods Ended March 30, 2025	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$492	$—	$492
Restaurants (1)	677	512	1,189
Total	$1,169	$512	$1,681

Three Months Ended March 31, 2024	Preopen Expenses	Preopen Rent (2)	Total
Training Team	$1,523	$—	$1,523
Restaurants (1)	944	447	1,391
Total	$2,467	$447	$2,914
(1)	Cash rent paid was $0.4 million for the three periods ended March 30, 2025. Cash rent paid was $0.1 million for the three months ended March 31, 2024.

Interest expense, net of interest income. Interest expense, net of interest income, was $9.8 million for the three periods ended March 30, 2025 compared to $2.1 million for the three months ended March 31, 2024. We borrowed $350.0 million on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the three periods ended March 30, 2025 was 10.9% compared to 12.3% for the three months ended March 31, 2024.

Provision (benefit) for income taxes. The provision for income taxes for the three periods ended March 30, 2025 was $0.3 million compared to a benefit of $0.3 million for the three months ended March 31, 2024. The effective income tax rate for the first quarter of 2025 was 31.4% compared to 9.9% for the first quarter of 2024.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business operations and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of March 30, 2025, we had cash and cash equivalents of $21.4 million and $348.3 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of March 30, 2025, the availability on our revolving credit facility was $33.6 million, subject to certain conditions.

For the three periods ended March 30, 2025, capital expenditures were $14.3 million of which $9.7 million related to the opening of four restaurants since September 30, 2024, including Benihana San Mateo which opened in March 2025 and STK Topanga which opened in April 2025 as well as restaurants that were under development as of March 30, 2025. We spent $4.6 million on maintenance capital expenditures for existing restaurants which included rooftops remodels at STK Orlando and Kona Grill Boca Park and replacement of furniture, fixtures, and equipment. Net capital expenditures, inclusive of $1.4 million in landlord contributions, was $12.9 million for the three periods ended March 30, 2025. We expect to receive between $0.8 million and $1.4 million in landlord contributions in the next three months.

Capital expenditures by type for the three periods ended March 30, 2025 and the three months ended March 31, 2024 are shown below (in thousands).

Three Periods Ended March 30, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$6,154	$2,487	$1,069	$2	$9,712
Maintenance	1,122	2,035	1,259	—	4,416
Other	—	—	—	217	217
Total	$7,276	$4,522	$2,328	$219	$14,345

Tenant Improvement Allowance	$1,072	$—	$357	$—	$1,429

Three Months Ended March 31, 2024	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$12,324	$—	$1,652	$145	$14,121
Maintenance	711	—	935	—	1,646
Other	—	—	—	28	28
Total	$13,035	$—	$2,587	$173	$15,795

Tenant Improvement Allowance	$—	$—	$375	$—	$375

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

Credit Agreement

Refer to Note 6 and Note 17 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt arrangements and commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a gross cash investment of approximately $700 to $750 per square foot, exclusive of $150 per square foot in landlord contributions. STK restaurants opened in 2023 and 2024 had a gross cost per square foot of $706 and $132 per square foot in landlord contributions with an average size of 10,618 square feet. For owned Benihana restaurants, where we build from a shell state, we have typically targeted a restaurant size of 7,000 square feet. In situations where we add functional space and build a restaurant with a mezzanine, covered patio, or rooftop, costs per square foot will increase. Typical cash pre-opening costs are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the three periods ended March 30, 2025 and the three months ended March 31, 2024 (in thousands):

	For the three periods ended March 30,	For the three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$8,540	$10,378
Investing activities	(14,345)	(15,795)
Financing activities	(346)	(192)
Effect of exchange rate changes on cash	(4)	(64)
Net increase (decrease) in cash and cash equivalents	$(6,155)	$(5,673)

Operating Activities. Net cash provided by operating activities was $8.5 million for the three periods ended March 30, 2025, compared to $10.4 million for the three months ended March 31, 2024. The increase was primarily attributable to the timing of payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the three periods ended March 30, 2025 was $14.3 million, primarily for the construction of three restaurants opened or scheduled to opened during the first half of 2025, as well as residual payments on the two restaurants that opened during the fourth quarter of 2024 and restaurants that were under development as of March 30, 2025, as well as capital expenditures for existing restaurants, compared to $15.8 million for the three months ended March 31, 2024. Purchases of property and equipment during the three periods ended March 30, 2025 included approximately $5.5 million that was accrued as of December 31, 2024 and paid during the first quarter of 2025.

Financing Activities. Net cash used in financing activities for the three periods ended March 30, 2025 was $0.3 million primarily comprised of $0.3 million in stock repurchases compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management necessarily applies its judgment in evaluating the risk and cost benefit relationship related to controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 30, 2025 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 30, 2025.

Changes in Internal Controls

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we have excluded the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Benihana and RA Sushi make up approximately 50.0% of our total revenue for the year ended December 31, 2024 and 64.9% of our total assets as of December 31, 2024. Other than discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We will include the acquired Benihana business in our assessment and report on internal controls over financial reporting for the year ending December 28, 2025.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three periods ended March 30, 2025, the Company purchased 0.1 million shares for aggregate consideration of $0.3 million. As of March 30, 2025, the Company had purchased 3.1 million shares for $18.5 million under the program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
January 1-26, 2025	—	—	—	$ 1,849,218
January 27 - February 23, 2025	—	—	—	$ 1,849,218
February 24 - March 30, 2025	110,595	$ 2.75	110,595	$ 1,542,075
	110,595	$ 2.75	110,595

Item 5. Other Information

(a) Immaterial Prior Period Restatement

As discussed in Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company identified an error in its calculation and recognition of non-cash rent expense for Benihana and RA Sushi from the date of its acquisitions through December 31, 2024, which resulted in the Company understating net loss by $1.3 million. The Company has evaluated the impact of the error and determined that it was not material to the 2024 interim or annual financial statements. However, the cumulative effect of the error in the first quarter of 2025 would have had a material effect on the results of operations for the period. Therefore, the Company has made these immaterial corrections in the comparative prior period within the Condensed Consolidated Financial Statements and related footnotes. The Company plans to correct the comparable period in the Form 10-K filing for the year ended December 28, 2025 and the Form 10-Q filings for the periods ending June 29, 2025 and September 29, 2025.

The following table reflects the correction on the affected line items in the Company’s previously reported Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024.

Condensed Consolidated Statement of Operations
	For the three months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Owned restaurant operating expenses	$103,192	$580	$103,772
Total owned operating expenses	139,069	580	139,649
General and administrative	10,622	12	10,634
Pre-opening expenses	2,504	12	2,516
Total costs and expenses	170,840	604	171,444
Operating income	1,654	(604)	1,050
Loss before benefit for income taxes	(10,360)	(604)	(10,964)
Benefit for income taxes	(3,268)	(191)	(3,459)
Net loss	(7,092)	(413)	(7,505)
Net loss attributable to The ONE Group Hospitality, Inc.	(6,929)	(413)	(7,342)
Net loss available to common stockholders	(11,467)	(413)	(11,880)
Basic net loss per common share	(0.36)	(0.01)	(0.38)
Diluted net loss per common share	(0.36)	(0.01)	(0.38)

	For the six months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Owned restaurant operating expenses	$152,830	$580	$153,410
Total owned operating expenses	207,421	580	208,001
General and administrative	18,156	12	18,168
Pre-opening expenses	5,418	12	5,430
Total costs and expenses	256,455	604	257,059
Operating income	1,034	(604)	430
Loss before benefit for income taxes	(13,058)	(604)	(13,662)
Benefit for income taxes	(3,536)	(191)	(3,727)
Net loss	(9,522)	(413)	(9,935)
Net loss attributable to The ONE Group Hospitality, Inc.	(8,998)	(413)	(9,411)
Net loss available to common stockholders	(13,536)	(413)	(13,949)
Basic net loss per common share	(0.43)	(0.01)	(0.44)
Diluted net loss per common share	(0.43)	(0.01)	(0.44)

Condensed Consolidated Statement of Comprehensive Income (Loss)
	For the three months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(7,092)	$(413)	$(7,505)
Comprehensive loss	(7,081)	(413)	(7,494)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(6,918)	(413)	(7,331)
Comprehensive loss attributable to common stockholders	(11,456)	(413)	(11,869)

	For the six months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(9,522)	$(413)	$(9,935)
Comprehensive loss	(9,579)	(413)	(9,992)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(9,055)	(413)	(9,468)
Comprehensive loss attributable to common stockholders	(13,593)	(413)	(14,006)

Condensed Consolidated Statement of Stockholders' Equity and Series A Preferred Stock
	For the three months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Retained earnings	$15,348	$(413)	$14,935
Stockholders' equity	68,081	(413)	67,668
Total equity	65,741	(413)	65,328

Condensed Consolidated Statement of Cash Flows
	For the six months ended June 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(9,522)	$(413)	$(9,935)
Deferred taxes	(3,671)	(191)	(3,862)
Operating lease liabilities and right-of-use assets	466	604	1,070

The following table reflects the correction on the affected line items in the Company’s previously reported Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024.

Condensed Consolidated Statement of Operations
	For the three months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Owned restaurant operating expenses	$125,634	$589	$126,223
Total owned operating expenses	165,514	589	166,103
General and administrative	12,785	29	12,814
Pre-opening expenses	2,110	8	2,118
Total costs and expenses	196,995	626	197,621
Operating income	(3,020)	(626)	(3,646)
Loss before benefit for income taxes	(13,699)	(626)	(14,325)
Benefit for income taxes	(4,644)	(212)	(4,856)
Net loss	(9,055)	(414)	(9,469)
Net loss attributable to The ONE Group Hospitality, Inc.	(8,890)	(414)	(9,304)
Net loss available to common stockholders	(16,015)	(414)	(16,429)
Basic net loss per common share	(0.52)	(0.01)	(0.53)
Diluted net loss per common share	(0.52)	(0.01)	(0.53)

	For the nine months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Owned restaurant operating expenses	$278,464	$1,169	$279,633
Total owned operating expenses	372,935	1,169	374,104
General and administrative	30,941	41	30,982
Pre-opening expenses	7,528	20	7,548
Total costs and expenses	453,450	1,230	454,680
Operating income	(1,986)	(1,230)	(3,216)
Loss before benefit for income taxes	(26,757)	(1,230)	(27,987)
Benefit for income taxes	(8,180)	(403)	(8,583)
Net loss	(18,577)	(827)	(19,404)
Net loss attributable to The ONE Group Hospitality, Inc.	(17,888)	(827)	(18,715)
Net loss available to common stockholders	(29,551)	(827)	(30,378)
Basic net loss per common share	(0.95)	(0.03)	(0.97)
Diluted net loss per common share	(0.95)	(0.03)	(0.97)

Condensed Consolidated Statement of Comprehensive Income (Loss)
	For the three months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(9,055)	$(414)	$(9,469)
Comprehensive loss	(8,981)	(414)	(9,395)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(8,816)	(414)	(9,230)
Comprehensive loss attributable to common stockholders	(15,941)	(414)	(16,355)

	For the nine months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(18,577)	$(827)	$(19,404)
Comprehensive loss	(18,560)	(827)	(19,387)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(17,871)	(827)	(18,698)
Comprehensive loss attributable to common stockholders	(29,534)	(827)	(30,361)

Condensed Consolidated Statement of Stockholders' Equity and Series A Preferred Stock
	For the three months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Additional paid-in capital	$72,554	$(827)	$71,727
Stockholders' equity	51,442	(827)	50,615
Total equity	48,937	(827)	48,110

Condensed Consolidated Statement of Cash Flows
	For the nine months ended September 30, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(18,577)	$(827)	$(19,404)
Deferred taxes	(8,376)	(403)	(8,779)
Operating lease liabilities and right-of-use assets	5,172	1,230	6,402

The following table reflects the correction on the affected line items in the Company’s previously reported Condensed Consolidated Financial Statements for the year ended December 31, 2024.

Consolidated Balance Sheets
	As of December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Operating lease right-of-use assets	$260,204	$127	$260,331
Deferred income taxes, net	53,682	600	54,282
Total assets	959,353	727	960,080
Current portion of operating lease liabilities	14,998	296	15,294
Total current liabilities	131,095	296	131,391
Operating lease liabilities, net of current portion	291,785	1,705	293,490
Total liabilities	756,748	2,001	758,749
Additional paid-in capital	68,392	(1,274)	67,118
Total stockholders’ equity	47,165	(1,274)	45,891
Total equity	44,520	(1,274)	43,246
Total liabilities, Series A preferred stock and stockholders' equity	959,353	727	960,080

Consolidated Statement of Operations
	For the twelve months ended December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Owned restaurant operating expenses	$411,798	$1,789	$413,587
Total owned operating expenses	550,592	1,789	552,381
General and administrative	44,170	64	44,234
Pre-opening expenses	9,488	21	9,509
Total costs and expenses	662,573	1,874	664,447
Operating income	10,771	(1,874)	8,897
Loss before benefit for income taxes	(24,487)	(1,874)	(26,361)
Benefit for income taxes	(7,834)	(600)	(8,434)
Net loss	(16,653)	(1,274)	(17,927)
Net loss attributable to The ONE Group Hospitality, Inc.	(15,824)	(1,274)	(17,098)
Net loss available to common stockholders	(34,966)	(1,274)	(36,240)
Basic net loss per common share	(1.12)	(0.04)	(1.16)
Diluted net loss per common share	(1.12)	(0.04)	(1.16)

Consolidated Statement of Comprehensive Income (Loss)
	For the twelve months ended December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(16,653)	$(1,274)	$(17,927)
Comprehensive loss	(16,751)	(1,274)	(18,025)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(15,922)	(1,274)	(17,196)
Comprehensive loss attributable to common stockholders	(35,064)	(1,274)	(36,338)

Consolidated Statement of Stockholders' Equity and Series A Preferred Stock
	For the twelve months ended December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Additional paid-in capital	$68,392	$(1,274)	$67,118
Stockholders' equity	47,165	(1,274)	45,891
Total equity	44,520	(1,274)	43,246

Consolidated Statement of Cash Flows
	For the twelve months ended December 31, 2024
	Previously		As
	Reported	Adjustment	Corrected
Net loss	$(16,653)	$(1,274)	$(17,927)
Deferred taxes	(8,580)	(600)	(9,180)
Operating lease liabilities and right-of-use assets	7,441	1,874	9,315

(c) Adoption or Termination of 10b5-1 Trading Plans

During the first quarter ended March 30, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Certificate of Designations of Series A Preferred Stock (Incorporated by reference to Form 8-K filed on May 1, 2024).
3.3	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2025

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer