Form 10-Q
period 2025-06-29
ONE Group Hospitality, Inc.
filed 2025-08-05
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025

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

Number of shares of common stock outstanding as of July 31, 2025: 30,956,346

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	June 29,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,662	$27,576
Credit card receivable	10,422	10,477
Restricted cash and cash equivalents	499	499
Accounts receivable	9,631	12,294
Inventory	9,304	11,318
Other current assets	7,817	6,786
Due from related parties	376	376
Total current assets	42,711	69,326

Property and equipment, net	286,895	276,120
Operating lease right-of-use assets	252,994	260,331
Goodwill	155,783	155,783
Intangibles, net	133,099	133,111
Deferred tax assets, net	53,337	54,282
Other assets	8,638	9,030
Security deposits	2,223	2,097
Total assets	$935,680	$960,080

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,468	$30,883
Accrued payroll expenses	16,879	23,897
Accrued expenses	44,193	48,339
Current portion of operating lease liabilities	14,072	15,294
Deferred gift card revenue and other	4,037	6,540
Current portion of long-term debt	7,438	6,125
Other current liabilities	981	313
Total current liabilities	121,068	131,391

Long-term debt, net of current portion, unamortized discount and debt issuance costs	327,489	328,110
Operating lease liabilities, net of current portion	288,511	293,490
Other long-term liabilities	4,980	5,758
Total liabilities	742,048	758,749

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at June 29, 2025 and December 31, 2024	173,813	158,085

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,284,722 issued and 30,951,590 outstanding at June 29, 2025 and 33,994,140 issued and 31,037,843 outstanding at December 31, 2024	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at June 29, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 3,333,132 shares at June 29, 2025 and 3,019,654 shares at December 31, 2024	(19,107)	(18,202)
Additional paid-in capital	55,171	67,118
Accumulated deficit	(10,104)	—
Accumulated other comprehensive loss	(2,918)	(3,028)
Total stockholders’ equity	23,045	45,891
Noncontrolling interests	(3,226)	(2,645)
Total equity	19,819	43,246
Total liabilities, Series A preferred stock and equity	$935,680	$960,080

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	$203,907	$169,021	$411,305	$250,529
Management, license, franchise and incentive fee revenue	3,472	3,473	7,203	6,960
Total revenues	207,379	172,494	418,508	257,489
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	43,190	35,877	86,310	54,591
Owned restaurant operating expenses	129,493	103,772	258,268	153,410
Total owned operating expenses	172,683	139,649	344,578	208,001
General and administrative (including stock-based compensation of $1,470 and $3,102 for the three and six periods ended June 29, 2025, respectively, and $1,495 and $2,853 for the three and six months ended June 30, 2024, respectively)	11,662	10,634	24,753	18,168
Depreciation and amortization	10,870	8,025	20,699	13,285
Transaction and exit costs	61	6,519	130	7,878
Transition and integration expenses	3,949	3,794	7,668	3,794
Pre-opening expenses	1,579	2,516	3,260	5,430
Lease termination and exit expenses	5,635	307	5,706	471
Other expenses	278	—	323	32
Total costs and expenses	206,717	171,444	407,117	257,059
Operating income	662	1,050	11,391	430
Other expenses, net:
Interest expense, net of interest income	10,295	7,865	20,117	9,943
Loss on early debt extinguishment	—	4,149	—	4,149
Total other expenses, net	10,295	12,014	20,117	14,092
Loss before provision (benefit) for income taxes	(9,633)	(10,964)	(8,726)	(13,662)
Provision (benefit) for income taxes	699	(3,459)	984	(3,727)
Net loss	(10,332)	(7,505)	(9,710)	(9,935)
Less: net loss attributable to noncontrolling interest	(228)	(163)	(581)	(524)
Net loss attributable to The ONE Group Hospitality, Inc.	$(10,104)	$(7,342)	$(9,129)	$(9,411)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,137)	(4,538)	(15,728)	(4,538)
Net loss available to common stockholders	$(18,241)	$(11,880)	$(24,857)	$(13,949)

Net loss per common share:
Basic	$(0.59)	$(0.38)	$(0.80)	$(0.44)
Diluted	$(0.59)	$(0.38)	$(0.80)	$(0.44)

Weighted average common shares outstanding:
Basic	30,935,737	31,424,938	30,989,839	31,376,951
Diluted	30,935,737	31,424,938	30,989,839	31,376,951

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Net loss	$(10,332)	$(7,505)	$(9,710)	$(9,935)
Currency translation gain (loss), net of tax	123	11	110	(57)
Comprehensive loss	(10,209)	(7,494)	(9,600)	(9,992)
Less: comprehensive loss attributable to noncontrolling interest	(228)	(163)	(581)	(524)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(9,981)	(7,331)	(9,019)	(9,468)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,137)	(4,538)	(15,728)	(4,538)
Comprehensive loss attributable to common stockholders	$(18,118)	$(11,869)	$(24,747)	$(14,006)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

							(Accumulated	Accumulated
						Additional	Deficit)	other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)	—	(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460
Stock-based compensation	—	—	45,367	—	—	1,470	—	—	1,470	—	1,470
Issuance of vested restricted shares, net of tax withholding	—	—	65,848	—	—	(167)	—	—	(167)	—	(167)
Purchase of treasury stock	—	—	(202,883)	—	(598)	—	—	—	(598)	—	(598)
Series A Preferred Stock paid-in kind dividend and accretion	—	8,137	—	—	—	(8,137)	—	—	(8,137)	—	(8,137)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	123	123	—	123
Net loss	—	—	—	—	—	—	(10,104)	—	(10,104)	(228)	(10,332)
Balance at June 29, 2025	160,000	$173,813	30,951,590	$3	$(19,107)	$55,171	$(10,104)	$(2,918)	$23,045	$(3,226)	$19,819

Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	—	—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	—	—	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	—	$—	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096
Stock-based compensation	—	—	22,905	—	—	1,495	—	—	1,495	—	1,495
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	108,124	—	—	(356)	—	—	(356)	—	(356)
Issuance of warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Purchase of treasury stock	—	—	(192,325)	—	(888)	—	—	—	(888)	—	(888)
Series A Preferred Stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in kind dividend and accretion	—	4,538	—	—	—	—	(4,538)	—	(4,538)	—	(4,538)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	11	11	—	11
Net loss	—	—	—	—	—	—	(7,342)	—	(7,342)	(163)	(7,505)
Balance at June 30, 2024	160,000	$143,481	31,297,200	$3	$(15,939)	$71,656	$14,935	$(2,987)	$67,668	$(2,340)	$65,328

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(9,710)	$(9,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,699	13,285
Non-cash lease termination and exit costs	3,500	321
Stock-based compensation	3,102	2,853
Amortization of debt issuance costs and debt original issuance discounts	1,770	806
Deferred taxes	945	(3,862)
Non-cash loss on early debt extinguishment	—	1,674
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,718	2,623
Inventory	2,014	1,425
Other current assets	(1,105)	2,300
Security deposits	(126)	(35)
Other assets	(300)	(2,397)
Accounts payable	(1,486)	891
Accrued expenses	(9,348)	(4,007)
Operating lease liabilities and right-of-use assets	1,136	1,070
Other liabilities	(2,476)	(458)
Net cash provided by operating activities	11,333	6,554

Investing activities:
Purchase of property and equipment	(32,148)	(34,941)
Acquisition related payments, net of cash acquired	—	(368,605)
Net cash used in investing activities	(32,148)	(403,546)

Financing activities:
Borrowings of long-term debt	—	333,829
Repayments of long-term debt and financing lease liabilities	(1,011)	(73,612)
Issuance of Series A preferred stock net of discount	—	138,943
Issuance of warrants to Series A preferred stockholders	—	10,771
Exercise of stock options	—	242
Tax-withholding obligation on stock-based compensation	(296)	(480)
Purchase of treasury stock	(905)	(888)
Net cash used in financing activities	(2,212)	408,805
Effect of exchange rate changes on cash	113	(61)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(22,914)	11,752
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	28,075	21,047
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$5,161	$32,799
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$18,426	$4,572
Income taxes paid	$873	$413
Accrued purchases of property and equipment	$13,449	$10,768
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$4,662	$32,247
Restricted cash and cash equivalents	499	552
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$5,161	$32,799

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages and licenses upscale and polished casual, high-energy restaurants. As of June 29, 2025, the Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere, Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of June 29, 2025, the Company owned, operated, managed, franchised, or licensed 159 venues, including 30 STKs, 85 Benihanas, 23 Kona Grills and 15 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 6 food and beverage (“F&B“) venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s second quarter of 2025 was the 91-day period of March 31, 2025 through June 29, 2025 compared to the second quarter of 2024 which was the 91-day period of April 1, 2024 through June 30, 2024. The six periods ended June 29, 2025 and the six months ended June 30, 2024 consisted of the first 180 and 182 days of the 2025 and 2024 fiscal years, respectively. The Company’s fiscal year ending December 28, 2025 will contain 362 days due to the transition. The fiscal year ending December 31, 2024 contained 365 days.

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

Immaterial Prior Period Restatement

As disclosed in the Form 10-Q for the three periods ended March 30, 2025, subsequent to the issuance of the Company’s Consolidated Financial statements filed on Form 10-K for the period ended December 31, 2024, the Company identified an error in its calculation and recognition of non-cash rent expense for Benihana and RA Sushi from the date of its acquisitions through December 31, 2024, which resulted in the Company understating net loss by $1.3 million. The Company has evaluated the impact of the error and determined that it was not material to the 2024 interim or annual financial statements. However, the cumulative effect of the error in the first quarter of 2025 would have had a material effect on the results of operations for the period. Therefore, the Company has made these immaterial corrections in the comparative prior period within the Condensed Consolidated Financial Statements and related footnotes. The Company has corrected previously reported financial information for related immaterial errors in this Form 10-Q, as applicable.

The following table reflects the correction on the affected line items in the Company’s previously reported Condensed Consolidated Balance Sheet for the year ended December 31, 2024.

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

Prior Period Reclassifications

The Company reclassified $0.5 million from transaction and exit costs on the Condensed Consolidated Statements of Operations to lease termination and exit costs to conform to current year presentation.

Certain reclassifications were made to conform the prior period segment reporting to the current year presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Certain reclassifications were also made to align our international revenues with the Company’s classification of domestic and international venues within Note 16 – Geographic Information. These reclassifications are not material.

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

Note 2 – Benihana Acquisition

On May 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Safflower Holdings Corp. and its affiliates comprised of 93 company owned restaurants and 12 franchised restaurants (the “Benihana Acquisition”). Safflower Holdings Corp. beneficially owned most of the Benihana restaurants, as well as all of the RA Sushi restaurants, in the U.S. The Company purchased the equity interests for a contractual price of $365.0 million, subject to customary adjustments. The Company believes that Benihana is complementary to its existing brands and will enable the Company to capture market share in the Vibe Dining segment.

The assets and liabilities of Benihana were recorded at their respective fair values as of the date of acquisition. The fair values are set forth below (amounts in thousands).

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

The Company incurred $3.9 million and $7.7 million for transition and related integration efforts in the three and six periods ended June 29, 2025, respectively. The Benihana Acquisition resulted in actual revenues of $257.5 million and net income of $9.9 million in the consolidated statements of operations for the six periods ended June 29, 2025.

The following unaudited pro forma results of operations for the three and six months ended June 30, 2024 give effect to the Benihana Acquisition as if it had occurred on January 1, 2024 (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2024	2024
Total Revenues	$212,794	$431,026
Net income	$7,625	$9,756

Note 3 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 29,	December 31,
	2025	2024
Furniture, fixtures and equipment	$83,775	$80,362
Leasehold improvements	266,476	247,575
Less: accumulated depreciation	(101,290)	(88,638)
Subtotal	248,961	239,299
Construction in progress	32,481	31,982
Restaurant smallwares	5,453	4,839
Total	$286,895	$276,120

Depreciation related to property and equipment was $10.5 million and $7.7 million for the three periods ended June 29, 2025 and the three months ended June 30, 2024, respectively, and $20.1 million and $13.0 million for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively, presented within depreciation and amortization expense in the condensed consolidated statement of operations. The Company also recorded $3.4 million in accelerated depreciation relating to property and equipment for the restaurants closed during the quarter presented in lease termination and exit expenses within the condensed consolidated statement of operations for the three and six periods ended June 29, 2025. The Company depreciates construction in progress upon such assets being placed into service.

Note 4 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	June 29,	December 31,
	2025	2024
Indefinite-lived intangible assets
Tradenames	$134,400	$134,400
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	172	152
Total finite-lived intangible assets	972	952
Less: accumulated amortization	(2,273)	(2,241)
Total intangibles, net	$133,099	$133,111

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 10 to 15 years. The amortization expense was less than $0.1 million and nominal of the three and six periods ended June 29, 2025, respectively, and the three and six months ended June 30, 2024, respectively. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 29,	December 31,
	2025	2024
VAT and sales taxes	9,705	10,120
Interest	6,513	6,681
Amounts due to landlords	5,004	5,339
New restaurant construction	4,820	6,923
Insurance	2,862	4,388
Legal, professional and other services	2,297	1,692
Income taxes and related	63	471
Lease termination	434	—
Other (1)	12,495	12,725
Total	$44,193	$48,339
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 29,	December 31,
	2025	2024
Term loan agreements	$347,375	$348,250
Revolving credit facility	—	—
Total long-term debt	347,375	348,250
Less: current portion of long-term debt	(7,438)	(6,125)
Less: debt issuance costs	(474)	(534)
Less: debt original issuance discount	(11,974)	(13,481)
Total long-term debt, net of current portion	$327,489	$328,110

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $9.4 million and $7.3 million for the three periods ended June 29, 2025 and the three months ended June 30, 2024, respectively, and $18.3 million and $9.3 million for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively. Capitalized interest was $0.3 million and $0.9 million for the three and six periods ended June 29, 2025, respectively. Capitalized interest was $0.6 million and $0.9 million for the three and six months ended June 30, 2024, respectively.

As of June 29, 2025, the Company had $6.4 million in standby letters of credit outstanding for certain restaurants and $33.6 million available in its revolving credit facility, subject to certain conditions.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of June 29, 2025 was 10.79%.

As of June 29, 2025, the Company had $0.5 million of debt issuance costs and $12.0 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.3 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Debt Extinguishment

On October 4, 2019, the Company entered into a credit agreement with Goldman Sachs, which was replaced with the Credit Agreement described above on May 1, 2024. The Goldman Sachs credit agreement provided for a secured revolving credit facility of $12.0 million, a $25.0 million term loan and a $50.0 million delayed draw term loan. On May 1, 2024, the outstanding loan balance was repaid and the unamortized debt issuance costs of $1.7 million and fees incurred of $2.4 million were recognized as a loss on early debt extinguishment on the condensed consolidated statements of operations.

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. There were no long-lived assets measured at fair value as of June 29, 2025.

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

Note 8 – Income Taxes

For the six periods ended June 29, 2025, the Company has computed its interim tax provision using the estimated annual effective tax rate method. For the six months ended June 30, 2024, the Company elected to compute its interim tax provision using the actual year-to-date effective tax rate method as small changes in projected income could have produced large variations in the Company’s estimated annual effective tax rate. The Company recorded a tax expense of $1.0 million for the six periods ended June 29, 2025 compared to an income tax benefit of $3.7 million for the six months ended June 30, 2024.

The Company’s effective income tax rate was (11.3)% for the six periods ended June 29, 2025 compared to 27.1% for the six months ended June 30, 2024. The Company’s effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation. Transaction costs associated with the Benihana Acquisition also caused a difference from the Company’s effective tax rate and the statutory U.S. tax rate for the six months ended June 30, 2024. The income tax amounts recorded for the six periods ended June 29, 2025 and the six months ended June 30, 2024 included the discrete period tax benefits resulting from the vesting of restricted stock units.

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

Note 9 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	June 29,	December 31,
	2025	2024
Deferred license revenue (1)	$133	$204
Deferred gift card and gift certificate revenue (2)	$3,856	$5,984
Advanced party deposits (2)	$181	$556
Friends with Benefits rewards program (3)	$236	$201
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	June 29,	June 30,
	2025	2024
Revenue recognized from deferred license revenue	$88	$23
Revenue recognized from deferred gift card revenue	$2,188	$895
Revenue recognized from advanced party deposits	$509	$361

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 29, 2025 were as follows for each year ending (in thousands):

2025, six periods remaining	$16
2026	25
2027	22
2028	22
2029	16
Thereafter	32
Total future estimated deferred license revenue	$133

Note 10 – Leases

The components of lease expense for the six periods ended June 29, 2025 and the six months ended June 30, 2024 are as follows (in thousands):

	June 29,	June 30,
	2025	2024
Lease cost
Operating lease cost	$23,405	$13,739
Finance lease cost
Amortization of ROU assets	108	108
Interest on lease liabilities	47	36
Total finance lease cost	155	144
Variable lease cost (1)	10,024	7,561
Short-term lease cost	1,927	922
Total lease cost	$35,511	$22,366

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	3 years	3 years
Weighted average discount rate
Operating leases	10.36%	10.30%
Finance leases	11.14%	9.17%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 29,	December 31,
	2025	2024
Finance lease right-of-use assets (1)	$639	$849
Current portion of finance lease liabilities (1)	173	189
Long-term portion of finance lease liabilities (1)	563	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

	June 29,	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,003	$12,738
Operating cash flows from finance leases	$108	$108
Financing cash flows from finance leases	$136	$112
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$864	$3,081
Finance leases	$—	$—

The Company has entered into ten operating leases for future restaurants that have not commenced as of June 29, 2025. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $22.2 million. The Company expects these leases, which have initial lease terms of 10 to 15 years, to commence within the next twelve months.

As of June 29, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2025, six periods remaining	$16,955
2026	42,123
2027	44,692
2028	44,831
2029	45,128
Thereafter	392,224
Total lease payments	585,953
Less: imputed interest	(283,370)
Present value of operating lease liabilities	$302,583

As of June 29, 2025, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2025, six periods remaining	$176
2026	240
2027	240
2028	220
Total lease payments	876
Less: imputed interest	(140)
Present value of finance lease liabilities	$736

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

For the three and six periods ended June 29, 2025 and the three and six months ended June 30, 2024, net loss per share was calculated as follows (in thousands, except net loss per share and related share data):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(10,104)	$(7,342)	$(9,129)	$(9,411)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,137)	(4,538)	(15,728)	(4,538)
Net loss available to common stockholders	(18,241)	(11,880)	(24,857)	(13,949)

Basic weighted average shares outstanding	30,935,737	31,424,938	30,989,839	31,376,951
Dilutive effect of stock options, warrants and restricted share units	—	—	—	—
Diluted weighted average shares outstanding	30,935,737	31,424,938	30,989,839	31,376,951

Basic net loss per common share	$(0.59)	$(0.38)	$(0.80)	$(0.44)
Diluted net loss per common share	$(0.59)	$(0.38)	$(0.80)	$(0.44)

For the three periods ended June 29, 2025 and the three months ended June 30, 2024, 3.6 million and 2.6 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively, 3.5 million and 1.9 million of stock options, warrants and restricted share units were anti-dilutive.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and six periods ended June 29, 2025, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $8.1 million and $15.7 million, respectively.

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

Note 13 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at June 29, 2025 or December 31, 2024, other than the Series A Preferred Stock discussed above.

Common Stock

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and six periods ended June 29, 2025, the Company paid an aggregate consideration of $0.6 million and $0.9 million, respectively, for the repurchases of 0.2 million and 0.3 million shares, respectively. During the three and six months ended June 30, 2024, the Company repurchased 0.2 million shares for $0.9 million. As of June 29, 2025, the Company had repurchased 3,320,498 shares for $19.1 million under the repurchase program.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of June 29, 2025 and December 31, 2024.

			Warrants	Exercise	Shares available for purchase
Issuance date	Holder of warrants	Expiration date	Issued	Price	June 29, 2025	December 31, 2024
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 14 – Stock-Based Compensation and Warrants

Stock-Based Compensation

As of June 29, 2025, the Company had 1,921,834 shares available for issuance under the Company’s 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost was $1.5 million and $1.5 million for the three periods ended June 29, 2025 and the three months ended June 30, 2024, respectively, and $3.1 million and $2.9 million for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost was $0.2 million and $0.4 million of stock granted to directors for the three and six periods ended June 29, 2025, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and six periods ended June 29, 2025 included $0.2 million and $0.5 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”) compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the six periods ended June 29, 2025 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2024	838,284	$3.11	4.72 years	$567
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(9,356)	5.73
Outstanding at June 29, 2025	828,928	$3.08	4.18 years	$1,279
Exercisable at June 29, 2025	828,928	$3.08	4.18 years	$1,279

A summary of the status of the Company’s non-vested stock options during the six periods ended June 29, 2025 is presented below:

		Weighted
		average exercise
	Shares	price
Non-vested stock options at December 31, 2024	259,342	$5.73
Granted	—	—
Vested	(249,986)	5.73
Cancelled, expired or forfeited	(9,356)	5.73
Outstanding at June 29, 2025	—	$—

The fair value of options that vested in the six periods ended June 29, 2025 was $0.9 million. As of June 29, 2025, there is no unrecognized compensation cost related to non-vested awards.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six periods ended June 29, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2024	973,100	$6.66
Granted	718,689	2.98
Vested	(214,644)	7.75
Cancelled, expired or forfeited	(51,863)	4.62
Non-vested RSUs at June 29, 2025	1,425,282	$4.71

As of June 29, 2025, the Company had approximately $4.6 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.9 years.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Plan. PSUs in the table below includes both time based and market condition-based awards and are valued using the Monte Carlo Simulation.

A summary of the status of PSUs and changes during the six periods ended June 29, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2024	473,166	$5.63
Granted	118,367	2.49
Vested	—	—
Cancelled, expired or forfeited	—	—
Non-vested PSUs at June 29, 2025	591,533	$5.00

As of June 29, 2025, the Company had $1.4 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.6 years.

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

Certain financial information relating to the three and six periods ended June 29, 2025 and the three and six months ended June 30, 2024 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended June 29, 2025
Owned restaurant net revenue	$51,319	$115,400	$37,020	$168	$203,907
Owned restaurant cost of sales	(12,337)	(22,832)	(8,019)	(2)	(43,190)
Owned restaurant operating expenses	(30,726)	(71,796)	(26,807)	(164)	(129,493)
Restaurant operating profit	8,256	20,772	2,194	2	31,224
Management, license, franchise and incentive fee revenue	2,844	553	—	75	3,472
General and administrative expenses					(10,192)
Stock based compensation					(1,470)
Depreciation and amortization					(10,870)
Transition and integration expenses					(3,949)
Pre-opening expenses					(1,579)
Transaction and exit costs					(61)
Lease termination and exit expenses					(5,635)
Other expenses					(278)
Interest expense, net of interest income					(10,295)
Loss before benefit for income taxes					(9,633)

Reconciliation of total revenues
Owned restaurant net revenues					203,907
Management, license, franchise, and incentive fee revenue					3,472
Total revenues					$207,379

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three months ended June 30, 2024
Owned restaurant net revenue	$49,690	$77,885	$41,303	$143	$169,021
Owned restaurant cost of sales	(11,867)	(15,254)	(8,755)	(1)	(35,877)
Owned restaurant operating expenses	(28,708)	(46,466)	(28,569)	(29)	(103,772)
Restaurant operating profit	9,115	16,165	3,979	113	29,372
Management, license, franchise and incentive fee revenue	2,960	421	—	92	3,473
General and administrative expenses					(9,139)
Stock based compensation					(1,495)
Depreciation and amortization					(8,025)
Pre-opening expenses					(2,516)
Transition and integration expenses					(3,794)
Transaction and exit costs					(6,519)
Lease termination and exit expenses					(307)
Interest expense, net of interest income					(7,865)
Loss on early debt extinguishment					(4,149)
Loss before benefit for income taxes					(10,964)

Reconciliation of total revenues
Owned restaurant net revenue					169,021
Management, license, franchise and incentive fee revenue					3,473
Total revenues					$172,494

	STK	Benihana	Grill Concepts	Other(1)	Total
For the six periods ended June 29, 2025
Owned restaurant net revenue	$106,185	$230,741	$74,106	$273	$411,305
Owned restaurant cost of sales	(25,446)	(44,928)	(15,931)	(5)	(86,310)
Owned restaurant operating expenses	(62,347)	(142,155)	(53,556)	(210)	(258,268)
Restaurant operating profit	18,392	43,658	4,619	58	66,727
Management, license, franchise and incentive fee revenue	6,037	1,022	—	144	7,203
General and administrative expenses					(21,651)
Stock based compensation					(3,102)
Depreciation and amortization					(20,699)
Transition and integration expenses					(7,668)
Pre-opening expenses					(3,260)
Transaction and exit costs					(130)
Lease termination and exit expenses					(5,706)
Other expenses					(323)
Interest expense, net of interest income					(20,117)
Loss before benefit for income taxes					(8,726)

Reconciliation of total revenues
Owned restaurant net revenues					411,305
Management, license, franchise, and incentive fee revenue					7,203
Total revenues					$418,508

	STK	Benihana	Grill Concepts	Other(1)	Total
For the six months ended June 30, 2024
Owned restaurant net revenue	$101,046	$77,885	$71,452	$146	$250,529
Owned restaurant cost of sales	(24,220)	(15,254)	(15,110)	(7)	(54,591)
Owned restaurant operating expenses	(56,604)	(46,466)	(50,302)	(38)	(153,410)
Restaurant operating profit	20,222	16,165	6,040	101	42,528
Management, license, franchise and incentive fee revenue	6,356	421	—	183	6,960
General and administrative expenses					(15,315)
Stock based compensation					(2,853)
Depreciation and amortization					(13,285)
Pre-opening expenses					(5,430)
Transition and integration expenses					(3,794)
Transaction and exit costs					(7,878)
Lease termination and exit expenses					(471)
Other expenses					(32)
Interest expense, net of interest income					(9,943)
Loss on early debt extinguishment					(4,149)
Loss before benefit for income taxes					(13,662)

Reconciliation of total revenues
Owned restaurant net revenue					250,529
Management, license, franchise and incentive fee revenue					6,960
Total revenues					$257,489

(1) Other includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concept, and revenue generated from gift card programs.

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Domestic revenues	$206,803	$171,622	$417,028	$255,813
International revenues	576	872	1,480	1,676
Total revenues	$207,379	$172,494	$418,508	$257,489

	June 29,	December 31,
	2025	2024
Domestic long-lived assets	$891,492	$889,126
International long-lived assets	1,477	1,628
Total long-lived assets	$892,969	$890,754

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

Note 18 – Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted, which includes a broad range of tax reform provisions, including changes to bonus depreciation and interest expense, among others. Any impact as a result of a change in tax law is recorded in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers and obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; (8) the impact of actual and potential changes in immigration policies, including potential labor shortages; (9) the potential impact of the imposition of tariffs, including increases in food prices and inflation, and (10) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

Business Summary

We are an international restaurant company that develops, owns and operates, manages and licenses, and franchises upscale and polished casual, high-energy restaurants. Our vision is to be a global market leader in the restaurant industry by melding high-quality service, ambiance, high-energy and cuisine into one great experience that we refer to as “Vibe Dining". We design all our restaurants to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are as follows:

●	STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere;
●	Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and
●	RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

●	Our F&B management services are marketed as ONE Hospitality and include developing, managing and operating restaurants tailored to the specific needs of high-end hotels and casinos. For those restaurants and venues that are managed, licensed or franchised, we generate management fee revenue and franchise revenue based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 158 venues including 29 STKs, 85 Benihanas, 23 Kona Grills and 15 RA Sushis in major cities in North America, Europe, Latin America and the Middle East and 6 F&B venues operated under ONE Hospitality in three hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open five to seven new venues in 2025. We have opened the following restaurants to date in 2025:

●	Owned Benihana restaurant in San Mateo, California (March 2025)
●	Owned STK restaurant in Topanga, California (April 2025)
●	Owned STK restaurant in Los Angeles, California (May 2025 - relocation of our existing STK Westwood restaurant)
●	Franchised Benihana Express restaurant in Miami, Florida (June 2025)

There is currently one Company-owned Benihana restaurants and one Company-owned Kona Grill restaurant under construction in the following cities:

●	Owned Benihana restaurant in Seattle, Washington
●	Owned Kona Grill restaurant in San Antonio, Texas (relocation of an existing Kona Grill restaurant)

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana(2)	Grill Concepts	ONE Hospitality(3)	Total
Domestic
Owned	19	73	38	1	131
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	9	—	—	9
Total domestic	21	82	38	2	143
International
Owned	—	—	—	—	—
Managed	5	—	—	4	9
Licensed	3	—	—	—	3
Franchised	—	3	—	—	3
Total international	8	3	—	4	15
Total venues	29	85	38	6	158
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes Benihana locations at sports arenas.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.

During the second quarter of 2025, we closed four Kona Grill restaurants, one RA Sushi restaurant and one Bao Yum restaurant and terminated a management agreement for one STK restaurant and an operating agreement at the W Hotel. In July 2025, we terminated a license agreement for one STK restaurant.

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

Executive Summary

Total revenues increased $34.9 million, or 20.2% to $207.4 million for the three periods ended June 29, 2025 compared to $172.5 million for the three months ended June 30, 2024 primarily due to the Benihana Acquisition on May 1, 2024.

Same store sales for 2025 compared to 2024 and 2024 compared to 2023 were as follows:

	2024 vs. 2023					2025 vs. 2024
	Q1	Q2	Q3	Q4	YTD	Q1	Q2
US STK Owned Restaurants	(6.0)%	(11.9)%	(11.4)%	(5.0)%	(8.3)%	(2.3)%	(4.9)%
US STK Managed Restaurants	(8.6)%	(7.4)%	(10.3)%	(12.2)%	(9.5)%	(12.7)%	(9.5)%
US STK Total Restaurants	(6.8)%	(10.6)%	(11.1)%	(6.9)%	(8.7)%	(3.6)%	(6.0)%
Benihana Owned Restaurants	—%	(1.0)%	(4.2)%	(0.2)%	(1.8)%	0.7%	0.4%
Grill Concepts Owned Restaurants	(9.7)%	(13.0)%	(17.0)%	(11.7)%	(13.2)%	(13.7)%	(14.6)%
Combined Same Store Sales	(7.9)%	(7.0)%	(8.8)%	(4.3)%	(6.8)%	(3.2)%	(4.1)%

Operating income decreased $0.4 million to $0.7 million for the three periods ended June 29, 2025 compared to $1.1 million for the three months ended June 30, 2024. The change is primarily attributed to increased depreciation and amortization expense and lease termination and exit costs associated with five restaurant closures in 2025 partially offset by a reduction in transaction costs related to the Benihana Acquisition and a reduction in preopening expenses due to a smaller pre-opening training team compared to the 2024 period.

Restaurant Operating Profit increased $1.8 million, or 6.3%, to $31.2 million for the three periods ended June 29, 2025 compared to $29.4 million for the three months ended June 30, 2024. The increase in Restaurant Operating Profit was attributable to the addition of the Benihana and RA Sushi restaurants which were acquired on May 1, 2024, offset by a decrease in Restaurant Operating Profit from our existing business driven by marketing investments and fixed cost deleveraging resulting from a decrease in same store sales. See “Results of Operations” below for a reconciliation of Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Six Periods Ended June 29, 2025 Compared to the Six Months Ended June 30, 2024

Total revenues increased $161.0 million, or 62.5%, to $418.5 million for the six periods ended June 29, 2025 compared to $257.5 million for the six months ended June 30, 2024 primarily attributable to the Benihana Acquisition on May 1, 2024.

Operating income was $11.4 million for the six periods ended June 29, 2025 compared to operating income of $0.4 million for the six months ended June 30, 2024 primarily due to the increase in operating income attributable to the acquired restaurants.

Restaurant Operating Profit increased $24.2 million or 56.9% to $66.7 million for the six periods ended June 29, 2025 compared to restaurant operating profit of $42.5 million for the six months ended June 30, 2024 primarily attributable to the acquired restaurants. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.2% in the first six periods of 2025 compared to 17.0% in the first six months of 2024. See “Results of Operations” below for reconciliation to Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	$203,907	$169,021	$411,305	$250,529
Management, license, franchise and incentive fee revenue	3,472	3,473	7,203	6,960
Total revenues	207,379	172,494	418,508	257,489
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	43,190	35,877	86,310	54,591
Owned restaurant operating expenses	129,493	103,772	258,268	153,410
Total owned operating expenses	172,683	139,649	344,578	208,001
General and administrative (including stock-based compensation of $1,470 and $3,102 for the three and six periods ended June 29, 2025, respectively, and $1,495 and $2,853 for the three and six months ended June 30, 2024, respectively)	11,662	10,634	24,753	18,168
Depreciation and amortization	10,870	8,025	20,699	13,285
Transaction and exit costs	61	6,519	130	7,878
Transition and integration expenses	3,949	3,794	7,668	3,794
Pre-opening expenses	1,579	2,516	3,260	5,430
Lease termination and exit expenses	5,635	307	5,706	471
Other expenses	278	—	323	32
Total costs and expenses	206,717	171,444	407,117	257,059
Operating income	662	1,050	11,391	430
Other expenses, net:
Interest expense, net of interest income	10,295	7,865	20,117	9,943
Loss on early debt extinguishment	—	4,149	—	4,149
Total other expenses, net	10,295	12,014	20,117	14,092
Loss before provision (benefit) for income taxes	(9,633)	(10,964)	(8,726)	(13,662)
Provision (benefit) for income taxes	699	(3,459)	984	(3,727)
Net loss	(10,332)	(7,505)	(9,710)	(9,935)
Less: net loss attributable to noncontrolling interest	(228)	(163)	(581)	(524)
Net loss attributable to The ONE Group Hospitality, Inc.	$(10,104)	$(7,342)	$(9,129)	$(9,411)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	98.3%	98.0%	98.3%	97.3%
Management, license, franchise and incentive fee revenue	1.7%	2.0%	1.7%	2.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	21.2%	21.2%	21.0%	21.8%
Owned restaurant operating expenses (1)	63.5%	61.4%	62.8%	61.2%
Total owned operating expenses (1)	84.7%	82.6%	83.8%	83.0%
General and administrative (including stock-based compensation of 0.7% and 0.7% for the three and six periods ended June 29, 2025, respectively, and 0.9% and 1.1% for the three and six months ended June 30, 2024, respectively)	5.6%	6.2%	5.9%	7.1%
Depreciation and amortization	5.2%	4.7%	4.9%	5.2%
Transaction and exit costs	—%	3.8%	—%	3.1%
Transition and integration expenses	1.9%	2.2%	1.8%	1.5%
Pre-opening expenses	0.8%	1.5%	0.8%	2.1%
Lease termination and exit expenses	2.7%	0.2%	1.4%	0.2%
Other expenses	0.1%	—%	0.1%	—%
Total costs and expenses	99.7%	99.4%	97.3%	99.8%
Operating income	0.3%	0.6%	2.7%	0.2%
Other expenses, net:
Interest expense, net of interest income	5.0%	4.6%	4.8%	3.9%
Loss on early debt extinguishment	—%	2.4%	—%	1.6%
Total other expenses, net	5.0%	7.0%	4.8%	5.5%
Loss before provision (benefit) for income taxes	(4.6)%	(6.4)%	(2.1)%	(5.3)%
Provision (benefit) for income taxes	0.3%	(2.0)%	0.2%	(1.4)%
Net loss	(5.0)%	(4.4)%	(2.3)%	(3.9)%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Net loss attributable to The ONE Group Hospitality, Inc.	(4.9)%	(4.3)%	(2.2)%	(3.7)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, non-recurring gains and losses, stock-based compensation, lease termination and exit expenses, certain transactional and exit costs, transition and integration expenses and loss on early debt extinguishment. Not all the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of terms based on our historical activity. Adjusted EBITDA presented in this Quarterly Report on Form 10-Q is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses. We define Restaurant EBITDA as owned restaurant net revenue minus owned restaurant cost of sales, owned restaurant operating expenses before non-cash rent.

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

The following table presents a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(10,104)	$(7,342)	$(9,129)	$(9,411)
Net loss attributable to noncontrolling interest	(228)	(163)	(581)	(524)
Net loss	(10,332)	(7,505)	(9,710)	(9,935)
Interest expense, net	10,295	7,865	20,117	9,943
Provision (benefit) for income taxes	699	(3,459)	984	(3,727)
Depreciation and amortization	10,870	8,025	20,699	13,285
EBITDA	11,532	4,926	32,090	9,566
Stock-based compensation	1,470	1,495	3,102	2,853
Transaction and exit costs	61	6,519	130	7,878
Transition and integration expenses	3,949	3,794	7,668	3,794
Lease termination and exit expense (1)	5,635	307	5,706	471
Non-cash rent expense (2)	280	511	(857)	263
Loss on early debt extinguishment	—	4,149	—	4,149
Other expenses	278	—	323	32
Adjusted EBITDA	23,205	21,701	48,162	29,006
Adjusted EBITDA attributable to noncontrolling interest	(156)	(71)	(396)	(333)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$23,361	$21,772	$48,558	$29,339
(1)	Lease termination and exit expenses are costs associated with closed locations.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
Operating income as reported	$662	$1,050	$11,391	$430
Management, license and incentive fee revenue	(3,472)	(3,473)	(7,203)	(6,960)
General and administrative	11,662	10,634	24,753	18,168
Depreciation and amortization	10,870	8,025	20,699	13,285
Transaction and exit costs	61	6,519	130	7,878
Transition and integration expenses	3,949	3,794	7,668	3,794
Pre-opening expenses	1,579	2,516	3,260	5,430
Lease termination and exit expense	5,635	307	5,706	471
Other expenses	278	—	323	32
Restaurant Operating Profit	$31,224	$29,372	$66,727	$42,528
Restaurant Operating Profit as a percentage of owned restaurant net revenue	15.3%	17.4%	16.2%	17.0%
Non-Cash Rent	700	196	(852)	(36)
Restaurant EBITDA	$31,924	$29,568	$65,875	$42,492
Restaurant EBITDA as a percentage of owned restaurant net revenue	15.7%	17.5%	16.0%	17.0%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
STK restaurant operating profit (Company owned)	$8,256	$9,115	$18,392	$20,222
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	16.1%	18.3%	17.3%	20.0%
Benihana restaurant operating profit (Company owned)	$20,772	$16,165	$43,658	$16,165
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	18.0%	20.8%	18.9%	20.8%
Core Grill Concepts restaurant operating profit	$2,329	$4,225	$5,096	$6,549
Core Grill Concepts restaurant operating profit as a percentage of Grill Concepts revenue	6.6%	11.6%	7.3%	10.3%
Non-core Grill Concepts restaurant operating profit	$(135)	$(246)	$(477)	$(509)
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core revenue	(8.5)%	(5.1)%	(11.2)%	(6.4)%

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended June 29,	For the three months ended June 30,	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024	2025	2024
STK restaurant EBITDA (Company owned)	$8,148	$8,871	$17,843	$19,642
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	15.9%	17.9%	16.8%	19.4%
Benihana restaurant EBITDA (Company owned)	$21,308	$16,528	$44,479	$16,528
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	18.5%	21.2%	19.3%	21.2%
Core Grill Concepts restaurant EBITDA	$2,728	$4,329	$4,124	$6,747
Core Grill Concepts restaurant EBITDA as a percentage of Grill Concepts revenue	7.7%	11.9%	5.9%	10.6%
Non-core Grill Concepts restaurant EBITDA	$(262)	$(273)	$(629)	$(526)
Non-core Grill Concepts restaurant EBITDA as a percentage of Non-core revenue	(16.6)%	(5.6)%	(14.7)%	(5.6)%

Results of Operations for the Three Periods Ended June 29, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $34.9 million, or 20.6%, to $203.9 million for the three periods ended June 29, 2025 from $169.0 million for the three months ended June 30, 2024. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $128.1 million in revenues during the three periods ended June 29, 2025, compared to $88.7 million for the two-month period owned by the Company in the prior year. The increase in revenues is partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 4.1% for the second quarter of 2025 compared to the second quarter of 2024.

Management, license and incentive fee revenue. Management, license and incentive fee revenues were flat at $3.5 million for both the second quarter of 2025 and the second quarter of 2024. Management, license and incentive fee revenue attributed to Benihana franchised restaurants contributed $0.6 million in revenues during the three periods ended June 29, 2025, which was offset by decreased revenues at our managed STK restaurants in Europe.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $7.3 million, or 20.4%, to $43.2 million for the three periods ended June 29, 2025 from $35.9 million for the three months ended June 30, 2024. The increase in owned restaurant cost of sales is primarily attributed to cost of sales associated with the additional one period of revenue generated by Benihana and RA Sushi restaurants acquired on May 1, 2024. As a percentage of owned restaurant net revenue, cost of sales were flat at 21.2% for both the second quarter of 2025 and second quarter of 2024.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $25.7 million to $129.5 million for the three periods ended June 29, 2025 from $103.8 million for the three months ended June 30, 2024. The increase in owned restaurant operating expense is primarily attributed to the additional one period of revenues in the second quarter of 2025 associated with the Benihana and RA Sushi restaurants acquired on May 1, 2024. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 210 basis points from 61.4% in the three months ended June 30, 2024 to 63.5% for the three periods ended June 29, 2025 primarily due to investments in marketing, general cost inflation, a higher staffing model for Benihana and RA Sushi restaurants and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $1.1 million, or 9.7%, to $11.7 million for the three periods ended June 29, 2025 from $10.6 million for the three months ended June 30, 2024. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased professional fees. As a percentage of revenues, general and administrative costs were 5.6% for the three periods ended June 29, 2025 compared to 6.2% for the three months ended June 30, 2024.

Depreciation and amortization. Depreciation and amortization expense was $10.9 million for the three periods ended June 29, 2025 compared to $8.0 million for the three months ended June 30, 2024. The increase was primarily related to depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024, depreciation associated with new venues and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the three periods ended June 29, 2025, we incurred $1.6 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Topanga and the relocated STK Westwood restaurant, which opened in April 2025 and May 2025, respectively. Pre-opening expenses decreased $0.9 million compared to the prior year period primarily due to a smaller pre-opening training team. Pre-opening expenses for the three months ended June 30, 2024 were $2.5 million primarily related to payroll, training and non-cash pre-open rent for a RA Sushi restaurant which opened on July 1, 2024. We also incurred costs during the second quarter of 2024 for STK, Benihana and Kona Grill restaurants under development Detail of pre-opening expenses by category is provided in the table below for the three periods ended June 29, 2025 and three months ended June 30, 2024 (in thousands).

Three Periods Ended June 29, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$353	$—	$353
Restaurants	834	392	1,226
Total	$1,187	$392	$1,579

Three Months Ended June 30, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$1,430	$—	$1,430
Restaurants	500	586	1,086
Total	$1,930	$586	$2,516
(1)	Cash rent paid was $0.3 million and $0.2 million for the three periods ended June 29, 2025 and the three months ended June 30, 2024, respectively.

Transaction and exit costs. Transaction and exit costs were $0.1 million for the three periods ended June 29, 2025 compared to $6.5 million for the three months ended June 30, 2024. Costs for the second quarter of 2024 primarily reflected investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the three periods ended June 29, 2025, we incurred $3.9 million of transition and integration costs associated with the Benihana Acquisition compared to $3.8 million in the prior year quarter. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future.

Lease termination and exit costs. Lease termination and exit costs were $5.6 million for the three periods ended June 29, 2025 compared to $0.3 million for the three months ended June 30, 2024. Costs for the second quarter of 2025 primarily related to accelerated depreciation as well as exit costs associated with the five restaurants closed during the quarter and the termination of an operating agreement.

Interest expense, net of interest income: Interest expense, net of interest income, was $10.3 million for the three periods ended June 29, 2025 compared to $7.9 million for the three months ended June 30, 2024. We borrowed $350.0 million on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the three periods ended June 29, 2025 was 10.8% compared to 11.9% for the three months ended June 30, 2024.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under the credit agreement with Goldman Sachs to early extinguish the $73.1 million of outstanding term loans. For the three months ended June 30, 2024, we recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision (benefit) for income taxes. For the three periods ended June 29, 2025, income tax expense was $0.7 million compared to income tax benefit of $3.5 million for the three months ended June 30, 2024.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.2 million for the three periods ended June 29, 2025 compared to a loss of $0.2 million for the three months June 30, 2024.

Results of Operations for the Six Periods Ended June 29, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $160.8 million, or 64.2%, to $411.3 million for the six periods ended June 29, 2025 from $250.5 million for the six months ended June 30, 2024. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $256.4 million in revenues during the six periods ended June 29, 2025 compared to $88.7 million for the two-month period owned by the Company in the prior year. The increase in revenues is also attributed to new venues opened since March 2024, partially offset by a reduction in comparable restaurant sales. Comparable restaurant sales decreased 3.6% during the six periods ended June 29, 2025 compared to the six months ended June 30, 2024.

Management, license and incentive fee revenue. Management, license and incentive fee revenues increased $0.2 million, or 3.5%, to $7.2 million for the six periods ended June 29, 2025 from $7.0 million for the six months ended June 30, 2024. The increase was primarily attributable to Benihana franchised restaurants which generated $1.0 million in revenues during the six periods ended June 29, 2025 compared to $0.4 million for the two-month period owned by the Company in the prior year. The increase in revenues was partially offset by decreased revenues at our STK managed restaurants in Europe.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $31.7 million, or 58.1%, to $86.3 million for the six periods ended June 29, 2025 compared to $54.6 million for the six months ended June 30, 2024. The increase in cost of sales was due to the incremental sales increases noted above from the acquisition of Benihana and RA Sushi and the opening of new venues since March 2024.

As a percentage of owned restaurant net revenue, cost of sales improved 80 basis points from 21.8% in the six months ended June 30, 2024 to 21.0% for the six periods ended June 29, 2025 primarily due to lower cost of sales for Benihana restaurants and integration synergies.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $104.9 million to $258.3 million for the six periods ended June 29, 2025 from $153.4 million for the six months ended June 30, 2024. The increase in owned restaurant operating expense is primarily due to the incremental sales increases noted above from the acquisition of Benihana and RA Sushi and the opening of new venues since March 2024. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 160 basis points from 61.2% in the six months ended June 30, 2024 to 62.8% for the six periods ended June 29, 2025 primarily due to investments in marketing, general cost inflation, a higher staffing model for Benihana and RA Sushi restaurants and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $6.6 million, or 36.2%, to $24.8 million for the six periods ended June 29, 2025 from $18.2 million for the six months ended June 30, 2024. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased professional fees. As a percentage of revenues, general and administrative costs were 5.9% for the six periods ended June 29, 2025 compared to 7.1% for the six months ended June 30, 2024.

Depreciation and amortization. Depreciation and amortization expense was $20.7 million and $13.3 million for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively. The increase was primarily related to six periods of depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024 compared to two months of depreciation expense in the prior year. The increase in depreciation expense is also due to new venues opened since March 2024 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Pre-opening expenses. For the six periods ended June 29, 2025, we incurred $3.3 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for three restaurants that opened during the first half of 2025. Pre-opening expenses decreased $2.1 million compared to the prior year period primarily due to the downsizing of the pre-opening training team.

 For the six months ended June 30, 2024, we incurred $5.4 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Washington DC which opened in March 2024 and a RA Sushi restaurant which opened on July 1, 2024. We also incurred costs during the first six months of 2024 for two STK restaurants that opened during December 2023 and STK, Benihana and Kona Grill restaurants currently under development. Detail of pre-opening expenses by category is provided in the table below for the six periods ended June 29, 2025 and the six months ended June 30, 2024 (in thousands).

Six Months Ended June 29, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$845	$—	$845
Restaurants	1,511	904	2,415
Total	$2,356	$904	$3,260

Six Months Ended June 30, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$2,953	$—	$2,953
Restaurants	1,444	1,033	2,477
Total	$4,397	$1,033	$5,430
(1)	Cash rent paid was $0.8 million and $0.4 million for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively.

Transaction and exit costs. Transaction and exit costs were $0.1 million for the six periods ended June 29, 2025 compared to $7.9 million for the six months ended June 30, 2024. Costs for the first half of 2024 primarily reflected investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the six periods ended June 29, 2025, we incurred $7.7 million of transition and integration costs associated with the Benihana Acquisition compared to $3.8 million in the first half of 2024. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future.

Lease termination and exit costs. Lease termination and exit costs were $5.7 million for the six periods ended June 29, 2025 compared to $0.5 million for the six months ended June 30, 2024. Costs for the first six periods of 2025 primarily related to accelerated depreciation as well as exit costs associated with the five restaurants closed during the quarter and the termination of an operating agreement.

Interest expense, net of interest income. Interest expense, net of interest income, was $20.1 million for the six periods ended June 29, 2025 compared to $9.9 million for the six months ended June 30, 2024. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the six periods ended June 29, 2025 was 10.9% compared to 12.0% in the same period of 2024.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under the credit agreement with Goldman Sachs to early extinguish the $73.1 million of outstanding term loans. For the six months ended Juen 30, 2025, we recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision (benefit) for income taxes. The provision for income taxes for the six periods ended June 29, 2025 was $1.0 million compared to a benefit for income taxes of $3.7 million for the six months ended June 30, 2024.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.6 million for the six periods ended June 29, 2025 compared to a net loss of $0.5 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of June 29, 2025, we had cash and cash equivalents and restricted cash and cash equivalents totaling $5.2 million and $347.4 million in long-term debt, which consisted of borrowings under our Credit Agreement. As of June 29, 2025, the availability on our revolving credit facility was $33.6 million, subject to certain conditions.

For the six periods ended June 29, 2025, capital expenditures were $32.1 million of which $19.9 million related to the construction of new STK, Benihana and Kona Grill restaurants and $11.8 million related to existing restaurants. Net capital expenditures, inclusive of $2.3 million in landlord contributions, was $29.8 million for the six periods ended June 29, 2025. We expect to receive between $1.5 million to $2.5 million in landlord contributions in the next three months. Capital expenditures by type for the six periods ended June 29, 2025 and the six months ended June 30, 2024, respectively, are provided below (in thousands).

Six Periods Ended June 29, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$12,849	$4,729	$2,105	$218	$19,901
Maintenance	4,060	4,673	3,066	—	11,799
Other	—	—	—	448	448
Total	$16,909	$9,402	$5,171	$666	$32,148

Tenant Improvement Allowance	$1,276	$640	$357	$—	$2,273

Six Months Ended June 30, 2024	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$23,554	$433	$4,816	$165	$28,968
Maintenance	1,869	1,974	1,934	—	5,777
Other	—	—	—	196	196
Total	$25,423	$2,407	$6,750	$361	$34,941

Tenant Improvement Allowance	$1,441	$—	$375	$—	$1,816

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

Credit Agreement

Refer to Note 6 and Note 17 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our long-term debt arrangements and information regarding our commitments and contingencies, respectively.

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

Cash Flows

The following table summarizes the statement of cash flows for the six periods ended June 29, 2025 and the six months ended June 30, 2024 (in thousands):

	For the six periods ended June 29,	For the six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$11,333	$6,554
Investing activities	(32,148)	(403,546)
Financing activities	(2,212)	408,805
Effect of exchange rate changes on cash	113	(61)
Net increase (decrease) in cash and cash equivalents	$(22,914)	$11,752

Operating Activities. Net cash provided by operating activities was $11.3 million for the six periods ended June 29, 2025, compared to $6.6 million for the six months ended June 30, 2024. The change in net cash provided by operating activities was primarily attributable to the timing of collections on accounts receivables, payments on accounts payable and accrued expenses and higher net income after adjusting for non-cash expenses.

Investing Activities. Net cash used in investing activities for the six periods ended June 29, 2025 was $32.1 million which was comprised of $19.9 million in capital expenditures primarily for the construction of three restaurants opened during the first half of 2025, as well as residual payments on the two restaurants that opened during the fourth quarter of 2024 and restaurants that were under development as of June 29, 2025, as well as capital expenditures for existing restaurants

Net cash used in investing activities for the six months ended June 30, 2024 was $403.5 million which was comprised of $368.6 million for the Benihana Acquisition, net of cash acquired and $34.9 million in capital expenditures for the construction of STK Washington DC, which opened in March 2024, and a RA Sushi in Plantation, FL which opened in July 2024 in addition to residual payments on four restaurants that opened during the fourth quarter of 2023 and several restaurants that were under development as of June 30, 2024.

Financing Activities. Net cash used in financing activities for the six periods ended June 29, 2025 was $2.2 million and was primarily comprised of $0.9 million in stock repurchases and $1.1 million in repayments on long-term debt and financing lease liabilities.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 29, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 29, 2025.

Changes in Internal Controls

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we have excluded the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Benihana and RA Sushi make up approximately 50.0% of our total revenue for the year ended December 31, 2024 and 64.9% of our total assets as of December 31, 2024. Other than discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We will include the acquired Benihana business in our assessment and report on internal controls over financial reporting for the year ending December 28, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. As of December 31, 2023, the Company had repurchased 2.3 million shares for $15.0 million under the program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three periods ended June 29, 2025, the Company purchased 0.2 million shares for aggregate consideration of $0.6 million. As of June 29, 2025, the Company had purchased 3.3 million shares for $19.1 million under the program. The table below reflects shares of common stock purchased during the second quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
March 31, 2025 - April 27, 2025	163,848	2.81	163,848	$ 1,077,127
April 28, 2025 - May 25, 2025	19,035	2.97	19,035	$ 1,019,960
May 26, 2025 - June 29, 2025	20,000	3.77	20,000	$ 943,960
	202,883	$ 3.77	202,883

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the second quarter ended June 29, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Dated: August 5, 2025

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Tyler Loy
Tyler Loy, Chief Financial Officer