Form 10-Q
period 2025-09-28
ONE Group Hospitality, Inc.
filed 2025-11-06
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2025

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

Number of shares of common stock outstanding as of October 31, 2025: 31,104,781

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	September 28,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,548	$27,576
Credit card receivable	10,754	10,477
Restricted cash and cash equivalents	499	499
Accounts receivable	9,921	12,294
Inventory	8,588	11,318
Other current assets	11,198	6,786
Due from related parties	—	376
Total current assets	46,508	69,326

Property and equipment, net	284,862	276,120
Operating lease right-of-use assets	247,951	260,331
Goodwill	155,783	155,783
Intangibles, net	133,246	133,111
Deferred tax assets, net	—	54,282
Other assets	8,923	9,030
Security deposits	2,261	2,097
Total assets	$879,534	$960,080

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,093	$30,883
Accrued payroll expenses	21,598	23,897
Accrued expenses	46,456	48,339
Current portion of operating lease liabilities	12,965	15,294
Deferred gift card revenue and other	3,898	6,540
Current portion of long-term debt	9,307	6,125
Other current liabilities	1,035	313
Total current liabilities	132,352	131,391

Long-term debt, net of current portion, unamortized discount and debt issuance costs	334,041	328,110
Operating lease liabilities, net of current portion	285,906	293,490
Deferred tax liabilities, net	5,446	—
Other long-term liabilities	4,896	5,758
Total liabilities	762,641	758,749

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at September 28, 2025 and December 31, 2024	182,348	158,085

Stockholders’ equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,422,167 issued and 31,093,185 outstanding at September 28, 2025 and 33,994,140 issued and 31,037,843 outstanding at December 31, 2024	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at September 28, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 3,402,881 shares at September 28, 2025 and 3,019,654 shares at December 31, 2024	(19,308)	(18,202)
Additional paid-in capital	47,609	67,118
Accumulated deficit	(86,844)	—
Accumulated other comprehensive loss	(2,932)	(3,028)
Total stockholders’ equity	(61,472)	45,891
Noncontrolling interests	(3,983)	(2,645)
Total equity	(65,455)	43,246
Total liabilities, Series A preferred stock and equity	$879,534	$960,080

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	$177,424	$190,587	$588,729	$441,116
Management, license, franchise and incentive fee revenue	2,776	3,388	9,979	10,348
Total revenues	180,200	193,975	598,708	451,464
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	37,412	39,880	123,722	94,471
Owned restaurant operating expenses	119,901	126,223	378,169	279,633
Total owned operating expenses	157,313	166,103	501,891	374,104
General and administrative (including stock-based compensation of $1,246 and $4,348 for the three and nine periods ended September 28, 2025, respectively, and $1,580 and $4,433 for the three and nine months ended September 30, 2024, respectively)	13,274	12,814	38,027	30,982
Depreciation and amortization	11,530	9,416	32,229	22,701
Loss on impairment of long-lived assets	3,386	—	3,386	—
Transition and integration expenses	2,607	6,274	10,275	10,068
Pre-opening expenses	698	2,118	3,958	7,548
Transaction and exit costs	13	850	143	8,728
Lease termination and exit (income) expenses	(278)	—	5,428	471
Other (income) expenses	(470)	46	(147)	78
Total costs and expenses	188,073	197,621	595,190	454,680
Operating (loss) income	(7,873)	(3,646)	3,518	(3,216)
Other expenses, net:
Interest expense, net of interest income	10,483	10,679	30,600	20,622
Loss on early debt extinguishment	—	—	—	4,149
Total other expenses, net	10,483	10,679	30,600	24,771
Loss before provision (benefit) for income taxes	(18,356)	(14,325)	(27,082)	(27,987)
Provision (benefit) for income taxes	59,141	(4,856)	60,125	(8,583)
Net loss	(77,497)	(9,469)	(87,207)	(19,404)
Less: net loss attributable to noncontrolling interest	(757)	(165)	(1,338)	(689)
Net loss attributable to The ONE Group Hospitality, Inc.	$(76,740)	$(9,304)	$(85,869)	$(18,715)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,535)	(7,125)	(24,263)	(11,663)
Net loss available to common stockholders	$(85,275)	$(16,429)	$(110,132)	$(30,378)

Net loss per common share:
Basic	$(2.75)	$(0.53)	$(3.55)	$(0.97)
Diluted	$(2.75)	$(0.53)	$(3.55)	$(0.97)

Weighted average common shares outstanding:
Basic	30,966,736	31,008,275	30,982,081	31,256,946
Diluted	30,966,736	31,008,275	30,982,081	31,256,946

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(77,497)	$(9,469)	$(87,207)	$(19,404)
Currency translation (loss) gain, net of tax	(14)	74	96	17
Comprehensive loss	(77,511)	(9,395)	(87,111)	(19,387)
Less: comprehensive loss attributable to noncontrolling interest	(757)	(165)	(1,338)	(689)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(76,754)	(9,230)	(85,773)	(18,698)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,535)	(7,125)	(24,263)	(11,663)
Comprehensive loss attributable to common stockholders	$(85,289)	$(16,355)	$(110,036)	$(30,361)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

							(Accumulated	Accumulated
						Additional	Deficit)	other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	Earnings	loss	equity	interests	Total
Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)	—	(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460
Stock-based compensation	—	—	45,367	—	—	1,470	—	—	1,470	—	1,470
Issuance of vested restricted shares, net of tax withholding	—	—	65,848	—	—	(167)	—	—	(167)	—	(167)
Purchase of treasury stock	—	—	(202,883)	—	(598)	—	—	—	(598)	—	(598)
Series A Preferred Stock paid-in kind dividend and accretion	—	8,137	—	—	—	(8,137)	—	—	(8,137)	—	(8,137)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	123	123	—	123
Net loss	—	—	—	—	—	—	(10,104)	—	(10,104)	(228)	(10,332)
Balance at June 29, 2025	160,000	$173,813	30,951,590	$3	$(19,107)	$55,171	$(10,104)	$(2,918)	$23,045	$(3,226)	$19,819
Stock-based compensation	—	—	73,899	—	—	1,246	—	—	1,246	—	1,246
Issuance of vested restricted shares, net of tax withholding	—	—	137,445	—	—	(273)	—	—	(273)	—	(273)
Purchase of treasury stock	—	—	(69,749)	—	(201)	—	—	—	(201)	—	(201)
Series A Preferred Stock paid-in-kind dividend and accretion	—	8,535	—	—	—	(8,535)	—	—	(8,535)	—	(8,535)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	(14)	(14)	—	(14)
Net loss	—	—	—	—		—	(76,740)	—	(76,740)	(757)	(77,497)
Balance at September 28, 2025	160,000	$182,348	31,093,185	$3	$(19,308)	$47,609	$(86,844)	$(2,932)	$(61,472)	$(3,983)	$(65,455)

Balance at December 31, 2023	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	—	—	—	1,358	—	—	1,358	—	1,358
Issuance of vested restricted shares, net of tax withholding	—	—	24,521	—	—	(124)	—	—	(124)	—	(124)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Net loss	—	—	—	—	—	—	(2,069)	—	(2,069)	(361)	(2,430)
Balance at March 31, 2024	—	$—	31,308,496	$3	$(15,051)	$59,504	$26,815	$(2,998)	$68,273	$(2,177)	$66,096
Stock-based compensation	—	—	22,905	—	—	1,495	—	—	1,495	—	1,495
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	108,124	—	—	(356)	—	—	(356)	—	(356)
Issuance of warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Purchase of treasury stock	—	—	(192,325)	—	(888)	—	—	—	(888)	—	(888)
Series A Preferred Stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in kind dividend and accretion	—	4,538	—	—	—	—	(4,538)	—	(4,538)	—	(4,538)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	11	11	—	11
Net loss	—	—	—	—	—	—	(7,342)	—	(7,342)	(163)	(7,505)
Balance at June 30, 2024	160,000	$143,481	31,297,200	$3	$(15,939)	$71,656	$14,935	$(2,987)	$67,668	$(2,340)	$65,328
Stock-based compensation	—	—	39,114	—	—	1,580	—	—	1,580	—	1,580
Issuance of vested restricted shares, net of tax withholding	—	—	17,099	—	—	(15)	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	(550,876)	—	(2,263)	—	—	—	(2,263)	—	(2,263)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,125	—	—	—	(1,494)	(5,631)	—	(7,125)	—	(7,125)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	74	74	—	74
Net loss	—	—	—	—	—	—	(9,304)	—	(9,304)	(165)	(9,469)
Balance at September 30, 2024	160,000	$150,606	30,802,537	$3	$(18,202)	$71,727	$—	$(2,913)	$50,615	$(2,505)	$48,110

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(87,207)	$(19,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,229	22,701
Non-cash lease termination and exit costs	3,383	321
Stock-based compensation	4,348	4,433
Amortization of debt issuance costs and debt original issuance discounts	2,670	1,723
Deferred taxes	59,728	(8,779)
Non-cash loss on early debt extinguishment	—	1,674
Loss on impairment of long-lived assets	3,386	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,097	6,111
Inventory	2,730	1,542
Other current assets	(4,524)	(1,154)
Due from related parties	376	—
Security deposits	(164)	(35)
Other assets	(937)	(2,596)
Accounts payable	3,524	2,169
Accrued expenses	(3,645)	11,513
Operating lease liabilities and right-of-use assets	1,784	6,402
Other liabilities	(2,556)	(953)
Net cash provided by operating activities	17,222	25,668

Investing activities:
Purchase of property and equipment	(44,172)	(53,768)
Acquisition related payments, net of cash acquired	—	(369,838)
Net cash used in investing activities	(44,172)	(423,606)

Financing activities:
Borrowings of long-term debt	11,524	333,829
Repayments of long-term debt and financing lease liabilities	(5,027)	(74,574)
Issuance of Series A preferred stock net of discount	—	138,943
Issuance of warrants to Series A preferred stockholders	—	10,771
Exercise of stock options	—	242
Tax-withholding obligation on stock-based compensation	(569)	(495)
Purchase of treasury stock	(1,106)	(3,151)
Net cash provided by financing activities	4,822	405,565
Effect of exchange rate changes on cash	100	10
Net change in cash and cash equivalents and restricted cash and cash equivalents	(22,028)	7,637
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	28,075	21,047
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$6,047	$28,684
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$27,992	$14,334
Income taxes paid	$931	$437
Accrued purchases of property and equipment	$13,368	$11,739
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$5,548	$28,185
Restricted cash and cash equivalents	499	499
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$6,047	$28,684

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants. The Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere, Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere, and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of September 28, 2025, the Company owned, operated, managed, franchised, or licensed 157 venues, including 29 STKs, 85 Benihanas, 23 Kona Grills and 14 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 6 food and beverage (“F&B“) venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s third quarter of 2025 was the 91-day period of June 30, 2025 through September 28, 2025 compared to the third quarter of 2024 which was the 92-day period of July 1, 2024 through September 30, 2024. The nine periods ended September 28, 2025 and the nine months ended September 30, 2024 consisted of the first 271 and 273 days of the 2025 and 2024 fiscal years, respectively. The Company’s fiscal year ending December 28, 2025 will contain 362 days due to the transition. The fiscal year ending December 31, 2024 contained 365 days.

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

Prior Period Reclassifications

The Company reclassified $0.5 million from transaction and exit costs on the Condensed Consolidated Statements of Operations to lease termination and exit costs related to a Kona Grill location closed in 2024 to conform to current year presentation.

Certain reclassifications were made to conform the prior period segment reporting to the current year presentation. Refer to Note 15 – Segment Reporting for additional information regarding the Company’s reportable operating segments.

Significant Accounting Policies

Goodwill. Goodwill consists of goodwill associated with the Benihana Acquisition (as definited below). Goodwill is not amortized and is tested for impairment annually as of the last day of our tenth fiscal period or on an interim basis whenever events or changes in circumstances indicate a potential impairment.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires detailed qualitative and quantitative disclosures for certain costs and expenses on the income statement. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU in the 2025 Form 10-K.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

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

The Company incurred $2.6 million and $10.3 million for transition and related integration efforts in the three and nine periods ended September 28, 2025, respectively. The Benihana Acquisition resulted in actual revenues of $368.8 million and net income of $4.8 million in the condensed consolidated statements of operations for the nine periods ended September 28, 2025. The Company does not expect future material transition and integration expenses.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2024 give effect to the Benihana Acquisition as if it had occurred on January 1, 2024 (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2024	2024
Total Revenues	$193,975	$625,001
Net income	$(2,452)	$6,891

Note 3 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 28,	December 31,
	2025	2024
Furniture, fixtures and equipment	$87,279	$80,362
Leasehold improvements	265,270	247,575
Less: accumulated depreciation	(108,962)	(88,638)
Subtotal	243,587	239,299
Construction in progress	36,065	31,982
Restaurant smallwares	5,210	4,839
Total	$284,862	$276,120

Depreciation related to property and equipment was $11.4 million and $9.3 million for the three periods ended September 28, 2025 and the three months ended September 30, 2024, respectively, and $31.5 million and $22.3 million for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively, presented within depreciation and amortization expense in the condensed consolidated statement of operations. The Company also recorded $3.4 million in accelerated depreciation relating to property and equipment for the restaurants closed during 2025, which is presented in lease termination and exit expenses within the condensed consolidated statement of operations. The Company depreciates construction in progress upon such assets being placed into service.

During the three and nine periods ended September 28, 2025, the Company recorded non-cash impairment charges of $2.7 million on property and equipment, net primarily related to performance of restauarants with upcoming lease expirations.

Note 4 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	September 28,	December 31,
	2025	2024
Indefinite-lived intangible assets
Tradenames	$134,400	$134,400
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	335	152
Total finite-lived intangible assets	1,135	952
Less: accumulated amortization	(2,289)	(2,241)
Total intangibles, net	$133,246	$133,111

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 5 to 15 years. The amortization expense was nominal for the three and nine periods ended September 28, 2025 and the three and nine months ended September 30, 2024. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 28,	December 31,
	2025	2024
VAT and sales taxes	8,776	10,120
Interest	6,481	6,681
Insurance	6,046	4,388
Amounts due to landlords	4,149	5,339
New restaurant construction	3,422	6,923
Legal, professional and other services	2,570	1,692
Income taxes and related	304	471
Lease termination	500	—
Other (1)	14,208	12,725
Total	$46,456	$48,339
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 28,	December 31,
	2025	2024
Term loan agreements	$346,500	$348,250
Revolving credit facility	5,500	—
Equipment security notes	2,998	—
Total long-term debt	354,998	348,250
Less: current portion of long-term debt	(9,307)	(6,125)
Less: debt issuance costs	(443)	(534)
Less: debt original issuance discount	(11,207)	(13,481)
Total long-term debt, net of current portion	$334,041	$328,110

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $9.5 million and $10.0 million for the three periods ended September 28, 2025 and the three months ended September 30, 2024, respectively, and $27.8 million and $19.3 million for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively. Capitalized interest was $0.2 million and $1.1 million for the three and nine periods ended September 28, 2025, respectively. Capitalized interest was $0.9 million and $1.8 million for the three and nine months ended September 30, 2024, respectively.

As of September 28, 2025, the Company had $5.5 million in outstanding borrowings and $5.8 million in standby letters of credit outstanding under its revolving credit facility and $28.7 million available in its revolving credit facility, subject to certain conditions.

Credit and Guarantee Agreement

In connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), up to $10.0 million of which will be available in the form of letters of credit. On May 1, 2024, the Company borrowed $350.0 million under the Term Loan Facility. In the third quarter of 2025, the Company had borrowings, net of repayments, of $5.5 million on the Revolving Facility.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of September 28, 2025 was 10.8%.

As of September 28, 2025, the Company had $0.4 million of debt issuance costs and $11.2 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.2 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Equipment Security Notes

Between July 10, 2025 and September 23, 2025, the Company entered into three Equipment Security Notes with Banc of America Leasing & Capital, LLC in an aggregate amount of $3.0 million to purchase restaurant equipment (the “Equipment Security Notes”). The Equipment Security Notes bear interest at rates ranging from 7.09% to 7.19% per annum, and are each payable in 60 equal monthly installments, inclusive of interest. Each of the Equipment Security Notes is secured by the equipment purchased with the proceeds of such note. As of September 28, 2025, the amount outstanding under the Equipment Security Notes was approximately $3.0 million.

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

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. During the three and nine periods ended September 28, 2025, the Company completed an impairment analysis on assets related to restaurants that have upcoming lease expirations using a discounted cash flow model. The Company recorded non-cash impairment charges of $3.4 million on property and equipment, net and operating lease right-of-use-assets using Level 3 inputs.

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

Note 8 – Income Taxes

For both the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, the Company has computed its interim tax provision using the estimated annual effective tax rate method.

The Company’s effective income tax rate was (222.0)% for the nine periods ended September 28, 2025 compared to 30.6% for the nine months ended September 30, 2024. The Company’s effective tax rate for the nine periods ended September 28, 2025 differs from the statutory U.S. tax rate of 21% due to the establishment of a valuation allowance against the Company’s deferred tax assets.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 28, 2025. Accordingly, the Company recorded a full valuation allowance during the three and nine periods ended September 28, 2025. As a result, the Company recorded a tax expense of $59.1 million and $60.1 million for the three and nine periods ended September 28, 2025, respectively.

The Company recorded a tax benefit of $8.6 million for the nine months ended September 30, 2024.The Company’s effective tax rate, for the nine months ended September 30, 2024, differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation; and (v) transaction costs associated with the Benihana Acquisition. The income tax amounts recorded for the nine months ended September 30, 2024 included the discrete period tax benefits resulting from the vesting of restricted stock units.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted, which includes a broad range of tax reform provisions, including changes to bonus depreciation and interest expense, among others. Any impact as a result of a change in tax law is recorded in the period of enactment. As such, the effects of the OBBBA are reflected in the Company's provision for income taxes as of and for the three and nine periods ended September 28, 2025. The OBBBA did not have a material effect on income tax expense for the nine periods ended September 28, 2025

Note 9 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	September 28,	December 31,
	2025	2024
Deferred license revenue (1)	$126	$204
Deferred gift card and gift certificate revenue (2)	$3,226	$5,984
Advanced party deposits (2)	$672	$556
Friends with Benefits rewards program (3)	$287	$201
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	September 28,	September 30,
	2025	2024
Revenue recognized from deferred license revenue	$34	$33
Revenue recognized from deferred gift card revenue	$3,711	$1,106
Revenue recognized from advanced party deposits	$508	$361

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 28, 2025 were as follows for each year ending (in thousands):

2025, three periods remaining	$8
2026	25
2027	22
2028	22
2029	16
Thereafter	33
Total future estimated deferred license revenue	$126

Note 10 – Leases

The components of lease expense for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024 are as follows (in thousands):

	September 28,	September 30,
	2025	2024
Lease cost
Operating lease cost	$34,756	$25,825
Finance lease cost
Amortization of ROU assets	155	157
Interest on lease liabilities	65	66
Total finance lease cost	220	223
Variable lease cost (1)	14,620	16,860
Short-term lease cost	3,073	1,447
Total lease cost	$52,669	$44,355

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	3 years	4 years
Weighted average discount rate
Operating leases	10.40%	10.31%
Finance leases	11.14%	11.14%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

During the three and nine periods ended September 28, 2025, the Company recorded non-cash impairment charges of $0.7 million on operating lease right-of-use assets related to restauarants with upcoming lease expirations

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 28,	December 31,
	2025	2024
Finance lease right-of-use assets (1)	$592	$849
Current portion of finance lease liabilities (1)	178	189
Long-term portion of finance lease liabilities (1)	494	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

	September 28,	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,309	$21,479
Operating cash flows from finance leases	$155	$157
Financing cash flows from finance leases	$252	$199
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,608	$3,081

The Company has entered into ten operating leases for future restaurants that have not commenced as of September 28, 2025. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $34.9 million. The Company expects these leases, which have initial lease terms of 10 to 20 years, to commence within the next twelve months.

As of September 28, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2025, three periods remaining	$7,567
2026	40,365
2027	44,309
2028	44,442
2029	45,126
Thereafter	395,884
Total lease payments	577,693
Less: imputed interest	(278,822)
Present value of operating lease liabilities	$298,871

As of September 28, 2025, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2025, three periods remaining	$94
2026	240
2027	240
2028	220
Total lease payments	794
Less: imputed interest	(122)
Present value of finance lease liabilities	$672

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

For the three and nine periods ended September 28, 2025 and the three and nine months ended September 30, 2024, net loss per share was calculated as follows (in thousands, except net loss per share and related share data):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(76,740)	$(9,304)	$(85,869)	$(18,715)
Series A Preferred Stock paid-in-kind dividend and accretion	(8,535)	(7,125)	(24,263)	(11,663)
Net loss available to common stockholders	(85,275)	(16,429)	(110,132)	(30,378)

Basic weighted average shares outstanding	30,966,736	31,008,275	30,982,081	31,256,946
Dilutive effect of stock options, warrants and restricted share units	—	—	—	—
Diluted weighted average shares outstanding	30,966,736	31,008,275	30,982,081	31,256,946

Basic net loss per common share	$(2.75)	$(0.53)	$(3.55)	$(0.97)
Diluted net loss per common share	$(2.75)	$(0.53)	$(3.55)	$(0.97)

For the three periods ended September 28, 2025 and the three months ended September 30, 2024, 3.6 million and 3.1 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively, 3.5 million and 2.3 million of stock options, warrants and restricted share units were anti-dilutive.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and nine periods ended September 28, 2025, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $8.5 million and $24.3 million, respectively.

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

Note 13 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at September 28, 2025 or December 31, 2024, other than the Series A Preferred Stock discussed above.

Common Stock

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in the nine periods ended September 28, 2025 or the nine months ended September 30, 2024, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and nine periods ended September 28, 2025, the Company paid an aggregate consideration of $0.2 million and $1.1 million, respectively, for the repurchases of 0.1 million and 0.4 million shares, respectively. During the three and nine months ended September 30, 2024, the Company spent $2.3 million and $3.2 million, respectively, for the repurchase of 0.6 million and 0.7 million shares, respectively. As of September 28, 2025, the Company had repurchased 3,390,247 shares for $19.3 million under the repurchase program.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of September 28, 2025 and December 31, 2024.

			Warrants	Exercise	Shares available for purchase
Issuance date	Holder of warrants	Expiration date	Issued	Price	September 28, 2025	December 31, 2024
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 14 – Stock-Based Compensation and Warrants

Stock-Based Compensation

As of September 28, 2025, the Company had 1,825,747 shares available for issuance under the Company’s 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost was $1.2 million and $1.6 million for the three periods ended September 28, 2025 and the three months ended September 30, 2024, respectively, and $4.3 million and $4.4 million for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost was $0.2 million and $0.6 million of stock granted to directors for the three and nine periods ended September 28, 2025, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and nine periods ended September 28, 2025 included $0.2 million and $0.7 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”) compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards. Changes in stock options during the nine periods ended September 28, 2025 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 31, 2024	838,284	$3.11	4.72 years	$567
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(9,356)	5.73
Outstanding at September 28, 2025	828,928	$3.08	3.72 years	$360
Exercisable at September 28, 2025	828,928	$3.08	3.72 years	$360

A summary of the status of the Company’s non-vested stock options during the nine periods ended September 28, 2025 is presented below:

		Weighted
		average exercise
	Shares	price
Non-vested stock options at December 31, 2024	259,342	$5.73
Granted	—	—
Vested	(249,986)	5.73
Cancelled, expired or forfeited	(9,356)	5.73
Outstanding at September 28, 2025	—	$—

The fair value of options that vested in the nine periods ended September 28, 2025 was $0.9 million. As of September 28, 2025, there is no unrecognized compensation cost related to non-vested awards.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine periods ended September 28, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 31, 2024	973,100	$6.66
Granted	900,689	3.02
Vested	(451,762)	7.81
Cancelled, expired or forfeited	(178,630)	4.18
Non-vested RSUs at September 28, 2025	1,243,397	$3.96

As of September 28, 2025, the Company had approximately $3.9 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.9 years.

Performance Stock Unit Activity

The Company issues PSUs under the 2019 Equity Plan. PSUs in the table below include both a market condition and time element. The PSUs may be earned based on achieving common stock price targets within a time period, and if earned, will vest and be settled based on a time element specified in the respective agreement For PSUs granted during 2025, the Company, with the assistance of a third-party specialist, calculated the fair value using the Monte Carlo Simulation, a risk-free rate of 3.9%, a starting common stock value of $2.98, volatility of 71%, and a standard normal distribution. The PSUs were valued at $0.3 million and are amortized evenly over 36 months.

A summary of the status of PSUs and changes during the nine periods ended September 28, 2025 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 31, 2024	473,166	$5.63
Granted	118,367	2.49
Vested	—	—
Cancelled, expired or forfeited	(33,045)	3.41
Non-vested PSUs at September 28, 2025	558,488	$5.10

As of September 28, 2025, the Company had $1.1 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.3 years.

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

Certain financial information relating to the three and nine periods ended September 28, 2025 and the three and nine months ended September 30, 2024 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended September 28, 2025
Owned restaurant net revenue	$45,832	$99,994	$31,383	$215	$177,424
Owned restaurant cost of sales	(11,131)	(19,318)	(6,961)	(2)	(37,412)
Owned restaurant operating expenses	(28,822)	(66,748)	(24,303)	(28)	(119,901)
Restaurant operating profit	5,879	13,928	119	185	20,111
Management, license, franchise and incentive fee revenue	2,234	467	—	75	2,776
General and administrative expenses					(12,028)
Stock based compensation					(1,246)
Depreciation and amortization					(11,530)
Loss on impairment of long-lived assets					(3,386)
Transition and integration expenses					(2,607)
Pre-opening expenses					(698)
Transaction and exit costs					(13)
Lease termination and exit income (expenses)					278
Other income (expenses)					470
Interest expense, net of interest income					(10,483)
Loss before benefit for income taxes					(18,356)

Reconciliation of total revenues
Owned restaurant net revenues					177,424
Management, license, franchise, and incentive fee revenue					2,776
Total revenues					$180,200

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three months ended September 30, 2024
Owned restaurant net revenue	$44,724	$103,770	$41,834	$259	$190,587
Owned restaurant cost of sales	(10,941)	(19,801)	(9,130)	(8)	(39,880)
Owned restaurant operating expenses	(27,236)	(66,859)	(32,071)	(57)	(126,223)
Restaurant operating profit	6,547	17,110	633	194	24,484
Management, license, franchise and incentive fee revenue	2,667	675	—	46	3,388
General and administrative expenses					(11,234)
Stock based compensation					(1,580)
Depreciation and amortization					(9,416)
Transition and integration expenses					(6,274)
Pre-opening expenses					(2,118)
Transaction and exit costs					(850)
Other income (expenses)					(46)
Interest expense, net of interest income					(10,679)
Loss before benefit for income taxes					(14,325)

Reconciliation of total revenues
Owned restaurant net revenue					190,587
Management, license, franchise and incentive fee revenue					3,388
Total revenues					$193,975

	STK	Benihana	Grill Concepts	Other(1)	Total
For the nine periods ended September 28, 2025
Owned restaurant net revenue	$152,017	$330,735	$105,489	$488	$588,729
Owned restaurant cost of sales	(36,577)	(64,246)	(22,892)	(7)	(123,722)
Owned restaurant operating expenses	(91,169)	(208,903)	(77,859)	(238)	(378,169)
Restaurant operating profit	24,271	57,586	4,738	243	86,838
Management, license, franchise and incentive fee revenue	8,271	1,489	—	219	9,979
General and administrative expenses					(33,679)
Stock based compensation					(4,348)
Depreciation and amortization					(32,229)
Loss on impairment of long-lived assets					(3,386)
Transition and integration expenses					(10,275)
Pre-opening expenses					(3,958)
Transaction and exit costs					(143)
Lease termination and exit income (expenses)					(5,428)
Other income (expenses)					147
Interest expense, net of interest income					(30,600)
Loss before benefit for income taxes					(27,082)

Reconciliation of total revenues
Owned restaurant net revenues					588,729
Management, license, franchise, and incentive fee revenue					9,979
Total revenues					$598,708

	STK	Benihana	Grill Concepts	Other(1)	Total
For the nine months ended September 30, 2024
Owned restaurant net revenue	$145,770	$181,655	$113,286	$405	$441,116
Owned restaurant cost of sales	(35,161)	(35,055)	(24,240)	(15)	(94,471)
Owned restaurant operating expenses	(83,840)	(113,325)	(82,373)	(95)	(279,633)
Restaurant operating profit	26,769	33,275	6,673	295	67,012
Management, license, franchise and incentive fee revenue	9,023	1,096	—	229	10,348
General and administrative expenses					(26,549)
Stock based compensation					(4,433)
Depreciation and amortization					(22,701)
Transition and integration expenses					(10,068)
Pre-opening expenses					(7,548)
Transaction and exit costs					(8,728)
Lease termination and exit income (expenses)					(471)
Other income (expenses)					(78)
Interest expense, net of interest income					(20,622)
Loss on early debt extinguishment					(4,149)
Loss before benefit for income taxes					(27,987)

Reconciliation of total revenues
Owned restaurant net revenue					441,116
Management, license, franchise and incentive fee revenue					10,348
Total revenues					$451,464

(1) Other includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

Note 16 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Domestic revenues	$179,471	$193,253	$596,470	$449,056
International revenues	729	722	2,238	2,408
Total revenues	$180,200	$193,975	$598,708	$451,464

	September 28,	December 31,
	2025	2024
Domestic long-lived assets	$831,676	$889,126
International long-lived assets	1,350	1,628
Total long-lived assets	$833,026	$890,754

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

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 157 venues including 30 STKs, 85 Benihanas, 23 Kona Grills and 13 RA Sushis in major cities in North America, Europe, Latin America and the Middle East and 6 F&B venues operated under ONE Hospitality in three hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open five to seven new venues in 2025. We have opened the following restaurants to date in 2025:

●	Owned Benihana restaurant in San Mateo, California (March 2025)
●	Owned STK restaurant in Topanga, California (April 2025)
●	Owned STK restaurant in Los Angeles, California (May 2025 - relocation of our existing STK Westwood restaurant)
●	Franchised Benihana Express restaurant in Miami, Florida (June 2025)
●	Owned STK restaurant in Scottsdale, Arizona (Octobe 2025 – conversion of a former RA Sushi restaurant)

There are currently two Company-owned STK restaurants, one Company-owned Benihana restaurant and one Company-owned Kona Grill restaurant under construction in the following cities:

●	Owned STK restaurant in Oak Brook, Illinois
●	Owned STK restaurant in Phoenix, Arizona
●	Owned Benihana restaurant in Seattle, Washington
●	Owned Kona Grill restaurant in San Antonio, Texas (relocation of an existing Kona Grill restaurant)

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana(2)	Grill Concepts	ONE Hospitality(3)	Total
Domestic
Owned	20	73	36	1	130
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	8	—	—	8
Total domestic	22	81	36	2	141
International
Owned	—	—	—	—	—
Managed	5	—	—	4	9
Licensed	3	—	—	—	3
Franchised	—	4	—	—	4
Total international	8	4	—	4	16
Total venues	30	85	36	6	157
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes Benihana locations at sports arenas.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.

During the third quarter of 2025, we closed one RA Sushi restaurant upon its lease expiration, and we terminated a license agreement for one STK restaurant. During the fourth quarter of 2025, we closed one RA Sushi restaurant and converted it to an STK restaurant.

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

Executive Summary

Total revenues decreased $13.8 million, or 7.1% to $180.2 million for the three periods ended September 28, 2025 compared to $194.0 million for the three months ended September 30, 2024 primarily due to a decline in same store sales during this challenging consumer environment.

Same store sales for 2025 compared to 2024 and 2024 compared to 2023 were as follows:

	2024 vs. 2023					2025 vs. 2024
	Q1	Q2	Q3	Q4	YTD	Q1	Q2	Q3
US STK Owned Restaurants	(6.0)%	(11.9)%	(11.4)%	(5.0)%	(8.3)%	(2.3)%	(4.9)%	(6.2)%
US STK Managed Restaurants	(8.6)%	(7.4)%	(10.3)%	(12.2)%	(9.5)%	(12.7)%	(9.5)%	(4.7)%
US STK Total Restaurants	(6.8)%	(10.6)%	(11.1)%	(6.9)%	(8.7)%	(3.6)%	(6.0)%	(5.8)%
Benihana Owned Restaurants	—%	(1.0)%	(4.2)%	(0.2)%	(1.8)%	0.7%	0.4%	(4.0)%
Grill Concepts Owned Restaurants	(9.7)%	(13.0)%	(17.0)%	(11.7)%	(13.2)%	(13.7)%	(14.6)%	(11.8)%
Combined Same Store Sales	(7.9)%	(7.0)%	(8.8)%	(4.3)%	(6.8)%	(3.2)%	(4.1)%	(5.9)%

Operating loss increased $4.3 million to $7.9 million for the three periods ended September 28, 2025 compared to $3.6 million operating loss for the three months ended September 30, 2024. The change is primarily attributed to non-cash impairment on long-lived assets, decreased same store sales, fixed cost deleveraging resulting from a decrease in same store sales and increased inflation partially offset by a reduction in transition and integration expenses related to the Benihana Acquisition compared to the 2024 period.

Restaurant Operating Profit decreased $4.4 million, or 17.9%, to $20.1 million for the three periods ended September 28, 2025 compared to $24.5 million for the three months ended September 30, 2024. The decrease in Restaurant Operating Profit was attributable to decreased same store sales, fixed cost deleveraging resulting from the decrease in same store sales and increased inflation. Restaurant Operating Profit as a percentage of owned restaurant net revenue was 11.3% in the third quarter of 2025 compared to 12.8% in the third quarter of 2024. See “Results of Operations” below for a reconciliation of Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Nine Periods Ended September 28, 2025 Compared to the Nine Months Ended September 30, 2024

Total revenues increased $147.2 million, or 32.6%, to $598.8 million for the nine periods ended September 28, 2025 compared to $451.5 million for the nine months ended September 30, 2024 primarily attributable to the Benihana Acquisition on May 1, 2024.

Operating income increased $6.7 million to $3.5 million for the nine periods ended September 28, 2025 compared to an operating loss of $3.2 million for the nine months ended September 30, 2024 primarily due to the increase in operating income attributable to the acquired restaurants partially offset by non-cash impairment on long-lived assets.

Restaurant Operating Profit increased $19.8 million or 29.6% to $86.8 million for the nine periods ended September 28, 2025 compared to restaurant operating profit of $67.0 million for the nine months ended September 30, 2024 primarily attributable to the acquired restaurants. Restaurant Operating Profit as a percentage of owned restaurant net revenue was 14.8% in the first nine periods of 2025 compared to 15.2% in the first nine months of 2024. See “Results of Operations” below for reconciliation to Operating income (loss), the most directly comparable GAAP measure to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	$177,424	$190,587	$588,729	$441,116
Management, license, franchise and incentive fee revenue	2,776	3,388	9,979	10,348
Total revenues	180,200	193,975	598,708	451,464
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	37,412	39,880	123,722	94,471
Owned restaurant operating expenses	119,901	126,223	378,169	279,633
Total owned operating expenses	157,313	166,103	501,891	374,104
General and administrative (including stock-based compensation of $1,246 and $4,348 for the three and nine periods ended September 28, 2025, respectively, and $1,580 and $4,433 for the three and nine months ended September 30, 2024, respectively)	13,274	12,814	38,027	30,982
Depreciation and amortization	11,530	9,416	32,229	22,701
Loss on impairment of long-lived assets	3,386	—	3,386	—
Transition and integration expenses	2,607	6,274	10,275	10,068
Pre-opening expenses	698	2,118	3,958	7,548
Transaction and exit costs	13	850	143	8,728
Lease termination and exit (income) expenses	(278)	—	5,428	471
Other (income) expenses	(470)	46	(147)	78
Total costs and expenses	188,073	197,621	595,190	454,680
Operating (loss) income	(7,873)	(3,646)	3,518	(3,216)
Other expenses, net:
Interest expense, net of interest income	10,483	10,679	30,600	20,622
Loss on early debt extinguishment	—	—	—	4,149
Total other expenses, net	10,483	10,679	30,600	24,771
Loss before provision (benefit) for income taxes	(18,356)	(14,325)	(27,082)	(27,987)
Provision (benefit) for income taxes	59,141	(4,856)	60,125	(8,583)
Net loss	(77,497)	(9,469)	(87,207)	(19,404)
Less: net loss attributable to noncontrolling interest	(757)	(165)	(1,338)	(689)
Net loss attributable to The ONE Group Hospitality, Inc.	$(76,740)	$(9,304)	$(85,869)	$(18,715)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Owned restaurant net revenue	98.5%	98.3%	98.3%	97.7%
Management, license, franchise and incentive fee revenue	1.5%	1.7%	1.7%	2.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	21.1%	20.9%	21.0%	21.4%
Owned restaurant operating expenses (1)	67.6%	66.2%	64.2%	63.4%
Total owned operating expenses (1)	88.7%	87.2%	85.2%	84.8%
General and administrative (including stock-based compensation of 0.7% and 0.7% for the three and nine periods ended September 28, 2025, respectively, and 0.9% and 1.1% for the three and nine months ended September 30, 2024, respectively)	7.4%	6.6%	6.4%	6.9%
Depreciation and amortization	6.4%	4.9%	5.4%	5.0%
Loss on impairment of long-lived assets	1.9%	—%	0.6%	—%
Transition and integration expenses	1.4%	3.2%	1.7%	2.2%
Pre-opening expenses	0.4%	1.1%	0.7%	1.7%
Transaction and exit costs	—%	0.4%	—%	1.9%
Lease termination and exit (income) expenses	(0.2)%	—%	0.9%	0.1%
Other (income) expenses	(0.3)%	—%	—%	—%
Total costs and expenses	104.4%	101.9%	99.4%	100.7%
Operating (loss) income	(4.4)%	(1.9)%	0.6%	(0.7)%
Other expenses, net:
Interest expense, net of interest income	5.8%	5.5%	5.1%	4.6%
Loss on early debt extinguishment	—%	—%	—%	0.9%
Total other expenses, net	5.8%	5.5%	5.1%	5.5%
Loss before provision (benefit) for income taxes	(10.2)%	(7.4)%	(4.5)%	(6.2)%
Provision (benefit) for income taxes	32.8%	(2.5)%	10.0%	(1.9)%
Net loss	(43.0)%	(4.9)%	(14.6)%	(4.3)%
Less: net loss attributable to noncontrolling interest	(0.4)%	(0.1)%	(0.2)%	(0.2)%
Net loss attributable to The ONE Group Hospitality, Inc.	(42.6)%	(4.8)%	(14.3)%	(4.1)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(76,740)	$(9,304)	$(85,869)	$(18,715)
Net loss attributable to noncontrolling interest	(757)	(165)	(1,338)	(689)
Net loss	(77,497)	(9,469)	(87,207)	(19,404)
Interest expense, net	10,483	10,679	30,600	20,622
Provision (benefit) for income taxes	59,141	(4,856)	60,125	(8,583)
Depreciation and amortization	11,530	9,416	32,229	22,701
EBITDA	3,657	5,770	35,747	15,336
Stock-based compensation	1,246	1,580	4,348	4,433
Loss on impairment of long-lived assets	3,386	—	3,386	—
Transaction and exit costs	13	850	143	8,728
Transition and integration expenses	2,607	6,274	10,275	10,068
Lease termination and exit (income) expense (1)	(278)	—	5,428	471
Non-cash rent expense (income) (2)	243	283	(614)	196
Loss on early debt extinguishment	—	—	—	4,149
Other (income) expenses (3)	(470)	46	(147)	78
Adjusted EBITDA	10,404	14,803	58,566	43,459
Adjusted EBITDA attributable to noncontrolling interest	(155)	(54)	(551)	(387)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$10,559	$14,857	$59,117	$43,846
(1)	Lease termination and exit (income) expenses are costs associated with closed locations.
(2)	Non-cash rent expense (income) is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations and comprehensive income.
(3)	Other (income) expenses in the three months eneded September 28, 2025 are related to a gain on a legal settlement.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
Operating (loss) income as reported	$(7,873)	$(3,646)	$3,518	$(3,216)
Management, license and incentive fee revenue	(2,776)	(3,388)	(9,979)	(10,348)
General and administrative	13,274	12,814	38,027	30,982
Depreciation and amortization	11,530	9,416	32,229	22,701
Loss on impairment of long-lived assets	3,386	—	3,386	—
Transition and integration expenses	2,607	6,274	10,275	10,068
Pre-opening expenses	698	2,118	3,958	7,548
Transaction and exit costs	13	850	143	8,728
Lease termination and exit (income) expenses	(278)	—	5,428	471
Other (income) expenses	(470)	46	(147)	78
Restaurant Operating Profit	$20,111	$24,484	$86,838	$67,012
Restaurant Operating Profit as a percentage of owned restaurant net revenue	11.3%	12.8%	14.8%	15.2%
Non-Cash Rent	238	335	(614)	299
Restaurant EBITDA	$20,349	$24,819	$86,224	$67,311
Restaurant EBITDA as a percentage of owned restaurant net revenue	11.5%	13.0%	14.6%	15.3%

Restaurant Operating Profit by brand is as follows (in thousands):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
STK restaurant operating profit (Company owned)	$5,879	$6,547	$24,271	$26,769
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	12.8%	14.6%	16.0%	18.4%
Benihana restaurant operating profit (Company owned)	$13,928	$17,110	$57,586	$33,275
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	13.9%	16.5%	17.4%	18.3%
Core Grill Concepts restaurant operating profit	$131	$1,416	$5,227	$7,964
Core Grill Concepts restaurant operating profit as a percentage of Grill Concepts revenue	0.4%	3.9%	5.2%	8.0%
Non-core Grill Concepts restaurant operating profit	$(12)	$(783)	$(489)	$(1,291)

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended September 28,	For the three months ended September 30,	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024	2025	2024
STK restaurant EBITDA (Company owned)	$5,790	$6,250	$23,633	$25,892
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	12.6%	14.0%	15.5%	17.8%
Benihana restaurant EBITDA (Company owned)	$14,364	$17,679	$58,843	$34,207
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	14.4%	17.0%	17.8%	18.8%
Core Grill Concepts restaurant EBITDA	$22	$1,479	$4,146	$8,225
Core Grill Concepts restaurant EBITDA as a percentage of Grill Concepts revenue	0.1%	4.0%	4.1%	8.2%
Non-core Grill Concepts restaurant EBITDA	$(12)	$(783)	$(641)	$(1,308)

The following pro forma results of operations for the three and nine periods ended September 28, 2025 and the three and nine months ended September 30, 2024 give effect to the six owned restaurant closures in 2025 and the five owned restaurant closures in 2024 if they had occurred on January 1, 2024 (in thousands):

	For the three periods ended September 28,			For the three months ended September 30,
	2025			2024
	As Reported	Adjusted	Pro-forma	As Reported	Adjusted	Pro-forma
Total revenues	$180,200	$(369)	$179,831	$193,975	$(5,872)	$188,103
Total owned operating expenses	$157,313	$(419)	$156,894	$166,103	$(6,592)	$159,511
Operating (loss) income	$(7,873)	$(81)	$(7,954)	$(3,646)	$1,098	$(2,548)
Loss before benefit for income taxes	$(18,356)	$(81)	$(18,437)	$(14,325)	$1,098	$(13,227)

	For the nine periods ended September 28,			For the nine months ended September 30,
	2025			2024
	As Reported	Adjusted	Pro-forma	As Reported	Adjusted	Pro-forma
Total revenues	$598,708	$(5,913)	$592,795	$451,464	$(16,183)	$435,281
Total owned operating expenses	$501,891	$(6,409)	$495,482	$374,104	$(17,171)	$356,933
Operating (loss) income	$3,518	$5,677	$9,195	$(3,216)	$2,648	$(568)
Loss before benefit for income taxes	$(27,082)	$5,677	$(21,405)	$(27,987)	$2,648	$(25,339)

Results of Operations for the Three Periods September 28, 2025 Compared to the Three Months Ended September 30, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $13.2 million, or 6.9%, to $177.4 million for the three periods ended September 28, 2025 from $190.6 million for the three months ended September 30, 2024. The decrease was primarily attributable to a reduction in comparable restaurant sales and the closure of ten Grill Concepts restaurant since October 2024. Comparable restaurant sales decreased 5.9% for the third quarter of 2025 compared to the third quarter of 2024 primarily due to the current economic and macro environment.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues decreased $0.6 million to $2.8 million for the third quarter of 2025 compared to $3.4 million for the third quarter of 2024. The decrease is attributed to lower management, license and incentive fee revenue at our managed STK restaurants in North America and reduced management and incentive fee revenues due to exiting two license agreements.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $2.5 million, or 6.2%, to $37.4 million for the three periods ended September 28, 2025 from $39.9 million for the three months ended September 30, 2024. The decrease in owned restaurant cost of sales is primarily attributed to the reduction in owned restaurant net revenue as noted above. As a percentage of owned restaurant net revenue, cost of sales increased slightly to 21.1% for the third quarter of 2025 compared to 20.9% for the third quarter of 2024 due to commodities inflation.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $6.3 million to $119.9 million for the three periods ended September 28, 2025 from $126.2 million for the three months ended September 30, 2024. The decrease in owned restaurant operating costs is primarily attributed to the reduction in owned restaurant net revenue as noted above. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 140 basis points from 66.2% in the three months ended September 30, 2024 to 67.6% for the three periods ended September 28, 2025 primarily due to investments in marketing, general cost inflation and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $0.5 million, or 3.6%, to $13.3 million for the three periods ended September 28, 2025 from $12.8 million for the three months ended September 30, 2024. The increase was attributable to increased information technology expenses. As a percentage of revenues, general and administrative costs were 7.4% for the three periods ended September 28, 2025 compared to 6.6% for the three months ended September 30, 2024.

Depreciation and amortization. Depreciation and amortization expense was $11.5 million for the three periods ended September 28, 2025 compared to $9.4 million for the three months ended September 30, 2024. The increase was primarily related to depreciation and amortization for new venues and capital expenditures to maintain and enhance the guest experience in our restaurants.

Impairment on long-lived assets. For the three periods ended September 28, 2025, we incurred $3.4 million of non-cash impairment on long-lived assets primarily related to performance of restaurants with leases nearing expiration.

Pre-opening expenses. For the three periods ended September 28, 2025, we incurred $0.7 million of pre-opening expenses primarily related to pre-open rent for restaurants under development and payroll costs associated with the pre-opening training team as we prepare for restaurants scheduled to open in the fourth quarter of 2025. Pre-opening expenses decreased $1.4 million compared to the prior year period primarily due to a smaller pre-opening training team and no restaurant openings during the third quarter of 2025. Detail of pre-opening expenses by category is provided in the table below for the three periods ended September 28, 2025 and three months ended September 30, 2024 (in thousands).

Three Periods Ended September 28, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$133	$—	$133
Restaurants	289	276	565
Total	$422	$276	$698

Three Months Ended September 30, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$1,116	$—	$1,116
Restaurants	549	453	1,002
Total	$1,665	$453	$2,118
(1)	Cash rent paid was $0.2 million for each of the three periods ended September 28, 2025 and the three months ended September 30, 2024.

Transaction and exit costs. Transaction and exit costs were $0.9 million for the three months ended September 30, 2024. Costs for the third quarter of 2024 primarily reflected legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the three periods ended September 28, 2025, we incurred $2.6 million of transition and integration costs associated with the Benihana Acquisition compared to $6.3 million in the prior year quarter. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that will be eliminated in the foreseeable future. We do not expect to incur material transition or integration costs associated with the Benihana Acquisition going forward.

Lease termination and exit (income) expenses. Lease termination and exit income was $0.3 million for the three periods ended September 28, 2025. The lease termination and exit expenses for the third quarter of 2025 primarily related to the termination of lease possession for two restaurants closed during the second quarter and the resulting write-off of the right-of-use asset and liability.

Interest expense, net of interest income: Interest expense, net of interest income, was $10.5 million for the three periods ended September 28, 2025 compared to $10.7 million for the three months ended September 30, 2024. The weighted average interest rate for the three periods ended September 28, 2025 was 10.7% compared to 11.8% for the three months ended September 30, 2024.

Provision (benefit) for income taxes. For the three periods ended September 28, 2025, income tax provision was $59.1 million compared to income tax benefit of $4.6 million for the three months ended September 30, 2024. The increase in income tax expense is primarily due to the non-cash valuation allowance that was recorded during the third quarter of 2025 against the deferred tax assets.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.7 million for the three periods ended September 28, 2025 compared to a loss of $0.2 million for the three months ended September 30, 2024.

Results of Operations for the Nine Periods Ended September 28, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $147.6 million, or 33.5%, to $588.7 million for the nine periods ended September 28, 2025 from $441.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $367.3 million in revenues during the nine periods ended September 28, 2025 compared to $208.1 million for the five-month period owned by the Company in the prior year. The increase in revenues is also attributed to new venues opened since March 2024, offset by a reduction in comparable restaurant sales and restaurant closures in the fourth quarter of 2024 and the nine periods ended September 28, 2025. Comparable restaurant sales decreased 4.3% during the nine periods ended September 28, 2025 compared to the nine months ended September 30, 2024.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.3 million, or 3.6%, to $10.0 million for the nine periods ended September 28, 2025 from $10.3 million for the nine months ended September 30, 2024. The decrease was primarily attributable to decreased sales at our STK managed and licensed restaurants partially offset by increased revenues at Benihana franchised restaurants which generated $1.5 million in revenues during the nine periods ended September 28, 2025 compared to $1.1 million for the five-month period owned by the Company in the prior year.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $29.2 million, or 31.0%, to $123.7 million for the nine periods ended September 28, 2025 compared to $94.5 million for the nine months ended September 30, 2024. The increase in cost of sales was due to the incremental sales increases noted above from the acquisition of Benihana and RA Sushi and the opening of new venues since March 2024.

As a percentage of owned restaurant net revenue, cost of sales improved 40 basis points from 21.4% in the nine months ended September 30, 2024 to 21.0% for the nine periods ended September 28, 2025 primarily due to lower cost of sales for Benihana restaurants and integration synergies partially offset by commodities inflation.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $98.6 million to $378.2 million for the nine periods ended September 28, 2025 from $279.6 million for the nine months ended September 30, 2024. The increase in owned restaurant operating expense is primarily due to the incremental operating expenses increases from the acquisition of Benihana and RA Sushi. Owned restaurant operating expenses as a percentage of owned restaurant net revenue increased 80 basis points from 63.4% in the nine months ended September 30, 2024 to 64.2% for the nine periods ended September 28, 2025 primarily due to investments in marketing, general cost inflation, a higher staffing model for Benihana and RA Sushi restaurants and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $7.0 million, or 22.7%, to $38.0 million for the nine periods ended September 28, 2025 from $31.0 million for the nine months ended September 30, 2024. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased professional fees. As a percentage of revenues, general and administrative costs were 6.4% for the nine periods ended September 28, 2025 compared to 6.9% for the nine months ended September 30, 2024.

Depreciation and amortization. Depreciation and amortization expense was $32.2 million and $22.7 million for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively. The increase was primarily related to nine periods of depreciation and amortization for the Benihana and RA Sushi restaurants acquired on May 1, 2024 compared to five months of depreciation expense in the prior year. The increase in depreciation expense is also due to new venues opened since March 2024 and capital expenditures to maintain and enhance the guest experience in our restaurants.

Impairment on long-lived assets. For the nine periods ended September 28, 2025, we incurred $3.4 million of non-cash impairment on long-lived assets primarily related to performance of restaurants with leases nearing expiration.

Pre-opening expenses. For the nine periods ended September 28, 2025, we incurred $4.0 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for three restaurants that opened during the first half of 2025. Pre-opening expenses decreased $3.5 million compared to the prior year period primarily due to the rightsizing of the pre-opening training team.

 For the nine months ended September 30, 2024, we incurred $7.5 million of pre-opening expenses primarily related to payroll, training and non-cash pre-open rent for STK Washington DC, which opened in March 2024, RA Sushi Plantation, which opened July 1, 2024, Kona Grill Tigard, which opened in September 2024, and STK Aventura, which opened in October 2024. Detail of pre-opening expenses by category is provided in the table below for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024 (in thousands).

Nine Months Ended September 28, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$978	$—	$978
Restaurants	1,800	1,180	2,980
Total	$2,778	$1,180	$3,958

Nine Months Ended September 30, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$4,069	$—	$4,069
Restaurants	2,083	1,396	3,479
Total	$6,152	$1,396	$7,548
(1)	Cash rent paid was $1.0 million and $0.6 million for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively.

Transaction and exit costs. Transaction and exit costs were $0.1 million for the nine periods ended September 28, 2025 compared to $8.7 million for the nine months ended September 30, 2024. These costs primarily included investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Transition and integration costs. In the nine periods ended September 28, 2025, we incurred $10.3 million of transition and integration costs associated with the Benihana Acquisition compared to $10.1 million in the nine months ended September 30, 2024. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses. We do not expect to incur any material transition or integration costs associated with the Benihana Acquisition going forward.

Lease termination and exit (income) expenses. Lease termination and exit expenses were $5.4 million for the nine periods ended September 28, 2025 compared to $0.5 million for the nine months ended September 30, 2024. Costs for the first nine periods of 2025 primarily related to accelerated depreciation as well as exit costs associated with the six restaurants closed in the first nine periods of 2025 and the termination of an operating agreement.

Interest expense, net of interest income. Interest expense, net of interest income, was $30.6 million for the nine periods ended September 28, 2025 compared to $20.6 million for the nine months ended September 30, 2024. We borrowed $350.0 million on the Credit Agreement on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for the nine periods ended September 28, 2025 was 10.8% compared to 11.8% in the same period of 2024.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under the credit agreement with Goldman Sachs to early extinguish the $73.1 million of outstanding term loans. For the nine months ended September 30, 2024, we recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished.

Provision (benefit) for income taxes. The provision for income taxes for the nine periods ended September 28, 2025 was $60.1 million compared to a benefit for income taxes of $8.6 million for the nine months ended September 30, 2024. The increase in income tax expense is primarily due to the non-cash valuation allowance that was recorded during the third quarter of 2025 against the deferred tax assets.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $1.3 million for the nine periods ended September 28, 2025 compared to a net loss of $0.7 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months, including the costs of opening currently planned new restaurants, through cash provided by operations and construction allowances provided by landlords of certain locations. We also may borrow on our revolving credit facility, utilize equipment financing or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of September 28, 2025, we had cash and cash equivalents and restricted cash and cash equivalents totaling $6.0 million and $355.0 million in long-term debt, which consisted of borrowings under our Credit Agreement and Equipment Security Notes. As of September 28, 2025, the availability on our revolving credit facility was $28.7 million, subject to certain conditions.

For the nine periods ended September 28, 2025, capital expenditures were $44.2 million of which $22.6 million related to the construction of new STK, Benihana and Kona Grill restaurants, $4.1 related to remodels or major projects at existing restaurants and $15.8 million related to existing restaurants. Net capital expenditures, inclusive of $3.0 million in landlord contributions, was $41.0 million for the nine periods ended September 28, 2025. We expect to receive between $1.0 million to $1.8 million in landlord contributions in the next three months. Capital expenditures by type for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024, respectively, are provided below (in thousands).

Nine Periods Ended September 28, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$15,612	$4,761	$2,006	$226	$22,605
Remodels	1,739	1,812	564	—	4,115
Maintenance	5,580	5,456	4,795	—	15,831
Other (2)	157	456	211	797	1,621
Total	$23,088	$12,485	$7,576	$1,023	$44,172

Tenant Improvement Allowance	$1,859	$640	$542	$—	$3,041

Nine Months Ended September 30, 2024	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$32,833	$1,401	$8,370	$414	$43,018
Maintenance	2,865	4,739	3,063	—	10,667
Other	—	—	—	85	85
Total	$35,698	$6,140	$11,433	$499	$53,770

Tenant Improvement Allowance	$3,247	$—	$1,460	$—	$4,707
(1)	Includes inventory of restaurant equipment for venues under development.
(2)	Includes equipment purchased as part of a corporate initiative

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

Cash Flows

The following table summarizes the statement of cash flows for the nine periods ended September 28, 2025 and the nine months ended September 30, 2024 (in thousands):

	For the nine periods ended September 28,	For the nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$17,222	$25,668
Investing activities	(44,172)	(423,606)
Financing activities	4,822	405,565
Effect of exchange rate changes on cash	100	10
Net increase (decrease) in cash and cash equivalents	$(22,028)	$7,637

Operating Activities. Net cash provided by operating activities was $17.2 million for the nine periods ended September 28, 2025, compared to $25.7 million for the nine months ended September 30, 2024. The change in net cash provided by operating activities was primarily attributable to the timing of collections on accounts receivables and payments on accrued expenses.

Investing Activities. Net cash used in investing activities for the nine periods ended September 28, 2025 was $44.2 million which was comprised of $22.6 million in capital expenditures primarily for the construction of three restaurants opened during the first half of 2025, as well as residual payments on the two restaurants that opened during the fourth quarter of 2024 and restaurants that were under development as of September 28, 2025, as well as capital expenditures for existing restaurants.

Net cash used in investing activities for the nine months ended September 30, 2024 was $423.6 million which was comprised of $369.8 million for the Benihana Acquisition, net of cash acquired and $53.8 million in capital expenditures for the construction of STK Washington DC, which opened in March 2024, and a RA Sushi in Plantation, FL, which opened in July 2024, a Kona Grill in Tigard, OR, which opened in September 2024, and a STK in Aventura, FL, which opened in October 2024, in addition to residual payments on four restaurants that opened during the fourth quarter of 2023 and several restaurants that were under development as of September 30, 2024.

Financing Activities. Net cash used in financing activities for the nine periods ended September 28, 2025 was $4.8 million and primarily comprised $11.5 million in borrowings on long-term debt offset by $5.0 million in repayments on long-term debt and financing lease liabilities and $1.1 million in stock repurchases.

Net cash used in financing activities for the nine months ended September 30, 2024 was $405.6 million and was comprised of net proceeds from borrowings under the Credit Agreement of $333.8 million and net proceeds from the issuance of preferred stock and warrants of $138.9 million, partially offset by the repayment of the Goldman Sachs debt of $73.6 million.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 28, 2025 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 28, 2025.

Changes in Internal Controls

On May 1, 2024, we completed the Benihana Acquisition and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Benihana Acquisition, we have excluded the acquired Benihana business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2024. Benihana and RA Sushi make up approximately 50.0% of our total revenue for the year ended December 31, 2024 and 64.9% of our total assets as of December 31, 2024. Other than discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We will include the acquired Benihana business in our assessment and report on internal controls over financial reporting for the year ending December 28, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. As of September 28, 2025, the Company had purchased 3.4 million shares for $19.3 million under the program.

During the three periods ended September 28, 2025, the Company purchased 0.1 million shares for aggregate consideration of $0.2 million.The table below reflects shares of common stock purchased during the third quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
June 30, 2025 - July 27, 2025	—	—	—	$ 943,960
July 28, 2025 - August 24, 2025	69,749	$ 2.85	69,749	$ 743,312
August 25, 2025 - September 28, 2025	—	—	—	$ 743,312

	69,749	$ 2.85	69,749

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the third quarter ended September 28, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on September 5, 2014).
3.2	Certificate of Designations of Series A Preferred Stock (Incorporated by reference to Form 8-K filed on May 1, 2024).
3.3	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
10.1†*ᶲ	Offer Letter, by and between Nicole Thaung and The ONE Group Hospitality, Inc., dated September 7, 2025
10.2†*	Employment agreement, by and between Nicole Thaung and Benihana, Inc., dated August 20, 2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

†Management contract or compensatory plan or arrangement.

ᶲCertain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2025

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Nicole Thaung
Nicole Thaung, Chief Financial Officer