Form 10-K
period 2025-12-28
ONE Group Hospitality, Inc.
filed 2026-03-19
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $92,651,219.

Number of shares of Common Stock outstanding as of February 28, 2026:   31,245,373

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. The term “year ended” refers to the entire fiscal year unless the context otherwise indicates.

Item 1. Business

Description of the Business

We are an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants. The Company’s primary restaurant brands are: STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere; Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails; Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

Our food and beverage (“F&B”) hospitality management services are marketed as ONE Hospitality and include developing, managing and operating restaurants, bars, rooftop lounges, banqueting and catering facilities, private dining rooms, room service and mini bars tailored to the specific needs of high-end hotels and casinos. We also provide hospitality advisory and consulting services to certain clients. Our F&B hospitality clients operate global hospitality brands such as the ME Hotel and Hippodrome Casino. For those restaurants and venues that are managed, licensed or franchised, we generate management fee and franchise fee revenues based on top-line revenues and incentive fee revenues based on a percentage of the location’s revenues and net profits.

We currently own, operate, manage, license or franchise 158 venues including 31 STKs, 86 Benihanas, 23 Kona Grills and 12 RA Sushis in major metropolitan cities in North America, Europe and the Middle East and 6 F&B venues in three hotels and casinos in the United States and Europe.

We opened the following seven new venues in 2025:

●	Owned Benihana restaurant in San Mateo, California
●	Owned STK restaurant in Los Angeles, California (relocation of our existing STK Westwood restaurant)
●	Owned STK restaurant in Canoga Park, California
●	Franchised Benihana Express restaurant in Miami, Florida
●	Owned STK restaurant in Scottsdale, Arizona (conversion of a former RA Sushi restaurant)
●	Owned STK restaurant in Oak Brook, Illinois
●	Sports Arena Benihana restaurant at the UBS Arena in Elmont, New York

In January 2026, we opened a Company-owned Kona Grill restaurant in San Antonio, Texas, a relocation of an existing Kona Grill restaurant.

In February 2026, we converted a franchised Benihana restaurant to a Company-owned Benihana restaurant in Monterey, California.

We intend to add six to ten new venues in 2026.

There are currently two Company-owned STK restaurants and two Company-owned Benihana restaurants under construction in the following cities:

●	Owned STK restaurant in Phoenix, Arizona
●	Owned STK restaurant in New York, New York (relocation of an existing STK restaurant)
●	Owned Benihana restaurant in San Jose, California
●	Owned Benihana restaurant in Seattle, Washington

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

Brands and Locations

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts(2)	ONE Hospitality(3)	Total
Domestic
Owned	21	71	35	1	128
Sports arena(4)	—	4	—	—	4
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	7	—	—	7
Total domestic	23	82	35	2	142
International
Owned	—	—	—	—	—
Sports arena(4)	—	—	—	—	—
Managed	4	—	—	4	8
Licensed	4	—	—	—	4
Franchised	—	4	—	—	4
Total international	8	4	—	4	16
Total venues	31	86	35	6	158

(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes five temporarily closed venues.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.
(4)	Restaurants located within a sports arena that are included within the Company's owned restaurant net revenues, owned restaurant cost of sales and owned restaurant operating expenses that do not require a capital investment.

During 2024 and 2025, we completed a comprehensive review of our Grill Concepts portfolio and made the strategic decision to close or convert several locations. As part of this initiative, we closed four Kona Grill restaurants and two RA Sushi restaurants in 2025. Additionally, we closed one RA Sushi restaurant in January 2026.

In addition, during the first quarter of 2025, we exited two Benihana restaurants in sports arenas. In the second quarter of 2025, a management agreement for one STK restaurant and an operating agreement at The W Hotel were terminated. A ONE Hospitality venue was closed during the second quarter of 2025. In the third quarter of 2025, we terminated a license agreement for one STK restaurant and closed one RA Sushi restaurant. We converted a RA Sushi restaurant to a STK restaurant during the fourth quarter of 2025. We plan to convert up to an additional nine Company-owned Grill restaurants to Benihana or STK formats, with five that are expected to be converted by the end of 2026.

We expect to expand our operations domestically and internationally primarily through a mix of owned, licensed, managed and franchised restaurants using a disciplined and targeted site selection process. We refer to our licensing, management and franchising strategy as our “capital light strategy” because it requires significantly less capital than expansion through owned restaurants only. Refer to Item 2 – Properties for additional details regarding the domestic and international locations in which we operate.

In December 2025, we entered into our largest asset-light development agreement in our history by securing development rights for a total of ten restaurants, either Benihana or Benihana Express locations, throughout the Greater San Francisco Bay Area with an experienced operator. We expect this agreement will significantly accelerate our West Coast expansion while maintaining our focus on capital-efficient growth.

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

We operate twenty-one owned, five managed and five licensed STK restaurants in North America, Europe and the Middle East. Our STK restaurants average 10,400 square feet, and we typically target locations that range in size from 6,000 to 11,000 square feet. In 2025, the average domestic restaurant revenues and average check per person for owned and managed STK restaurants that have been open at least 24 months at December 28, 2025 were $14.2 million and $129, respectively.

We are focused on expanding our global STK footprint. We believe that the locations of our STK restaurants are critical to our long-term success, and we devote significant time and resources to analyze prospective restaurant sites. We intend to continue our focus on (i) metropolitan areas with demographic and discretionary spending profiles that favor our high-end concept and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified over 75 additional major metropolitan areas across the globe where we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open three to five STKs annually.

Benihana

Benihana is an interactive dining destination with highly skilled chefs preparing food right in front of guests and served in an energetic atmosphere. Benihana restaurants are a place to meet new friends, celebrate special occasions or just enjoy an entertaining meal. Highly skilled teppanyaki chefs slice and dice your meal on teppanyaki grills, providing entertainment as you enjoy traditional Japanese cooking using American favorites like steak, chicken, seafood and vegetables. Benihana restaurants pioneered the communal dining concept in the 1960’s where up to eight people are seated around a Japanese hibachi grill waiting anxiously for their personal show to begin.

We operate seventy-five owned and eleven franchised Benihana restaurants in the U.S, Latin America (excluding Mexico) and the Caribbean. Our Benihana restaurants average 8,100 square feet, and we typically target locations that range in size from 8,000 to 9,000 square feet. For 2025, the average domestic restaurant revenues and the average transaction for owned Benihana restaurants was $6.3 million and $116, respectively.

We are focused on expanding our Benihana footprint. We intend to focus on (i) metropolitan areas with demographic and discretionary spending profiles and (ii) finding partners with excellent track records and brand recognition. We also consider factors such as traffic patterns, proximity to high-end shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. We have identified additional major metropolitan areas across the U.S., Latin America and the Caribbean, where we could grow our Benihana brand to 400 restaurants over the foreseeable future. We expect to open three to five Benihanas or Benihana Expresses annually. Benihana Express is a 1,000 to 3,000 square foot version of Benihana with limited seating, a limited menu, and no teppanyaki grills.

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

We own and operate twenty-three Kona Grill restaurants and twelve RA Sushi restaurants within the United States. Our Grill Concepts restaurants average approximately 6,400 square feet. In 2025, the average restaurant revenues were $3.6 million and average transaction was $64.

ONE Hospitality

Our ONE Hospitality platform is composed of our F&B hospitality management and consulting agreements with hotels, casinos, and other high-end locations as well as our other brands and venue concepts, which are described below:

●	F&B Services. Our F&B services for hospitality venues provide attractive and comprehensive tailored food and beverage solutions to our hospitality clients. Our fee-based hospitality food and beverage solutions include developing, managing and operating restaurants, bars, rooftops, pools, banquet and catering services, private dining rooms, in-room dining services and mini bars on a contract basis. Currently, we operate two venues pursuant to F&B hospitality management agreements or leases with hotels and casinos in Europe. Historically, our clients have provided the majority of the capital required for the development of the facilities we manage on their behalf.

●	Heliot. Heliot Steak House is an award-winning steakhouse and bar within the Hippodrome Casino in London, England that offers impressive views of the main casino gambling floor.

●	Radio. Radio Rooftop is a premier rooftop restaurant and lounge bar concept boasting striking city views with a signature location on top of the ME Milan hotel.

●	Rivershore Bar & Grill. Rivershore Bar & Grill celebrates the end of the Oregon Trail with a beautiful river view, American favorites and friendly, professional service in Oregon City, Oregon.

●	Salt Water Social. Salt Water Social, a Company-owned location, is a gateway to the seven seas, featuring an array of signature and unique fresh seafood items, complemented by the highest quality beef dishes and elegant, delicious cocktails in Denver, Colorado.

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

Our corporate beverage program establishes guidelines for ordering beverage products at our properties. We provide beverage managers at each restaurant with national guidelines for standardized products. Our concepts emphasize the bar as a key driver of activity in our restaurants. In 2025, the sale of in-venue beverages at owned STK restaurants accounted for approximately 22% of in-venue owned STK restaurant revenues. In 2025, the sales of in-venue beverages at owned Benihana restaurants accounted for approximately 13% of in-venue owned Benihana restaurant revenues. In 2025, the sale of in-venue beverages at Grill Concepts restaurants accounted for approximately 23% of in-venue Grill Concepts restaurant revenues.

On a company-wide basis, no supplier of food, excluding Sysco, accounts for more than 13% of our total food and beverage purchases and no brand of alcohol accounts for more than 25% of our alcohol purchases. We believe that our food and beverage supplies are available from a significant number of alternate suppliers and that the loss of a supplier would not have a material adverse effect on our costs of supplies.

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

Competition

The restaurant and hospitality industries are intensely competitive with respect to price, quality of service, location, ambiance of facilities and type and quality of food. We experience competition from a variety of sources, including upscale steakhouse chains such as Ruth Chris Steak House, Del Frisco’s, Fleming’s, Mastro’s, The Capital Grille, Fogo De Chao, local upscale steakhouses, local sushi restaurants, local teppanyaki restaurants and polished casual chains, such as The Cheesecake Factory, Bonefish Grill and BJ’s. There is also competition from other Vibe Dining restaurants such as Nobu, Catch, Lavo, Zuma and Tao and other high-end hospitality services companies such as the Gerber Group and Lettuce Entertain You. To the extent that we operate lounges and similar venues in hotels and resorts, we are subject to our host venues being able to compete effectively in attracting customers to frequent our establishments.

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

Human Capital Resources

As of December 28, 2025, we employed 118 employees within our support centers, 50 employees in multi-unit leadership and an aggregate of 538 full-time, salaried employees at our venues. We rely on hourly-wage employees for kitchen staff, teppanyaki chefs, servers, bussers, runners, polishers, hosts, bartenders, barbacks, reservationists, administrative support, and interns. The average headcount for employees in our domestic restaurants is 70. Combining full-time and part-time employees, we employ approximately 9,100 persons and manage approximately 400 employees for a total of approximately 9,500 employees worldwide. We have never experienced a work stoppage, and none of our employees are represented by a labor organization.

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

We also make available on our website and in print to any stockholder who requests it, our Audit, Compensation, and Nominating and Corporate Governance Committee charters, as well as the Corporate Code of Conduct and Ethics that applies to all directors, officers and employees of the Company. We do not incorporate any information found or accessible through our websites into this Annual Report on Form 10-K.

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

We depend on consumer discretionary spending, business travel and the overall economic environment. Disruptions in the economy, including recessions, high unemployment, foreclosures, bankruptcies, inflation, stock market declines and other economic impacts, could affect consumers’ ability and willingness to spend discretionary dollars. Reductions in discretionary income and spending also would impact our casino-based restaurants and food and beverage services operations. Reductions in business travel and dining, which we believe accounts for a majority of our weekday revenues at our hotel-based restaurants and food and beverage services operations, would adversely affect our revenues. If uncertain economic conditions were to persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Adverse changes in consumer discretionary spending could be affected by many different factors that are out of our control, including international, national and local economic conditions, any of which could harm our business prospects, financial condition, operating results and cash flows. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close locations and delay any remodeling of existing restaurants. Our success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions.

We operate multiple venues in some cities and are therefore sensitive to economic and other trends and developments in these cities.

We operate multiple venues in some cities. We typically operate one to five venues in the cities where we operate. Accordingly, in cities where we have multiple venues, our business is susceptible to adverse changes in these markets whether as a result of declining economic conditions, declining stock market performance, negative publicity, changes in customer preferences, increased immigration enforcement or for other reasons, and any such adverse changes may have a disproportionate effect on our overall results of operations compared to some of our competitors that may have less restaurant concentration or that do not operate in our markets. Any regional occurrences such as local labor strikes, natural disasters, prolonged inclement weather, acts of terrorism or other national emergencies, accidents, energy shortages, system failures or other unforeseen events in or around these cities could result in temporary or permanent closings of our venues, which could have a material adverse effect on our business, financial condition and results of operations as a whole.

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

Some of our competitors have greater financial, marketing and operating resources than we do, have been in business longer, have greater name recognition and are better established in the markets where our restaurants and F&B hospitality services operations are located or where we may expand. In addition, improved product offerings in the fast casual segment of the restaurant industry, combined with the effects of negative economic conditions and other factors, may lead consumers to choose less expensive alternatives. Our competitors may be more adept at adapting and responding to new technological developments, including artificial intelligence, to develop customer insights that assist in increasing customer demand. Our inability to compete successfully with other restaurants, other F&B hospitality services operations and other segments of the industry may harm our ability to maintain acceptable levels of revenue growth, limit our development of new restaurants or concepts, or force us to close one or more of our restaurants or F&B hospitality services operations.

We may also need to evolve our concepts to compete with popular new restaurant or F&B hospitality services operation formats, concepts or trends that emerge from time to time, and we cannot provide any assurance that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability.

Failure to adapt to evolving consumer dining preferences could negatively impact our operations and competitive position, which could materially adversely affect our business and results of operations.

Our business depends on consumer discretionary spending and is affected by changes in consumer tastes. Any shifts in consumer preferences away from the kinds of food or beverages we offer, particularly beef or alcohol, whether because of dietary or health reasons, sustainability concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

It is possible that consumers may no longer regard our menu offerings favorably, that we will no longer be able to develop new menu items that appeal to consumer preferences or that there will be a drop in consumer demands for restaurant dining. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences. The rising popularity of certain weight loss drugs, which suppress a person’s appetite, may impact sales or traffic in our restaurants. Additionally, a shift in consumer drinking preferences and behaviors due to, among others, changing demographics, health and wellness trends and taste preferences may lead to reduced consumption of beverage alcohol products. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business and results of operations.

Health and Safety

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics could severely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus, norovirus, Avian Flu or “SARS,” H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “BSE” or “mad cow disease.” If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect the guest traffic at our restaurants and the ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

Failure to protect our food supply or enforce food safety policies, such as proper food temperature and adherence to shelf-life dates, could result in food-borne illnesses to our guests. Also, our reputation of providing high-quality food is an important factor in our guests choosing our restaurants. Whether or not traced to our restaurants or those of our competitors, instances of food borne illness or other food safety issues could reduce the demand for certain or all of our menu offerings. If any of our guest become ill from consuming our products, the affected restaurants may be forced to close, and we may be subject to legal liability. An instance of food contamination from one of our restaurants or suppliers could have far-reaching effects, as the contamination, or the perception of contamination could affect any or all of our restaurants. Publicity related to either product contamination, recalls, or food-borne illness, including BSE, aphthous fever, which is also known as “hoof and mouth disease”, and hepatitis A, listeria, salmonella and e-coli may also injure our brand and may affect the selection of our restaurants or those of our licensees or franchisees by guests based on fear of such illnesses. In addition, the occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our licensees and franchisees.

Labor and Supplies

Changes to wage, immigration and labor laws could increase our costs substantially.

Under the minimum wage laws in most domestic jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage because these employees receive tips as a substantial part of their income. As of December 28, 2025, approximately 31% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. Certain states in which we operate restaurants also have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. We may be unable or unwilling to increase our prices to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

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

Further, the federal government has made some recent changes to immigration and deportation policies, and the U.S. Congress or Department of Homeland Security may implement further changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with U.S. Immigration and Customs Enforcement and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. The purchase of beef represents approximately 35% of our food and beverage costs. The market for beef is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Our ability to forecast and manage our commodities could significantly affect our gross margins. Tariffs and agricultural labor shortages resulting from changes in immigration policies may also increase commodities costs, as could international conflicts and other geopolitical events. Energy prices can also affect our operating results because increased energy prices may cause increased transportation costs for beef and other commodities and supplies, and increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases have historically not affected customer traffic, there can be no assurance that additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for beef, our business and results of operations would be adversely affected.

The imposition of new or increased tariffs could adversely affect our business and results of operations.

Beginning in 2025, the U.S. government announced significantly increased tariffs on foreign imports into the U.S. from certain countries and jurisdictions, including Canada, China, Mexico and the European Union, and in some cases threatened to impose additional tariffs. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Certain of our restaurant supplies, food and beverages are sourced from outside the U.S., in particular alcoholic beverages sourced from Mexico, and may be subject to these tariffs. If these tariffs are imposed, or if retaliatory trade measures are taken by foreign countries in response to additional tariffs, it could have the impact of increasing the aggregate purchase cost of those commodities or reducing the supply of available commodities. We may be required to raise our menu prices to offset increased cost, which may negatively impact our restaurant traffic, or incur additional expenses. Any such changes could have an adverse effect on our business and results of operations.

Strategy and Operations

Unsuccessful implementation of any or all of the initiatives of our business strategy, including opening new restaurants and attracting new F&B hospitality service opportunities, could negatively impact our operations.

One key element of our growth strategy is opening new restaurants and F&B hospitality services locations. We believe there are opportunities to add approximately six to ten new locations (restaurants and/or hospitality services operations) annually, with a focus on operating under licensing or management agreements (referred to as our “capital light strategy”). However, there can be no assurance that we will be able to open new restaurants or F&B hospitality services locations at the rate that we currently expect.

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

We rely in part on our licensees and franchisees and the manner in which they operate the STK and Benihana restaurants to develop and promote our business. As of December 28, 2025, we had five licensed STK restaurants and twelve franchised Benihana restaurants.

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

We have registered, or have applications pending to register, the trademarks STK, Benihana, Kona Grill and RA Sushi with the United States Patent and Trademark Office and in certain foreign countries in connection with restaurant services. Our brands, which include our trademarks, service marks and other intellectual property and proprietary rights, are important to our success and our competitive position. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. Accordingly, we devote substantial resources to the establishment and protection of our brands. However, the actions we take may be inadequate to prevent imitation of our products and concepts by others, to prevent various challenges to our registrations or applications or denials of applications for the registration of trademarks, service marks and proprietary rights in the U.S. or other countries, or to prevent others from claiming violations of their trademarks and proprietary marks. In addition, others may assert rights in our trademarks, service marks and other proprietary rights or may assert that we are infringing rights they have in their trademarks, service marks, patents or other proprietary rights. Any such disputes could force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets.

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

Other entities, with which we have no relations or affiliation, operate restaurants under the Benihana brand in foreign jurisdictions, including in Japan. The integrity and strength of the Benihana brand will depend in part on these other entities and how the brand is used, promoted and protected by them, which is outside of our control. For example, negative publicity or events relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, employee relationships or other matters, regardless of whether the allegations are valid, affecting or occurring at other entities who use the Benihana brand, including entities unrelated to us that presently or in the future may license the Benihana brand, may negatively impact the public’s perception of Benihana. Such negative publicity may extend beyond that restaurant involved to affect some or all of our Company-owned and franchised Benihana restaurants, which may have a material adverse effect on our business and results of operations. The risk of negative publicity is particularly great with respect to Benihana restaurants operated by an unrelated entity because we have no control over such entities’ operations and messaging, especially on a real-time basis.

Cybersecurity, Data Privacy and IT Systems

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

In connection with our acquisition of Safflower Holdings Corp., on May 1, 2024, we entered into a credit agreement pursuant to which we borrowed $350 million as a term loan and have a $40 million revolving credit facility available. On that same date we also issued shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for $160 million that has a compounding dividend initially at 13% and which increases over time at specified intervals and which is mandatorily redeemable, at the option of the holders of a majority of such shares, after a specified period in specified circumstances. Our exposure to these financing obligations could limit our ability to satisfy our other obligations, limit our ability to operate our business and impair our competitive position. For example, they could:

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

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting. Refer to Part II —Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for management’s assessment as of December 28, 2025. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

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

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee receives regular updates and reviews with management the implementation and effectiveness of the Company’s controls to monitor and mitigate cybersecurity risks.

Item 2. Properties

We do not own any real property. Each of our “owned” restaurants operates in premises leased by its operating subsidiary. We do not have a direct ownership interest in restaurants we operate under a management agreement (“managed”), license agreement (“licensed”) or franchise agreement (“franchised”).

Our STK locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
STK Atlanta	—	Atlanta, Georgia	Owned
STK Aventura	—	Aventura, Florida	Owned
STK Bellevue	—	Bellevue, Washington	Owned
STK Boston	—	Boston, Massachusetts	Owned
STK Charlotte	—	Charlotte, North Carolina	Owned
STK Chicago	—	Chicago, Illinois	Owned
STK Dallas	—	Dallas, Texas	Owned
STK Denver	—	Denver, Colorado	Owned
STK Doha	The Ritz-Carlton	Doha, Qatar	Licensed
STK Downtown (1)	—	New York, New York	Owned (2)
STK Dubai	Jumeirah Beach Residence	Dubai, United Arab Emirates	Licensed
STK Las Vegas	The Cosmopolitan	Las Vegas, Nevada	Managed
STK London	ME London	London, England	Managed
STK Los Cabos	Los Cabos Airport	Cabo San Lucas, Mexico	Licensed
STK Miami Beach	—	Miami Beach, Florida	Owned
STK Midtown	—	New York, New York	Owned
STK Milan	ME Milan	Milan, Italy	Managed
STK Nashville	—	Nashville, Tennessee	Owned
STK Niagara Falls	Embassy Suites by Hilton Niagara Falls Fallsview	Ontario, Canada	Licensed
STK Oak Brook	—	Oak Brook, Illinois	Owned
STK Orlando (1)	Disney Springs	Orlando, Florida	Owned
STK Salt Lake City	—	Salt Lake City, Utah	Owned
STK San Diego (1)	Andaz Hotel	San Diego, California	Owned
STK San Francisco	—	San Francisco, California	Owned
STK San Juan	Condado Vanderbilt Hotel	San Juan, Puerto Rico	Licensed
STK Scottsdale	—	Scottsdale, Arizona	Owned
STK Stratford	The Gantry London	London, England	Managed
STK Topanga	—	Los Angeles, California	Owned
STK Toronto	—	Toronto, Canada	Managed
STK Washington DC	Marriot Marquis	Washington, D.C.	Owned
STK Westwood	—	Los Angeles, California	Owned
(1)	Location includes an owned rooftop lounge, except for the STK Rooftop San Diego which is a licensed location.
(2)	Ownership in location is 64.81%.

Our Benihana locations are as follows:

Type of
Venue	Location	Interest
Benihana Addison Walk	Dallas, Texas	Owned
Benihana Alpharetta	Alpharetta, Georgia	Owned
Benihana Anaheim	Anaheim, California	Owned
Benihana Anchorage	Anchorage, Alaska	Owned
Benihana Atlanta I	Atlanta, Georgia	Owned
Benihana Express Bayside	Miami, Florida	Franchised
Benihana Beaverton	Beaverton, Oregon	Owned
Benihana Bethesda II	Bethesda, Maryland	Owned
Benihana Boca Raton	Boca Raton, Florida	Owned
Benihana Express Brickell Miami	Miami, Florida	Franchised
Benihana Broomfield	Broomfield, Colorado	Owned
Benihana Burlingame	Burlingame, California	Owned
Benihana Carlsbad	Carlsbad, California	Owned
Benihana Chandler	Chandler, Arizona	Owned
Benihana Cherry Hill	Pennsauken, New Jersey	Owned
Benihana Cincinnati I	Cincinnati, Ohio	Owned
Benihana Cleveland	Cleveland, Ohio	Owned
Benihana Columbus	Columbus, Ohio	Owned
Benihana Concord	Concord, California	Owned
Benihana Conroe	Conroe, Texas	Owned
Benihana Coral Gables	Coral Gables, Florida	Owned
Benihana Coral Springs	Coral Springs, Florida	Owned
Benihana Cupertino	Cupertino, California	Owned
Benihana Dallas	Dallas, Texas	Owned
Benihana Dearborn	Dearborn, Michigan	Owned
Benihana Denver	Denver, Colorado	Owned
Benihana Downey	Downey, California	Owned
Benihana Dulles	Dulles, Virginia	Owned
Benihana Edison	Edison, New Jersey	Franchised
Benihana Encino	Encino, California	Owned
Benihana Farmington Hills	Northville, Michigan	Owned
Benihana Ft. Lauderdale	Lauderdale-by-the-Sea, Florida	Owned
Benihana Hard Rock Stadium	Miami Gardens, Florida	Sports arena
Benihana Houston I	Houston, Texas	Owned
Benihana Houston II	Houston, Texas	Owned
Benihana Indianapolis	Indianapolis, Indiana	Owned
Benihana Jardim Europa	Jardim Europa, Brazil	Franchised
Benihana John Hancock	Chicago, Illinois	Owned
Benihana Key West	Key West, Florida	Franchised
Benihana Las Colinas	Irving, Texas	Owned
Benihana Las Vegas	Las Vegas, Nevada	Owned
Benihana Las Vegas	Las Vegas, Nevada	Franchised
Benihana Little Rock	Little Rock, Arkansas	Franchised
Benihana Lombard	Lombard, Illinois	Owned
Benihana Mall Of America	Bloomington, Minnesota	Owned
Benihana Manhasset	Manhasset, New York	Owned
Benihana Maple Grove	Maple Grove, Minnesota	Owned
Benihana Memphis	Memphis, Tennessee	Owned
Benihana Miami Beach	North Bay Village, Florida	Owned
Benihana Miami-Samurai	Miami, Florida	Owned
Benihana Milwaukee	Milwaukee, Wisconsin	Franchised
Benihana Minneapolis	Golden Valley, Minnesota	Owned
Benihana Miramar	Miramar, Florida	Owned
Benihana Monterey(1)	Monterey, California	Owned

Benihana Newport Beach	Newport Beach, California	Owned
Benihana NY West	New York, New York	Owned
Benihana Ontario	Ontario, California	Owned
Benihana Orlando	Orlando, Florida	Owned
Benihana Orlando II	Orlando, Florida	Owned
Benihana Palm Beach	Palm Beach, Aruba	Franchised
Benihana Panama City	Panama City, Panama	Franchised
Benihana Pittsburgh	Pittsburgh, Pennsylvania	Owned
Benihana Plano	Plano, Texas	Owned
Benihana Plymouth Meeting	Plymouth Meeting, Pennsylvania	Owned
Benihana Puente Hills	City of Industry, California	Owned
Benihana Salt Lake City	Salt Lake City, Utah	Owned
Benihana San Diego	San Diego, California	Owned
Benihana San Francisco	San Francisco, California	Owned
Benihana San Mateo	San Mateo, California	Owned
Benihana San Salvador	San Salvador, El Salvador	Franchised
Benihana Santa Anita	Arcadia, California	Owned
Benihana Santa Monica	Santa Monica, California	Owned
Benihana Schaumburg	Schaumburg, Illinois	Owned
Benihana Scottsdale	Scottsdale, Arizona	Owned
Benihana Short Hills	Short Hills, New Jersey	Owned
Benihana Stuart	Stuart, Florida	Owned
Benihana Sugar Land	Sugar Land, Texas	Owned
Benihana Mortgage Matchup Center	Phoenix, Arizona	Sports arena
Benihana Temecula	Temecula, California	Owned
Benihana Torrance	Torrance, California	Owned
Benihana Troy	Troy, Michigan	Owned
Benihana UBS Arena	Elmont, New York	Sports arena
Benihana Westbury	Westbury, New York	Owned
Benihana Wheeling	Wheeling, Illinois	Owned
Benihana Woodlands	The Woodlands, Texas	Owned
Benihana Yankee Stadium	New York, New York	Sports arena
(1)	Converted from a franchised restaurant to a Company-owned restaurant in February 2026.

Our Grill Concepts locations are as follows:

Type of
Venue	Location	Interest
Kona Grill Alpharetta	Alpharetta, Georgia	Owned
Kona Grill Baltimore(1)	Baltimore, Maryland	Owned
Kona Grill Boca Park	Las Vegas, Nevada	Owned
Kona Grill Boise	Meridian, Idaho	Owned
Kona Grill Carmel	Carmel, Indiana	Owned
Kona Grill Cincinnati	Cincinnati, Ohio	Owned
Kona Grill Columbus	Columbus, Ohio	Owned
Kona Grill Dallas	Dallas, Texas	Owned
Kona Grill Denver	Denver, Colorado	Owned
Kona Grill Desert Ridge	Phoenix, Arizona	Owned
Kona Grill Eden Prairie	Eden Prairie, Minnesota	Owned
Kona Grill El Paso	El Paso, Texas	Owned
Kona Grill Gilbert	Gilbert, Arizona	Owned
Kona Grill Huntsville	Huntsville, Alabama	Owned
Kona Grill Kansas City	Kansas City, Missouri	Owned
Kona Grill Landmark(2)	San Antonio, Texas	Owned
Kona Grill North Star	San Antonio, Texas	Owned
Kona Grill Oak Brook	Oak Brook, Illinois	Owned
Kona Grill Riverton(1)	Riverton, Utah	Owned
Kona Grill Tampa	Tampa, Florida	Owned
Kona Grill Tigard(1)	Tigard, Oregon	Owned
Kona Grill Troy	Troy, Michigan	Owned
Kona Grill Woodbridge	Iselin, New Jersey	Owned
RA Sushi Addison	Dallas, Texas	Owned
RA Sushi Chino Hills(1)	Chino Hills, California	Owned
RA Sushi Downtown Austin	Austin, Texas	Owned
RA Sushi Houston	Houston, Texas	Owned
RA Sushi Houston II	Houston, Texas	Owned
RA Sushi Leawood(1)	Leawood, Kansas	Owned
RA Sushi Mesa	Mesa, Arizona	Owned
RA Sushi North Scottsdale	Scottsdale, Arizona	Owned
RA Sushi Pembroke Pines	Pembroke Pines, Florida	Owned
RA Sushi Plantation Walk	Plantation, Florida	Owned
RA Sushi Times Square	New York, New York	Owned
RA Sushi Tucson	Tucson, Arizona	Owned
(1)	Temporarily closed for conversion
(2)	Opened in January 2026

Our ONE Hospitality brands and F&B services locations are as follows:

Type of
Venue	Hotel/Casino/Special Venue	Location	Interest
F&B Services - Hippodrome	Hippodrome Casino	London, England	Managed(1)
F&B Services - ME Milan	ME Milan	Milan, Italy	Managed
Heliot	Hippodrome Casino	London, England	Managed(1)
Radio Rooftop Bar	ME Milan	Milan, Italy	Managed
Rivershore Bar & Grill	Rivershore BW Plus	Oregon City, Oregon	Managed
Salt Water Social	—	Denver, Colorado	Owned
(1)	Management services consulting agreement

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "STKS". As of February 28, 2026, there were 63 holders of record of our common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock and in May 2023 authorized an additional $5.0 million of repurchases. The Company completed the repurchase of $15.0 million shares of common stock by December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under the repurchase program.

During 2025 and 2024, the Company purchased 0.4 million and 0.7 million shares of common stock for aggregate consideration of $1.1 million and $3.2 million, respectively. As of December 28, 2025, the Company had repurchased 3.4 million shares for $19.3 million under the program. During the fourth quarter of 2025, there was no share repurchase activity.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We currently own, operate, manage, license or franchise 158 venues including 31 STKs, 86 Benihanas, 23 Kona Grills and 12 RA Sushis in major metropolitan cities in North America, Europe and the Middle East and 6 F&B venues in three hotels and casinos in the United States and Europe.

We opened the following seven new venues in 2025:

●	Owned Benihana restaurant in San Mateo, California
●	Owned STK restaurant in Los Angeles, California (relocation of our existing STK Westwood restaurant)
●	Owned STK restaurant in Canoga Park, California
●	Franchised Benihana Express restaurant in Miami, Florida
●	Owned STK restaurant in Scottsdale, Arizona (conversion of a former RA Sushi restaurant)
●	Owned STK restaurant in Oak Brook, Illinois
●	Sports arena Benihana restaurant at the UBS Arena in Elmont, New York

In January 2026, we opened a Company-owned Kona Grill restaurant in San Antonio, Texas, a relocation of an existing Kona Grill restaurant.

In February 2026, we converted a franchised Benihana restaurant to a Company-owned Benihana restaurant in Monterey, California.

We intend to add six to ten new venues in 2026.

There are currently two Company-owned STK restaurants and two Company-owned Benihana restaurants under construction in the following cities:

●	Owned STK restaurant in Phoenix, Arizona
●	Owned STK restaurant in New York, New York (relocation of an existing STK restaurant)
●	Owned Benihana restaurant in San Jose, California
●	Owned Benihana restaurant in Seattle, Washington

The table below reflects our venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts(2)	ONE Hospitality(3)	Total
Domestic
Owned	21	71	35	1	128
Sports arena(4)	—	4	—	—	4
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	7	—	—	7
Total domestic	23	82	35	2	142
International
Owned	—	—	—	—	—
Sports arena(4)	—	—	—	—	—
Managed	4	—	—	4	8
Licensed	4	—	—	—	4
Franchised	—	4	—	—	4
Total international	8	4	—	4	16
Total venues	31	86	35	6	158
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes five temporarily closed venues.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.
(4)	Restaurants located within a sports arena that are included within the Company's owned restaurant net revenues, owned restaurant cost of sales and owned restaurant operating expenses that do not require a capital investment.

During 2024 and 2025, we completed a comprehensive review of our Grill Concepts portfolio and made the strategic decision to close or convert several locations. As part of this initiative, we closed four Kona Grill restaurants and two RA Sushi restaurants in 2025. Additionally, we closed one RA Sushi restaurant in January 2026.

In addition, during the first quarter of 2025, we exited two Benihana restaurants in sports arenas. In the second quarter of 2025, a management agreement for one STK restaurant and an operating agreement at The W Hotel were terminated. A ONE Hospitality venue was closed during the second quarter of 2025. In the third quarter of 2025, we terminated a license agreement for one STK restaurant and closed one RA Sushi restaurant. We converted a RA Sushi restaurant to a STK restaurant during the fourth quarter of 2025. We plan to convert up to an additional nine Company-owned Grill restaurants to Benihana or STK formats, with five that are expected to be converted by the end of 2026.

2025 Financial Highlights

Total revenue increased $132.4 million, or 19.7% to $805.7 million for 2025 compared to $673.3 million for 2024 primarily attributable to our acquisition of 100% of the issued and outstanding equity interests of Safflower Holdings Corp. from Safflower Holdings LLC on May 1, 2024 (the “Benihana Acquisition”) partially offset by the fiscal calendar change that shifted New Year’s Eve to 2026 and four less days in 2025 compared to 2024.

Same store sales for 2025 compared to 2024 were as follows:

	2025 vs. 2024
	Q1	Q2	Q3	Q4	YTD
US STK Owned Restaurants	(2.3)%	(4.9)%	(6.2)%	(0.7)%	(3.4)%
US STK Managed Restaurants	(12.7)%	(9.5)%	(4.7)%	4.2%	(4.6)%
US STK Total Restaurants	(3.6)%	(6.0)%	(5.8)%	0.3%	(3.7)%
Benihana Owned Restaurants	0.7%	0.4%	(4.0)%	(0.4)%	(0.8)%
Grill Concepts Core Owned Restaurants	(13.3)%	(14.0)%	(10.8)%	(8.1)%	(11.6)%
Grill Concepts Non-Core Owned Restaurants	(15.1)%	(17.3)%	(18.0)%	(16.5)%	(16.5)%
Grill Concepts Total Owned Restaurants	(13.7)%	(14.6)%	(11.8)%	(9.4)%	(12.5)%
Combined Same Store Sales	(3.2)%	(4.1)%	(5.9)%	(1.8)%	(3.7)%

Operating income decreased $0.9 million to $8.0 million for 2025 from $8.9 million for 2024 primarily due to the decrease in the transaction costs related to the Benihana Acquisition and the additional operating income from a full year of the acquired restaurants from the Benihana acquisition partially offset by the loss on impairment of non-current assets.

Restaurant operating profit increased $19.5 million, or 18.1%, to $127.1 million for 2025 compared to $107.6 million in 2024. Restaurant operating profit as a percentage of owned restaurant net revenue, excluding Grill Concepts locations closed or to be closed, was 16.6% in 2025 compared to 17.5% in 2024. See “Results of Operations” below for a reconciliation of Operating income (loss), the most directly comparable GAAP measure to restaurant operating profit and a reconciliation of Owned restaurant net revenue, the most directly comparable GAAP measure to owned restaurant net revenue, excluding Grill Concepts locations closed or to be closed.

Net loss attributable to The ONE Group Hospitality, Inc. was $92.2 million in 2025 compared to net income of $17.1 million in 2024, primarily due to the non-cash tax valuation allowance that was recorded during the third quarter of 2025.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

Expansion of STK. We expect to continue to expand our operations domestically and internationally through a mix of owned, licensed and managed STK restaurants using a disciplined and targeted site selection process. We have identified over 75 additional major metropolitan areas across the globe where we expect we could grow our STK brand to 200 restaurants over the foreseeable future. We expect to open three to five STKs annually, primarily through Company-owned locations and management or licensing agreements, provided that we have sufficient interest from prospective licensees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2025, we opened Company-owned STK restaurants in Los Angeles, California, Canoga Park, California and Oak Brook, Illinois. We converted a Company-owned RA Sushi restaurant to a Company-owned STK restaurant in Scottsdale, Arizona. Additionally, we have three STK restaurants in Phoenix, Arizona, New York, New York and White Plains, New York under construction and several restaurants in the development phase or under lease that we plan to open in 2026 or 2027.

In 2024, we opened Company-owned STK restaurants in Washington, D.C. and Aventura, Florida. We also opened one licensed STK restaurant in Ontario, Canada.

Expansion of Benihana. We expect to expand our operations domestically and internationally through a mix of owned and franchised Benihana restaurants using a disciplined and targeted site selection process. We believe we could grow the Benihana brand to 400 restaurants over the foreseeable future. We expect to open three to five Benihanas annually, primarily through Company-owned locations and franchising agreements, provided that we have sufficient interest from prospective franchisees, acceptable locations and quality restaurant managers available to support that pace of growth.

In 2025, we opened Company-owned Benihana restaurants in San Mateo, California and at the UBS Arena in Elmont, New York. We also opened one franchised Benihana Express location in Miami, Florida. Additionally, we currently have two Benihana restaurants in San Jose, California and Seattle, Washington under construction and several restaurants in the development phase or under lease we plan to open in 2026 or 2027.

In December 2025, we entered into our largest asset-light development agreement in our history by securing development rights for a total of ten restaurants, either Benihana or Benihana Express locations, throughout the Greater San Francisco Bay Area with an experienced operator. We expect this agreement will significantly accelerate our West Coast expansion while maintaining our focus on capital-efficient growth.

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

Key Performance Indicators

We use the following key performance indicators in evaluating our restaurants and assessing our business:

Same Store Sales (“SSS”). SSS represents total food and beverage sales at domestic owned and managed restaurants opened for at least a full 24-month period at the beginning of each quarter, which removes the impact of new restaurant openings in comparing the operations of existing restaurants. For STK SSS, this measure includes total revenue from our owned and managed domestic STK locations. Revenues from locations where we do not directly control the event sales force are excluded from this measure.

Our comparable restaurant base for STK SSS consisted of thirteen domestic restaurants for the year ended December 28, 2025. For Benihana SSS, sixty-eight domestic restaurants are included in the comparable restaurant base. For Grill Concepts SSS, thirty-four domestic restaurants are included in the comparable restaurant base. STK, Benihana and Grill Concepts SSS decreased 3.7%, 0.8% and 12.5%, respectively, for 2025 compared to the prior year.

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For each restaurant opening, we incur pre-opening expenses, which are defined below. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes (also referred to in the restaurant industry as the “honeymoon” period), which decrease to a steady level approximately 24 months after opening. However, operating costs during this initial period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately 24 months after opening. Some new restaurants may experience a “honeymoon” period that is either shorter or longer than this time frame.

In 2025, we opened three Company-owned STK restaurants in Los Angeles, California, Canoga Park, California and Oak Brook, California. We converted a Company-owned RA Sushi restaurant to a Company-owned STK restaurant in Scottsdale, Arizona. We opened Company-owned Benihana restaurants in San Mateo, California and at the UBS Arena in Elmont, New York. We also opened one franchised Benihana Express location in Miami, Florida.

Average Check Per Person. Average check per person is calculated by dividing total restaurant sales by total number of guests for a specified period. Our management team uses these indicators at STK to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. For our comparable STK restaurants, the average check per person was $129 for 2025 compared to $127 for 2024.

Average Transaction. Average transaction is calculated by dividing total restaurant sales by total number of transactions for a specified period. Our management team uses these indicators at Benihana and Grill Concepts to analyze trends in customers’ preferences, customer expenditures and the overall effectiveness of menu changes and price increases. The average transaction for comparable Benihana restaurants was $116 in 2025 compared to $111 for 2024. The average transaction was $64 for our comparable Grill Concepts restaurants in both 2025 and 2024.

Average Comparable Restaurant Revenue. Average comparable restaurant revenue consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales in a given period by the total number of comparable restaurants in that period. For purposes of this calculation, STK Downtown restaurant and rooftop are considered a single venue. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand. Our average comparable STK restaurant revenues were $14.2 million and $15.5 million for 2025 and 2024, respectively. For 2025, our average comparable Benihana restaurant revenues were $6.3 million compared to $6.5 million for 2024. Our average comparable Grill Concepts restaurant revenues were $3.6 million and $3.9 million for 2025 and 2024, respectively.

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

Revenues

Owned restaurant net revenues. Owned restaurant net revenues consist of food and beverage sales by owned restaurants net of any discounts associated with each sale and of any ancillary F&B hospitality services at owned locations. Additionally, revenues from offsite banquets and our gift card programs are included in owned restaurant net revenues. For the year ended December 28, 2025, in-venue beverage sales comprised 17% of food and beverage sales, and in-venue food sales comprised the remaining 83%. This indicator assists management in understanding the trends in gross margins of the restaurants.

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

Owned restaurant operating expenses. We measure owned restaurant operating expenses as a percentage of owned restaurant net revenues. Fixed cost leveraging (deleveraging) represents the cost of owned restaurant operating expenses as a percentage of owned restaurant net revenues, in which an increase (decrease) in revenue would cause a decrease (increase) in the cost of owned restaurant operating expenses as a percentage of owned restaurant net revenues.

Owned restaurant operating expenses include the following:

●	Payroll and related expenses. Payroll and related expenses consist of manager salaries, hourly staff payroll and other payroll-related items, including taxes, insurance and fringe benefits. We measure our labor cost efficiency by tracking total labor costs as a percentage of owned restaurant net revenues.

●	Occupancy. Occupancy comprises all occupancy costs, consisting of both fixed and variable rent, non-cash rent expense, which is a non-cash adjustment included in our Adjusted EBITDA calculation as defined below, common area maintenance charges, real estate property taxes, utilities and other related occupancy costs and is measured by considering both the fixed and variable components of certain occupancy expenses.

●	Direct operating expenses. Direct operating expenses consist of supplies, such as paper, smallwares, china, silverware and glassware, cleaning supplies, credit card fees and linen costs. Direct operating expenses are typically measured as a variable expense based on owned restaurant net revenues.

●	Outside services. Outside services include music and entertainment costs, such as the use of live DJ’s, security services, outside cleaning services and delivery service fees.

●	Repairs and maintenance. Repairs and maintenance consist of general repair work to maintain our facilities, including preventative maintenance, and computer maintenance contracts. We expect these costs to increase at each facility as they get older.

●	Marketing. Marketing includes the cost of promoting our brands and, at times, can include the cost of goods used specifically for complementary purposes. Marketing costs will typically be higher during the first 24 months of a restaurant’s operations.

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

Lease termination and exit expenses. Lease termination and exit expenses consist of costs incurred in connection with a closed restaurant or restaurants to be closed. Lease termination and exit expenses can include costs associated exiting a lease agreement, accelerated depreciation on property and equipment and impairment of non-current assets.

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

Other Items

EBITDA, Adjusted EBITDA and Restaurant Operating Profit. We present EBITDA, Adjusted EBITDA and Restaurant Operating Profit to supplement other measures of financial performance. EBITDA, Adjusted EBITDA and Restaurant Operating Profit are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define EBITDA as net income before interest expense, benefit for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, non-cash impairment loss, non-cash rent expense, non-recurring gains and losses, stock-based compensation, lease termination and exit expenses, certain transactional and exit costs, transition and integration expenses, loss on early debt extinguishment and the Adjusted EBITDA attributable to Grill Concept restaurants closed or to be closed. Not all of the items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of these terms based on our historical activity. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses.

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

Please refer to the table on page 36 for our reconciliation of net income to EBITDA and Adjusted EBITDA and for a reconciliation of operating income to Restaurant Operating Profit.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Revenues:
Owned restaurant net revenue	$791,762	$658,915
Management, license, franchise and incentive fee revenue	13,960	14,429
Total revenues	805,722	673,344
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	163,579	138,794
Owned restaurant operating expenses	503,070	413,587
Total owned operating expenses	666,649	552,381
General and administrative (including stock-based compensation of $5,440 and $6,017 for the years ended December 28, 2025 and December 31, 2024, respectively)	52,540	44,234
Depreciation and amortization	43,192	34,096
Transition and integration expenses	11,202	13,681
Loss on impairment of non-current assets	10,610	—
Lease termination and exit expenses	7,949	1,567
Pre-opening expenses	5,741	9,509
Transaction and exit costs	256	8,855
Other (income) expenses	(418)	124
Total costs and expenses	797,721	664,447
Operating income	8,001	8,897
Other expenses, net:
Interest expense, net of interest income	40,902	31,109
Loss on early debt extinguishment	—	4,149
Total other expenses, net:	40,902	35,258
Loss before provision (benefit) for income taxes	(32,901)	(26,361)
Provision (benefit) for income taxes	60,684	(8,434)
Net loss	(93,585)	(17,927)
Less: net loss attributable to noncontrolling interest	(1,344)	(829)
Net loss attributable to The ONE Group Hospitality, Inc.	$(92,241)	$(17,098)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Revenues:
Owned restaurant net revenue	98.3%	97.9%
Management, license, franchise and incentive fee revenue	1.7%	2.1%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales(1)	20.7%	21.1%
Owned restaurant operating expenses(1)	63.5%	62.8%
Total owned operating expenses(1)	84.2%	83.8%
General and administrative (including stock-based compensation of 0.7% and 0.9% for the years ended December 28, 2025 and December 31, 2024, respectively)	6.5%	6.6%
Depreciation and amortization	5.4%	5.1%
Transition and integration expenses	1.4%	2.0%
Loss on impairment of non-current assets	1.3%	—
Lease termination and exit expenses	1.0%	0.2%
Pre-opening expenses	0.7%	1.4%
Transaction and exit costs	0.0%	1.3%
Other (income) expenses	(0.1)%	0.0%
Total costs and expenses	99.0%	98.7%
Operating income	1.0%	1.3%
Other expenses, net:
Interest expense, net of interest income	5.1%	4.6%
Loss on early debt extinguishment	—	0.6%
Total other expenses, net:	5.1%	5.2%
Loss before provision (benefit) for income taxes	(4.1)%	(3.9)%
Provision (benefit) for income taxes	7.5%	(1.3)%
Net loss	(11.6)%	(2.7)%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.1)%
Net loss attributable to The ONE Group Hospitality, Inc.	(11.4)%	(2.5)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(92,241)	$(17,098)
Net loss attributable to noncontrolling interests	(1,344)	(829)
Net loss	(93,585)	(17,927)
Interest expense, net of interest income	40,902	31,109
Provision (benefit) for income taxes	60,684	(8,434)
Depreciation and amortization	43,192	34,096
EBITDA	51,193	38,844
Stock-based compensation	5,440	6,017
Transition and integration expenses	11,202	13,681
Loss on impairment of non-current assets	10,610	—
Lease termination and exit expenses (1)	7,949	1,567
Transaction and exit costs	256	8,855
Loss on early debt extinguishment	—	4,149
Non-cash rent (2)	(138)	1,334
Grill Concepts restaurants closed or to be closed (3)	2,163	1,434
Other (income) expenses	(418)	124
Adjusted EBITDA	88,257	76,005
Adjusted EBITDA attributable to noncontrolling interest	(644)	(416)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$88,901	$76,421
(1)	Lease termination and exit expenses are costs associated with locations closed or to be closed.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the consolidated statements of operations.
(3)	Grill Concepts restaurants closed or to be closed are comprised of Adjusted EBITDA from Grill Concepts restaurants closed prior to December 28, 2025 or to be closed in the first quarter of 2026.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year ended on the last Sunday in December. The Company’s fiscal year ending December 28, 2025 contained 362 days due to the transition. The following unaudited pro forma results of operations for December 28, 2025 have been adjusted to reflect a 364-day year (in thousands):

For the year ended December 28,
2025
Total revenues	$814,188
Operating income	11,560
Loss before provision (benefit) for income taxes	(29,399)
Net loss attributable to The ONE Group Hospitality, Inc.	(88,251)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	92,538

The following table presents a reconciliation of Owned restaurant net revenue to Owned restaurant net revenue, excluding net revenue of Grill Concepts restaurants closed prior to December 28, 2025 or to be closed in the first quarter of 2026 for the periods indicated (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Owned restaurant net revenue	$791,762	$658,915
Grill Concepts restaurants closed or to be closed owned restaurant net revenue(1)(2)	(24,085)	(37,906)
Owned restaurant net revenue, excluding Grill Concepts restaurants closed or to be closed	767,677	621,009
(1)	Grill Concepts restaurants closed or to be closed owned restaurant net revenue for the three periods ending March 30, 2025, June 29,2025, September 28, 2025 were $8.5 million, $7.4 million and $4.5 million, respectively.
(2)	Grill Concepts restaurants closed or to be closed owned restaurant net revenue for the three months ending March 31, 2024, June 30,2024, September 30, 2024 were $6.4 million, $9.7 million and $10.5 million, respectively.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Operating income as reported	$8,001	$8,897
Management, license, franchise and incentive fee revenue	(13,960)	(14,429)
General and administrative	52,540	44,234
Depreciation and amortization	43,192	34,096
Transition and integration expenses	11,202	13,681
Loss on impairment of non-current assets	10,610	—
Lease termination and exit expenses	7,949	1,567
Pre-opening expenses	5,741	9,509
Transaction and exit costs	256	8,855
Grill Concepts restaurants closed or to be closed(1)	1,973	1,107
Other (income) expenses	(418)	124
Restaurant Operating Profit	127,086	107,641
Restaurant Operating Profit as a percentage of owned restaurant net revenue, excluding Grill Concepts restaurants closed or to be closed	16.6%	17.3%
Non-Cash Rent	(644)	621
Restaurant EBITDA	126,442	108,262
Restaurant EBITDA as a percentage of owned restaurant net revenue, excluding Grill Concepts restaurants closed or to be closed	16.5%	17.4%
(1)	Grill Concepts restaurants closed or to be closed are comprised of Restaurant Operating Profit from Grill Concepts restaurants closed prior to December 28, 2025 or to be closed in the first quarter of 2026.

Restaurant Operating Profit by brand is as follows (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
STK restaurant operating profit (Company owned)	$37,888	$38,106
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	17.9%	18.6%
Benihana restaurant operating profit (Company owned)(1)	$80,684	$58,133
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)(1)	18.3%	19.6%
Core Grill Concepts restaurant operating profit(1)	$8,989	$10,390
Core Grill Concepts restaurant operating profit as a percentage of Core Grill Concepts revenue(1)	8.3%	9.3%
Non-core Grill Concepts restaurant operating profit excluding Grill Concepts restaurants closed or to be closed(1)	$(772)	$(192)
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core Grill Concepts revenue, excluding Grill Concepts restaurants closed or to be closed(1)	(14.6)%	(3.2)%
(1)	In 2024, Benihana and RA Sushi, which is within Grill Concepts, only includes the post-acquisition time period of May 1, 2024 through December 31, 2024 while 2025 includes the full year.

Restaurant EBITDA by brand is as follows (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
STK restaurant EBITDA (Company owned)	$36,868	$36,892
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	17.5%	18.0%
Benihana restaurant EBITDA (Company owned)(1)	$82,365	$59,608
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)(1)	18.6%	20.1%
Core Grill Concepts restaurant EBITDA(1)	$7,524	$10,589
Core Grill Concepts restaurant EBITDA as a percentage of Core Grill Concepts revenue(1)	6.9%	9.5%
Non-core Grill Concepts restaurant EBITDA excluding Grill Concepts restaurants closed or to be closed(1)	$(613)	$(325)
Non-core Grill Concepts restaurant EBITDA as a percentage of Non-core Grill Concepts revenue, excluding Grill Concepts restaurants closed or to be closed(1)	(11.6)%	(5.4)%
(1)	In 2024, Benihana and RA Sushi, which is within Grill Concepts, only includes the post-acquisition time period of May 1, 2024 through December 31, 2024 while 2025 includes the full year.

Results of Operations for the Years Ended December 28, 2025 and December 31, 2024

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $132.9 million, or 20.2%, to $791.8 million for 2025 from $658.9 million for 2024. The increase was primarily attributable to the acquisition of Benihana and RA Sushi restaurants on May 1, 2024, which generated $488.9 million in revenues in 2025 compared to $338.1 million for the eight-month period owned by the Company in 2024. Comparable restaurant sales decreased 3.7% in 2025 compared to 2024 primarily due to the current economic and macro environment.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues decreased $0.4 million, or 2.8%, to $14.0 million for 2025 from $14.4 million for 2024. The decrease was primarily attributable to a decrease in revenues at our managed STK restaurants in the United Kingdom, partially offset from the franchise revenue from the acquired Benihana restaurant franchise agreements.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants increased $24.8 million, or 17.9%, to $163.6 million for 2025 from $138.8 million for 2024. The increase in owned restaurant cost of sales is primarily attributed to the incremental sales increase from Benihana and RA Sushi restaurants acquired in the Benihana Acquisition partially offset by a decrease in comparable sales. As a percentage of revenues, cost of sales decreased 40 basis points to 20.7% for 2025 from 21.1% for 2024 primarily due to lower cost of sales for Benihana restaurants and integration synergies partially offset by commodity inflation.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $89.5 million, or 21.6%, to $503.1 million for 2025 from $413.6 million for 2024. The increase in owned restaurant operating expense is primarily attributed to the incremental operating expenses from the acquired Benihana and RA Sushi restaurants. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 70 basis points from 62.8% in 2024 to 63.5% for 2025 primarily due to general cost inflation and fixed cost deleveraging driven by a decrease in same store sales.

General and administrative. General and administrative costs increased $8.3 million, or 18.8%, to $52.5 million for 2025 from $44.2 million for 2024. The increase was attributable to incremental headcount associated with the Benihana Acquisition and increased travel expenses. As a percentage of revenues, general and administrative costs were 6.5% in 2025 compared to 6.6% in 2024.

Depreciation and amortization. Depreciation and amortization expense increased $9.1 million to $43.2 million for 2025 from $34.1 million for 2024. The increase was primarily related to a full year of depreciation and amortization for the Benihana and RA Sushi restaurants acquired in the Benihana Acquisition.

Transition and integration expenses. In 2025 and 2024, we incurred $11.2 million and $13.7 million, respectively, of transition and integration expenses associated with the Benihana Acquisition, which closed on May 1, 2024. Included in these costs are expenses related to the identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses.

Loss on impairment of non-current assets. Loss on impairment of noncurrent assets for 2025 was $10.6 million with $6.4 million related to performance of certain restaurants and $4.2 million related to the Kona Grill tradename.

Lease termination and exit expenses. Lease termination and exit expenses were $7.9 million for 2025 compared to $1.6 million for 2024. Costs for 2025 primarily related to accelerated depreciation as well as exit costs associated with the seven restaurants closed in 2025 and the termination of an operating agreement.

Pre-opening expenses. We incurred $5.7 million of pre-opening expenses primarily related to payroll, training, and non-cash rent for seven STK and Benihana restaurants which opened in 2025 as well as restaurants currently under development. Total pre-opening expenses related to non-cash pre-open rent was $0.6 million.

Pre-opening expenses for 2024 were $9.5 million primarily related to payroll, training, and non-cash rent for six STK, Kona Grill, RA Sushi and Salt Water Social restaurants which opened in 2024. Total pre-opening expenses related to non-cash rent were $1.2 million.

Detail of pre-opening expenses by category is provided in the tables below for 2025 and 2024 (in thousands).

Year ended December 28, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$1,115	$—	$1,115
Restaurants	2,365	2,261	4,626
Total	$3,480	$2,261	$5,741

Year ended December 31, 2024	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$4,904	$—	$4,904
Restaurants	2,646	1,959	4,605
Total	$7,550	$1,959	$9,509
(1)	Cash rent paid was $1.6 million and $0.7 million for the years ended December 28, 2025 and December 31, 2024, respectively.

Transaction and exit costs. Transaction and exit costs were $0.3 million and $8.9 million for 2025 and 2024, respectively. These costs primarily included investment banking, legal and professional fees incurred in conjunction with the Benihana Acquisition, which closed on May 1, 2024.

Other (income) expenses. Other income in 2025 was $0.4 million compared to an expense of $0.1 million in 2024. Other income in 2025 is primarily related to a gain on two legal settlements offset by expenses related to terminated development projects.

Interest expense, net of interest income. Interest expense, net of interest income, was approximately $40.9 million and $31.1 million for 2025 and 2024, respectively. We borrowed $350.0 million under a credit agreement with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (the “Credit Agreement”) entered into on May 1, 2024 to finance the Benihana Acquisition. The weighted average interest rate for 2025 was 10.7% compared to 11.7% for 2024.

Loss on early debt extinguishment. On May 1, 2024, in conjunction with entering into the Credit Agreement, we prepaid the outstanding debt balance under our credit agreement with Goldman Sachs Bank NA to early extinguish the $73.1 million of outstanding term loans. We recognized a $4.1 million loss on debt extinguishment primarily caused by the prepayment penalty and the recognition of unamortized debt issuance costs related to the debt extinguished for the year ended December 31, 2024.

Provision (benefit) for income taxes. The provision for income taxes for 2025 was $60.7 million compared to a benefit for income taxes of $8.4 million for 2024. Our effective tax rate was (184.4)% and 32.0% for the years ended December 28, 2025 and December 31, 2024, respectively. The increase in income tax expense is primarily due to the non-cash tax valuation allowance that was recorded during the third quarter of 2025.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to a net loss of $1.3 million for 2025 compared to net loss of $0.8 million for 2024.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our revolving credit facility or issue equity, including preferred stock, to support ongoing business and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of December 28, 2025, we had cash and cash equivalents of $4.0 million. Our credit card receivables as of December 28, 2025 were $21.2 million, which are typically collected within four days. We had $354.2 million in long-term debt, which consisted of borrowings under our Credit Agreement as of December 28, 2025. As of December 28, 2025, the availability on our revolving credit facility was $27.2 million, subject to certain conditions.

Capital expenditures in 2025 were $57.6 million, of which $30.0 million primarily related to the construction of new STK, Benihana and Kona Grill restaurants, $7.4 million related to remodels or major projects at existing restaurants and $20.2 million related to existing restaurants. Net capital expenditures, inclusive of $6.3 million in landlord contributions, was $51.3 million for 2025. We expect to receive between $1.0 million to $1.3 million in landlord contributions in the next three months.

Capital expenditures by type for 2025 and 2024 is provided below (in thousands).

Year ended December 28, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$18,924	$8,342	$2,500	$206	$29,972
Remodels	1,793	3,046	2,605	—	7,444
Maintenance	6,866	7,862	4,258	—	18,986
Other	—	—	—	1,189	1,189
Total	$27,583	$19,250	$9,363	$1,395	$57,591
Tenant Improvement Allowance	4,261	1,523	542	—	6,326
Total Capital Expenditures net of Tenant Improvement Allowance	$23,322	$17,727	$8,821	$1,395	$51,265

Year ended December 31, 2024	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$40,119	$2,724	$11,098	$532	$54,473
Maintenance	3,854	7,914	4,492	—	16,260
Other	—	—	—	822	822
Total	$43,973	$10,638	$15,590	$1,354	$71,555
Tenant Improvement Allowance	5,480	—	1,460	—	6,940
Total Capital Expenditures net of Tenant Improvement Allowance	$38,493	$10,638	$14,130	$1,354	$64,615
(1)	Includes inventory of restaurant equipment for venues under development.

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

To help manage future cash requirements, we intend to prioritize capital-efficient growth in 2026, significantly reducing discretionary capital expenditures. New-restaurant Company-owned development will focus on locations requiring $1.5 million or less to open. We plan to convert up to an additional nine Company-owned Grill restaurants to Benihana or STK formats, with five that are expected to be converted by the end of 2026. These conversions are expected to require about $1.0 million in capital investment and are anticipated be accretive to EBITDA.

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

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a gross cash investment of approximately $600 to $650 per square foot, exclusive of $150 per square foot in landlord contributions. STK restaurants opened in 2024 and 2025 had a gross cost per square foot of $689 and $119 per square foot in landlord contributions with an average size of 11,922 square feet. For owned Benihana restaurants, where we build from a shell state, we have typically targeted a restaurant size of 6,000 to 7,000 square feet. In situations where we add functional space and build a restaurant with a mezzanine, covered patio, or rooftop, costs per square feet will increase. Typical cash pre-opening expenses are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the years ended December 28, 2025 and December 31, 2024 (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$30,312	$44,188
Investing activities	(57,591)	(441,393)
Financing activities	3,868	404,336
Effect of exchange rate changes on cash	3	(103)
Net (decrease) increase in cash and cash equivalents	$(23,408)	$7,028

Operating Activities. Net cash provided by operating activities was $30.3 million for 2025 compared to $44.1 million for 2024. The decrease in net cash provided by operating activities during 2025 compared to 2024 was primarily attributable to the timing of collections on credit card receivables.

Investing Activities. Net cash used in investing activities for 2025 was $57.6 million, of which $30.0 million primarily related to the construction of new STK, Benihana and Kona Grill restaurants, $7.4 million related to remodels or major projects at existing restaurants and $20.2 million related to existing restaurants. Net capital expenditures, inclusive of $6.3 million in landlord contributions, was $51.3 million for 2025.

Net cash used in investing activities for 2024 was $441.4 million, which was comprised of $369.8 million for the Benihana acquisition, net of cash acquired, and $71.6 million of which $54.5 million primarily related to the construction of new STK, Benihana, Kona Grill and RA Sushi restaurants and $16.3 million related to existing restaurants.

Financing Activities. Net cash provided by financing activities was $3.9 million for 2025 and was comprised of proceeds from borrowings on the revolving credit facility net of repayments of $7.0 million, partially offset by repayments under the Credit Agreement of $4.0 million. Net cash provided by financing activities was $404.4 million for 2024 and was comprised of net proceeds from borrowings under the Credit Agreement of $333.8 million and net proceeds from the issuance of preferred stock and warrants of $138.9 million, partially offset by the repayment of our prior credit facility of $73.6 million and $3.2 million of shares purchased under our stock buyback plan.

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

As of December 28, 2025, we had a valuation allowance of $75.1 million against the Company’s deferred tax assets. The recording of deferred taxes requires significant management judgment regarding the realizability of the deferred tax assets, interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 28, 2025 were $278.2 million and $253.2 million, respectively.

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

For the year ended December 28, 2025, the Company recorded non-cash impairment charges of $6.4 million on property and equipment, net and operating lease right-of-use-assets recorded in loss on impairment of non-current assets on the consolidated statement of operations and $0.7 million recorded in lease termination and exit expenses on the consolidated statement of operations. No impairment was recognized for the year ended December 31, 2024.

Insurance

We retain financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, health benefits and other insurable risks. The accrued liabilities associated with these programs are based on actuarial assumptions and projections as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date and are recorded in accrued expenses. Our estimated liabilities, which are not discounted, are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually on the last day of period 10 or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, expected future cash flows, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

If necessary, a quantitative assessment requires the use of estimates and assumptions regarding future cash flows. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a weighting of the income approach using a discounted cash flow analysis and the market approach using the guideline public company method. The fair value of the trade names and trademarks is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. These estimates are subjective, and our ability to realize future cash is affected by factors such as changes in economic conditions and operating performance. Changes in circumstances existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing fair value. These fair value assessments could change materially if different estimates and assumptions were used.

During the year ended December 31, 2024, the Company performed a qualitative test of the Benihana tradename, RA Sushi tradename, Kona Grill tradename and Benihana reporting unit goodwill. During the year ended December 28, 2025, the Company performed a quantitative test of the Benihana tradename, RA Sushi tradename, Kona Grill tradename and Benihana reporting unit goodwill. There is an inherent degree of uncertainty in preparing any forecast of future results as future sales are dependent on discretionary spending patterns, business travel and general economic conditions. A decrease in customer traffic or average transaction could reduce the sales and profitability of the restaurants which could impact the fair value of goodwill and tradenames.

We did not record any impairment charges related to goodwill in 2025 or 2024. For the year ended December 28, 2025, the Company recorded non-cash impairment charges of $4.2 million on the Kona Grill tradename recorded in loss on impairment of non-current assets on the consolidated statement of operations. No impairment related to indefinite-lived intangible assets was recognized for the year ended December 31, 2024. As of December 28, 2025, the goodwill associated with our Benihana reporting unit had a carrying value of $155.8 million and our Benihana tradename, Kona Grill tradename and RA Sushi tradename had carrying values in the amounts of $115.0 million, $11.0 million and $2.0 million respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, we do not enter into long-term agreements for the purchase of such supplies. There can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control and we may be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account the changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time. For the years ended December 28, 2025 and December 31, 2024, a hypothetical increase of 1% in food and beverage costs would have negatively impacted food and beverage costs by $1.6 million and $1.4 million, respectively.

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

Interest Rate Risk

Under our Credit Agreement, we are exposed to market risk from changes in interest rates on our borrowings. Borrowings under the Credit Agreement are subject to rates based on SOFR plus an interest rate margin of 6.0% to 6.5%. As of December 28, 2025, we had $351.3 million of borrowings subject to variable interest rates. Based on outstanding borrowings at both December 28, 2025 and December 31,2024, a hypothetical 1% rise in interest rates would have increased interest expense by $3.5 million on an annual basis.

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

Our CEO and CFO have reviewed the effectiveness of our disclosure controls and procedures as of December 28, 2025 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of December 28, 2025.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (the “COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 28, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 28, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The ONE Group Hospitality, Inc. and subsidiaries (the "Company") as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated March 19, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 19, 2026

Item 9B. Other Information

(c) Trading Plans

During the quarter ended December 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

Dated: March 19, 2026

THE ONE GROUP HOSPITALITY, INC.

By:	/s/ NICOLE THAUNG
Nicole Thaung
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL HILARIO	Chief Executive Officer and Director	March 19, 2026
Emanuel Hilario	(Principal Executive Officer)

/s/ NICOLE THAUNG	Chief Financial Officer	March 19, 2026
Nicole Thaung	(Principal Financial Officer)

/s/ CHRISTI HING	Chief Accounting Officer	March 19, 2026
Christi Hing	(Principal Accounting Officer)

/s/ JONATHAN SEGAL	Executive Chairman, Director	March 19, 2026
Jonathan Segal

/s/ DIMITRIOS ANGELIS	Director	March 19, 2026
Dimitrios Angelis

/s/ EUGENE BULLIS	Director	March 19, 2026
Eugene Bullis

/S/ JAMES CHAMBERS	Director	March 19, 2026
James Chambers

/s/ SUSAN LINTONSMITH	Director	March 19, 2026
Susan Lintonsmith

/s/ HAYDEE OLINGER	Director	March 19, 2026
Haydee Olinger

/s/ SCOTT ROSS	Director	March 19, 2026
Scott Ross

/s/ MICHAEL SERRUYA	Director	March 19, 2026
Michael Serruya

Exhibit Index

Exhibit Number	Exhibit Description
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

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 8-K filed on June 5, 2014).
3.2	Certificate of Designations of Series A Preferred Stock (Incorporated by reference to the “Closing 8-K”).
3.3	Amended and Restated Bylaws (Incorporated by reference to Form 8-K filed on October 25, 2011).
4.1	Investment Agreement dated March 26, 2024 between The ONE Group Hospitality, Inc., HPS Investment Partners, LLC and HPC III Kaizen LP (Incorporated by reference to Form 8-K filed on March 26, 2024).
4.2	Warrant Certificate No. A-1, dated May 1, 2024, issued by the Company to HPC III Kaizen LP (Incorporated by reference to the Closing 8-K).
4.3	Warrant Certificate No. A-2, dated May 1, 2024, issued by the Company to HPS Special Situations Opportunity Fund II, L.P. (Incorporated by reference to the Closing 8-K).
4.4	Warrant Certificate No. A-3, dated May 1, 2024, issued by the Company to SSOF II BH US Subsidiary, L.P. (Incorporated by reference to the Closing 8-K).
4.5	Warrant Certificate No. A-4, dated May 1, 2024, issued by the Company to HPS Corporate Lending Fund (Incorporated by reference to the Closing 8-K).
4.6	Warrant Certificate No. A-5, dated May 1, 2024, issued by the Company to HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).
4.7	Warrant Certificate No. B-1, dated May 1, 2024, issued by the Company to HPC III Kaizen L.P. (Incorporated by reference to the Closing 8-K).
4.8	Warrant Certificate No. B-2, dated May 1, 2024, issued by the Company to HPS Special Situations Opportunity Fund II, L.P. (Incorporated by reference to the Closing 8-K).
4.9	Warrant Certificate No. B-3, dated May 1, 2024, issued by the Company to SSOF II BH US Subsidiary, L.P. (Incorporated by reference to the Closing 8-K).
4.10	Warrant Certificate No. B-4, dated May 1, 2024, issued by the Company to HPS Corporate Lending Fund (Incorporated by reference to the Closing 8-K).
4.11	Warrant Certificate No. B-5, dated May 1, 2024, issued by the Company to HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).
4.12

Registration Rights Agreement dated May 1, 2024 by and among the Company, HPC III Kaizen L.P., HPS Special Situations Opportunity Fund II, L.P., SSOF II BH US Subsidiary, L.P., HPS Corporate Lending Fund and HPS Corporate Capital Solutions Fund (Incorporated by reference to the Closing 8-K).

4.13	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.13 to Form 10-K filed on March 10, 2025).
10.1	Form of Indemnity Agreement (Incorporated by reference to Amendment No. 1 to Form S-1 filed on June 30, 2011).
10. 2†	Amended and Restated Employment Agreement, dated October 30, 2017, by and between The ONE Group Hospitality, Inc. and Jonathan Segal (Incorporated by reference to Form 8-K filed on November 3, 2017).
10.3†	The One Group Hospitality, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement filed on April 8, 2022).
10.4†	Amended and Restated Employment Agreement between Emanuel N. Hilario and The ONE Group Hospitality, Inc. dated September 2, 2022 (Incorporated by reference to Form 8-K filed on September 7, 2022).
10.5†

Amendment to Amended and Restated Employment Agreement, dated December 23, 2025, between The ONE Group Hospitality, Inc. and Emanuel Hilario (Incorporated by reference to Form 8-K filed on December 29, 2025).

10.6†	Notice of Grant of Restricted Stock Units dated September 24, 2021 between Emanuel N. Hilario and The ONE Group Hospitality, Inc. (Incorporated by reference to Form 8-K filed on September 28, 2021).
10.7†

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

10.9†	Employment Letter Agreement with Tyler Loy Effective April 1, 2019 (Incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 26, 2020).
10.10†ᶲ	Offer Letter, by and between Nicole Thaung and The ONE Group Hospitality, Inc., dated September 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2025).
10.11†	Employment agreement, by and between Nicole Thaung and Benihana, Inc., dated August 20, 2018 (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2025).
10.12

Credit Agreement dated May 1 2024 with Deutsche Bank AG New York Branch, HPS Investment Partners, LLC, HG Vora Capital Management, LLC and certain of their respective affiliates and subsidiaries (Incorporated by reference to the Closing 8-K).

10.13

First Amendment to Credit and Guaranty Agreement dated July 24, 2024 between The ONE Group, LLC, certain other parties, and Deutsche Bank AG New York Branch, as administrative agent for the lenders (Incorporated by reference to the Form 10-Q filed on November 7, 2024).

10.14†	Form of Stock Option Grant Notice (2019 Equity Incentive Plan) (Incorporated by reference to the Form 8-K filed on April 4, 2024)
10.15†	Form of Restricted Stock Unit Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 26, 2020).
19.1	The ONE Group Hospitality, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to Form 10-K filed on March 10, 2025)

21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2*	Certification of Nicole Thaung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1**	Certification of Emanuel Hilario, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2**	Certification of Nicole Thaung, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1	The ONE Group Hospitality, Inc. Clawback Policy (Incorporated by reference to Form 10-K filed on March 14, 2024).
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	Inline XBRL Instance Document
101.SCH* 104	Inline XBRL Taxonomy Extension Schema Document Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

†      Management contract or compensatory plan or arrangement.

ᶲ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

THE ONE GROUP HOSPITALITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The ONE Group Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The One Group Hospitality Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 28, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment — Refer to Note 2 and Note 7 to the consolidated financial statements

Critical Audit Matter Description

Long-lived assets, which includes property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The impairment evaluation is performed at the individual restaurant level. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated undiscounted future cash flows expected to be generated by those restaurant assets. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net, and the Operating lease right-of-use assets as of December 28, 2025 were $278.2 million and $253.2 million, respectively. For the year ended December 28, 2025, the Company recorded a loss of $6.4 million for impairment of property and equipment, net and operating lease right-of-use-assets in the consolidated statement of operations.

For certain asset groups, we identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of long-lived assets, specifically as it relates to projected cash flows. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators and the reasonableness of management’s projected cash flows used in the undiscounted and discounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of long-lived assets included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment indicators for long-lived assets and over forecasted cash flows used in their recoverability and impairment analyses.
●	We evaluated the reasonableness of the Company’s evaluation of impairment indicators by:
o	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit
o	Testing long-lived restaurant assets for indications of impairment, including evaluating locations with current period losses or projected losses
o	Inspecting minutes of the board of directors, the Company's public statements, operating plans, and industry data to identify any evidence that may contradict management's assumptions
●	We evaluated the reasonableness of management’s forecasted cash flows used in their recoverability and impairment analyses, by comparing management’s projections and assumptions to (1) the Company’s historical results, (2) internal communications to management and the Board of Directors, (3) external communications made publicly by management, and (4) analyst and industry data.
●	We tested the completeness and accuracy of the underlying source information used by management to identify impairment.

Goodwill and Indefinite-Lived Asset Impairment — Refer to Note 2 and Note 7 to the consolidated financial statements

Critical Audit Matter Description

Goodwill and indefinite-lived intangible assets (“tradenames”) are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be fully recoverable. The goodwill impairment evaluation is performed at the reporting unit level. The tradename impairment evaluation is performed at the brand level. Recoverability is measured by a comparison of the carrying amount of the asset to its estimated fair value. The fair value of the reporting unit was determined using a weighted average of the income approach using a discounted cash flow analysis and the market approach using a guideline public company method. The fair value of the tradenames was determined using discounted cash flows under the relief from royalty method which is an income approach. If the carrying amount of the assets exceeds its fair value, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Goodwill associated with the Benihana reporting unit, the Benihana tradename, and the Kona tradename as of December 28, 2025 were $155.8 million, $115.0 million, and $11.0 million, respectively. For the year ended December 28, 2025, an impairment loss related to the Kona tradename in the amount of $4.2 million was recognized.

We identified the impairment evaluation for the Benihana reporting unit goodwill, the Benihana tradename, and the Kona tradename as a critical audit matter because of the significant estimates and assumptions management makes when selecting the revenue growth rates, royalty rates, and the discount rates to evaluate the recoverability of the assets. A higher degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, were required when performing audit procedures to evaluate the reasonableness of these assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to impairment of goodwill and tradenames included the following, among others:

●	We tested the effectiveness of internal controls over the fair value of the goodwill and indefinite-lived intangible assets, including those over the business projections and the selection of the projected revenue growth rates, royalty rates and the discount rates.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rates and the discount rates by:
o	Testing the source information underlying the determination of the royalty rates and the discount rates and recalculating the mathematical accuracy of management’s calculation of these assumptions
o	Developing a range of independent estimates over the discount rates and comparing those to the discount rates selected by management
o	Comparing the royalty rates from comparable licensing agreements to the rates selected by management
●	We evaluated the reasonableness of management’s revenue growth rates by:
o	Comparing management’s projections to (1) the Company’s historical results, (2) internal communications to management and the Board of Directors, (3) external communications made publicly by management, and (4) analyst and industry data.
o	Benchmarking the projections against peer group guidance.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 19, 2026

We have served as the Company's auditor since 2021.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 28,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,168	$27,576
Credit card receivable	19,480	10,477
Restricted cash and cash equivalents	499	499
Accounts receivable	15,389	12,294
Inventory	9,839	11,318
Other current assets	7,521	6,786
Due from related parties	—	376
Total current assets	56,896	69,326

Property and equipment, net	278,195	276,120
Operating lease right-of-use assets	253,228	260,331
Goodwill	155,783	155,783
Intangibles, net	128,988	133,111
Deferred tax assets, net	—	54,282
Other assets	8,852	9,030
Security deposits	2,254	2,097
Total assets	884,196	960,080

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,633	$30,883
Accrued payroll expenses	19,286	23,897
Accrued expenses	46,356	48,339
Current portion of operating lease liabilities	13,803	15,294
Deferred gift card revenue and other	6,819	6,540
Current portion of long-term debt	9,302	6,125
Other current liabilities	1,017	313
Total current liabilities	133,216	131,391

Long-term debt, net of current portion, unamortized discount and debt issuance costs	334,013	328,110
Operating lease liabilities, net of current portion	293,985	293,490
Other long-term liabilities	6,319	5,758
Deferred tax liabilities, net	5,187	—
Total liabilities	772,720	758,749

Commitments and contingencies (Note 17)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at December 28, 2025 and December 31, 2024	191,303	158,085

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,520,226 issued and 31,242,344 outstanding at December 28, 2025 and 33,994,140 shares issued and 31,037,843 outstanding at December 31, 2024	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at December 28, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 3,402,881 shares at December 28, 2025 and 3,019,654 shares at December 31, 2024	(19,308)	(18,202)
Additional paid-in capital	39,712	67,118
(Accumulated deficit) retained earnings	(93,216)	—
Accumulated other comprehensive loss	(3,029)	(3,028)
Total stockholders’ (deficit) equity	(75,838)	45,891
Noncontrolling interests	(3,989)	(2,645)
Total (deficit) equity	(79,827)	43,246
Total liabilities, Series A preferred stock and stockholders' (deficit) equity	$884,196	$960,080

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share and related share information)

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Revenues:
Owned restaurant net revenue	$791,762	$658,915
Management, license, franchise and incentive fee revenue	13,960	14,429
Total revenues	805,722	673,344
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	163,579	138,794
Owned restaurant operating expenses	503,070	413,587
Total owned operating expenses	666,649	552,381
General and administrative (including stock-based compensation of $5,440 and $6,017 for the years ended December 28, 2025 and December 31, 2024, respectively)	52,540	44,234
Depreciation and amortization	43,192	34,096
Transition and integration expenses	11,202	13,681
Loss on impairment of non-current assets	10,610	—
Lease termination and exit expenses	7,949	1,567
Pre-opening expenses	5,741	9,509
Transaction and exit costs	256	8,855
Other (income) expenses	(418)	124
Total costs and expenses	797,721	664,447
Operating income	8,001	8,897
Other expenses, net:
Interest expense, net of interest income	40,902	31,109
Loss on early debt extinguishment	—	4,149
Total other expenses, net:	40,902	35,258
Loss before provision (benefit) for income taxes	(32,901)	(26,361)
Provision (benefit) for income taxes	60,684	(8,434)
Net loss	(93,585)	(17,927)
Less: net loss attributable to noncontrolling interest	(1,344)	(829)
Net loss attributable to The ONE Group Hospitality, Inc.	$(92,241)	$(17,098)
Series A Preferred Stock paid-in-kind dividend and accretion	(33,218)	(19,142)
Net loss available to common stockholders	$(125,459)	$(36,240)

Net loss attributable to The ONE Group Hospitality, Inc. per share:
Basic loss per share	$(4.05)	$(1.16)
Diluted loss per share	$(4.05)	$(1.16)

Shares used in computing basic loss per share	31,015,129	31,154,765
Shares used in computing diluted loss per share	31,015,129	31,154,765

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Net loss	$(93,585)	$(17,927)
Currency translation loss	(1)	(98)
Comprehensive loss	(93,586)	(18,025)
Less: comprehensive loss attributable to noncontrolling interest	(1,344)	(829)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(92,242)	(17,196)
Series A Preferred Stock paid-in-kind dividend and accretion	(33,218)	(19,142)
Comprehensive loss attributable to common stockholders	$(125,460)	$(36,338)

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY AND SERIES A PREFERRED STOCK

(in thousands, except share information)

							(Accumulated	Accumulated
						Additional	deficit)	other
	Series A Preferred stock		Common stock		Treasury	paid-in	retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	earnings	loss	(deficit) equity	interests	Total
Balance at January 1, 2024	—	$—	31,283,975	$3	$(15,051)	$58,270	$28,884	$(2,930)	$69,176	$(1,816)	$67,360
Stock-based compensation	—	—	175,307	—	—	6,018	—	—	6,018	—	6,018
Exercise of stock options and warrants	—	—	50,000	—	—	242	—	—	242	—	242
Issuance of vested restricted shares, net of tax withholding	—	—	271,762	—	—	(827)	—	—	(827)	—	(827)
Purchase of treasury stock	—	—	(743,201)	—	(3,151)	—	—	—	(3,151)	—	(3,151)
Warrants	—	—	—	—	—	10,771	—	—	10,771	—	10,771
Series A preferred stock issuance	160,000	138,943	—	—	—	—	—	—	—	—	—
Series A Preferred Stock paid-in-kind dividend and accretion	—	19,142	—	—	—	(7,356)	(11,786)	—	(19,142)	—	(19,142)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(98)	(98)	—	(98)
Net loss	—	—	—	—	—	—	(17,098)	—	(17,098)	(829)	(17,927)
Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	305,718	—	—	5,440	—	—	5,440	—	5,440
Issuance of vested restricted shares, net of tax withholding	—	—	282,010	—	—	(603)	—	—	(603)	—	(603)
Purchase of treasury stock	—	—	(383,227)	—	(1,106)	—	—	—	(1,106)	—	(1,106)
Series A Preferred Stock paid-in-kind dividend and accretion	—	33,218	—	—	—	(32,243)	(975)	—	(33,218)	—	(33,218)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	—	—	(92,241)	—	(92,241)	(1,344)	(93,585)
Balance at December 28, 2025	160,000	$191,303	31,242,344	$3	$(19,308)	$39,712	$(93,216)	$(3,029)	$(75,838)	$(3,989)	$(79,827)

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Operating activities:
Net loss	$(93,585)	$(17,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,192	34,096
Non-cash lease termination and exit costs	5,692	692
Stock-based compensation	5,440	6,017
Amortization of debt issuance costs and debt original issuance discounts	3,570	2,635
Deferred taxes	59,469	(9,180)
Non-cash loss on early debt extinguishment	—	1,674
Loss on impairment of non-current assets	10,610	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable and credit card receivable	(12,099)	296
Inventory	1,479	(729)
Other current assets	(884)	139
Due from related parties	376	—
Security deposits	(157)	(497)
Other assets	(1,225)	(3,133)
Accounts payable	6,084	3,121
Accrued expenses	(4,935)	16,053
Operating lease liabilities and right-of-use assets	5,424	9,315
Other liabilities	1,861	1,616
Net cash provided by operating activities	30,312	44,188

Investing activities:
Purchase of property and equipment	(57,591)	(71,555)
Acquisition related payments, net of cash acquired	—	(369,838)
Net cash used in investing activities	(57,591)	(441,393)

Financing activities:
Borrowings of long-term debt	22,524	333,829
Repayments of long-term debt and financing lease liabilities	(16,947)	(75,471)
Issuance of Series A preferred stock net of discount	—	138,943
Issuance of warrants to Series A preferred stockholders	—	10,771
Exercise of stock options	—	242
Tax-withholding obligation on stock-based compensation	(603)	(827)
Purchase of treasury stock	(1,106)	(3,151)
Net cash provided by financing activities	3,868	404,336
Effect of exchange rate changes on cash	3	(103)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(23,408)	7,028
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	28,075	21,047
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$4,667	$28,075
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$37,778	$24,501
Income taxes paid, net of refunds	$1,211	$497
Accrued purchases of property and equipment	$9,226	$11,194
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$4,168	$27,576
Restricted cash and cash equivalents	499	499
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$4,667	$28,075

See notes to the consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants. The Company’s primary restaurant brands are: STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere; Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails; Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in a polished casual atmosphere; and RA Sushi, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of December 28, 2025, the Company owned, operated, managed, franchised or licensed 159 venues, including 31 STKs, 86 Benihanas, 23 Kona Grills and 13 RA Sushis in major metropolitan cities in North America, Europe, Latin America and the Middle East and 6 F&B venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year ended on the last Sunday in December. The Company’s fourth quarter of 2025 was the 91-day period of September 29, 2025 through December 28, 2025 compared to the fourth quarter of 2024 which was the 92-day period of October 1, 2024 through December 31, 2024. The Company’s fiscal year ending December 28, 2025 contained 362 days due to the transition. The fiscal year ending December 31, 2024 contained 366 days.

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

Immaterial Prior Period Restatement

Subsequent to the issuance of the Company’s Consolidated Financial statements filed on Form 10-K for the period ended December 31, 2024, the Company identified an error in its calculation and recognition of non-cash rent expense for Benihana and RA Sushi from the date of its acquisitions through December 31, 2024, which resulted in the Company understating net loss by $1.3 million. The Company has evaluated the impact of the error and determined that it was not material to the 2024 interim or annual financial statements. However, the cumulative effect of the error in the first quarter of 2025 would have had a material effect on the results of operations for the period. Therefore, the Company has made these immaterial corrections in the comparative prior period within the Consolidated Financial Statements and related footnotes.

The following table reflects the correction on the affected line items in the Company’s previously reported Consolidated Financial Statements for the year ended December 31, 2024.

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

Prior Period Reclassifications

The Company reclassified $0.5 million from transaction and exit costs on the Consolidated Statements of Operations to lease termination and exit costs related to a Kona Grill location closed in 2024 to conform to current year presentation.

The Company reclassified $6.0 million in stock-based compensation to general and administrative expenses within the prior period segment reporting footnotes to conform to the current year presentation. Refer to Note 15 – Segment Reporting for additional information.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants as of December 28, 2025 and December 31, 2024.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are accounts that are restricted to funding payment of employee benefits and collateral accounts relating to liquor license bonds.

Credit card receivable

The Company’s credit card receivables arise from credit cards payments that are in transit from the credit card processor to the Company.

Accounts Receivable

The Company’s receivables arise from management, license and franchise agreements, trade customers and other reimbursable amounts due from hotel operators where the Company operates a food and beverage service. Accounts receivable from third-party delivery services at December 28, 2025 and December 31, 2024 was $1.1 million and $1.3 million, respectively. Receivables from the Company’s management, license, franchise and hotel partners were $7.1 million and $6.3 million at December 28, 2025 and December 31, 2024, respectively.

Inventory

Inventories, which consist of food, liquor and other beverages, are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs to sell. As of December 28, 2025 and December 31, 2024, food inventories were $5.1 million and $6.7 million, respectively, and beverage inventories were $4.7 million and $4.5 million, respectively.

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

Other Assets

Other assets include liquor license acquisition costs and costs to fulfill obligations under the Company’s management and license agreements.

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 28,	December 31,
	2025	2024
Indefinite-lived intangible assets
Tradenames	$130,200	134,400
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	335	152
Total finite-lived intangible assets	1,135	952
Less: accumulated amortization	(2,347)	(2,241)
Total intangibles, net	$128,988	133,111

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 5 to 15 years. The amortization expense was $0.1 million each of the years ended December 28, 2025 and December 31, 2024. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and right-of-use assets for operating leases, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable. The impairment evaluation is generally performed at the individual restaurant level, as we believe this is the lowest level of identifiable cash flows. We believe that historical cash flows, in addition to other relevant facts and circumstances, are the primary basis for estimating future cash flows. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of restaurant assets is measured by a comparison of the carrying amount of an individual restaurant’s assets to the estimated identifiable undiscounted future cash flows exclusive of operating lease payments, expected to be generated by those restaurant assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If the carrying amount of an individual restaurant’s assets exceeds its estimated undiscounted future cash flows, exclusive of operating lease payments, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The estimated fair value is determined for these assets in accordance with ASC 820, Fair Value Measurement. Property and equipment, net of accumulated depreciation and the operating lease right-of-use assets as of December 28, 2025 were $278.2 million and $253.2 million, respectively. For the year ended December 28, 2025, the Company recorded non-cash impairment charges of $6.4 million on property and equipment, net and operating lease right-of-use-assets recorded in loss on impairment of non-current assets on the consolidated statement of operations and $0.7 million recorded in lease termination expenses on the consolidated statement of operations. No impairment was recognized for the year ended December 31, 2024.

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

Income Taxes

The Company computes income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes, using the enacted statutory rate in effect for the year these differences are expected to be taxable or refunded. Deferred income tax expenses or credits are based on the changes in the asset or liability, respectively, from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. If the Company determines that a deferred tax asset or liability could be realized in a greater or lesser amount than recorded, the deferred tax asset or liability is adjusted and a corresponding adjustment is made to the provision (benefit) for income taxes in the consolidated statements of operations in the period during which the determination is made.

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

The recording of deferred taxes requires significant management judgment regarding the realizability of the asset, interpretation of applicable statutes, the status of various income tax audits, and particular facts and circumstances.

The Company recognizes the tax benefit from an uncertain tax position when it determines that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If the Company derecognizes an uncertain tax position, the Company’s policy is to record any applicable interest and penalties within the provision (benefit) for income taxes in the consolidated statements of operations.

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

The Company has a loyalty program, “Friends With Benefits”, to encourage customers to frequent its restaurants. The loyalty rewards program awards a customer one point for every dollar spent. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 28, 2025 and December 31, 2024 the deferred revenue allocated to loyalty points that have not been redeemed was $0.5 million and $0.2 million, respectively, which is recorded as a component of accrued expenses in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

Gift Cards

Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue when redeemed by the holder. There are no expiration dates on the Company’s gift cards and the Company does not charge any service fees that would result in a decrease to a customer’s available balance.

Although the Company will continue to honor all gift cards presented for payment, it may determine the likelihood of redemption to be remote for certain gift cards due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting balances to government agencies under unclaimed property laws, outstanding gift card balances may then be recognized as breakage in the consolidated statements of operations as a component of owned restaurant net revenue. For the years ended December 28, 2025 and December 31, 2024, the Company recognized $0.7 million and $1.5 million, respectively, in revenue from gift card breakage.

Pre-opening Expenses

Pre-opening expenses for Company owned restaurants are expensed as incurred prior to a restaurant opening for business. Pre-opening expenses for the years ended December 28, 2025 and December 31, 2024 were $5.7 million and $9.5 million, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $27.8 million and $21.8 million for the years ended December 28, 2025 and December 31, 2024, respectively.

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

Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and income available to common stockholders. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, PSUs and RSUs. The two-class method for computing loss per share will be utilized when applicable. Refer to Note 11 for the calculations of basic and diluted loss per share.

Segment Reporting

The Company has identified the following three reportable operating segments: STK, Benihana and Grill Concepts. Refer to Note 15 for additional details and certain financial information regarding the Company’s operating segments relating to the years ended December 28, 2025 and December 31, 2024.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Gains or losses resulting from the translation of foreign subsidiaries represent other comprehensive income (loss) and are accumulated as a separate component of stockholders’ equity. Currency translation gains or losses are recorded in accumulated other comprehensive loss within stockholders’ equity and amounted to a nominal loss during 2025 and a loss of approximately $0.1 million during 2024.

Comprehensive Loss

Comprehensive loss consists of two components: net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. All of the Company’s foreign currency translation adjustments relate to wholly owned subsidiaries of the Company.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has incorporated this ASU retrospectively into the income tax footnote within this Annual Report Form 10-K for the year ended December 28, 2025.

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

The Company incurred approximately $11.2 million for transition and related integration efforts in 2025. The Benihana Acquisition resulted in actual revenues of $339.7 million and net loss of $5.8 million in the consolidated statements of operations for the year ended December 31, 2024. The net loss that resulted from the Benihana Acquisition is primarily due to the allocation of interest expense, transaction, transition and integration expenses.

The following unaudited pro forma results of operations for December 31, 2024 give effect to the Benihana Acquisition as if it had occurred on January 1, 2024 (in thousands):

For the year ended December 31,
2024
Total revenues	$846,881
Net income	$12,054

Note 4 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 28,	December 31,
	2025	2024
Furniture, fixtures and equipment	$88,823	$80,362
Leasehold improvements	266,224	247,575
Less: accumulated depreciation	(117,365)	(88,638)
Subtotal	237,682	239,299
Construction in progress	35,097	31,982
Restaurant smallwares	5,416	4,839
Total	$278,195	$276,120

Depreciation related to property and equipment amounted to $42.1 million and $33.5 million for the years ended December 28, 2025 and December 31, 2024, respectively. The Company also recorded $4.0 million in accelerated depreciation relating to property and equipment for the restaurants closed or to be closed, which is presented in lease termination and exit expenses within the consolidated statement of operations. The Company depreciates construction in progress upon such assets being placed into service.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28,	December 31,
	2025	2024
VAT and sales taxes	$10,572	$10,120
Interest	6,053	6,681
Amounts due to landlords	4,507	5,339
Insurance	4,130	4,388
New restaurant construction	3,521	6,923
Legal, professional and other services	2,196	1,692
Lease termination	462	—
Income taxes	449	471
Other (1)	14,466	12,725
Total	$46,356	$48,339
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 6 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 28,	December 31,
	2025	2024
Term loan agreements	$344,313	$348,250
Revolving credit facility	7,000	—
Equipment security notes	2,856	—
Total long-term debt	354,169	348,250
Less: current portion of long-term debt	(9,302)	(6,125)
Less: debt issuance costs	(414)	(534)
Less: debt original issuance discount	(10,440)	(13,481)
Total long-term debt, net of current portion	$334,013	$328,110

Future minimum loan payments:
2026	$9,302
2027	11,512
2028	22,493
2029	310,413
2030	449
Total	$354,169

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and fees, was $37.1 million and $28.8 million for the years ended December 28, 2025 and December 31, 2024, respectively. Capitalized interest was $1.3 million and $2.4 million for the years ended December 28, 2025 and December 31, 2024, respectively.

As of December 28, 2025, the Company had $5.8 million in standby letters of credit for certain restaurants and $27.2 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

In connection with the Benihana Acquisition, on May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows up to $10.0 million of which will be available in the form of letters of credit. As of December 28, 2025, the Company had borrowings of $7.0 million on the Revolving Facility.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of December 28, 2025 was 10.33%.

As of December 28, 2025, the Company had $0.4 million of debt issuance costs and $10.4 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.1 million of debt original issuance discount recorded in Other Assets on the consolidated balance sheets.

Equipment Security Notes

Between July 10, 2025 and September 23, 2025, the Company entered into three Equipment Security Notes with Banc of America Leasing & Capital, LLC in an aggregate amount of $3.0 million to purchase restaurant equipment (the “Equipment Security Notes”). The Equipment Security Notes bear interest at rates ranging from 7.09% to 7.19% per annum, and are each payable in 60 equal monthly installments, inclusive of interest. Each of the Equipment Security Notes is secured by the equipment purchased with the proceeds of such note. As of December 28, 2025, the aggregate amount outstanding under the Equipment Security Notes was approximately $2.9 million.

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

Note 7 – Fair Value of Financial Instruments

Cash and cash equivalents, credit card receivable, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. During the year ended December 28, 2025, the Company completed an impairment analysis using Level 3 inputs on assets related to restaurants that have upcoming lease expirations using a discounted cash flow model. The Company recorded non-cash impairment charges of $6.4 million on property and equipment, net and operating lease right-of-use-assets recorded in loss on impairment of non-current assets on the consolidated statement of operations and $0.7 million recorded in lease termination expenses on the consolidated statement of operations.

Goodwill and indefinite-lived intangible assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. During the year ended December 28, 2025, the Company completed an impairment analysis using Level 3 inputs on goodwill, using a weighting of the income approach using a discounted cash flow analysis and the market approach using a guideline public company method. The fair value of the trade names and trademarks is estimated using the relief from royalty method. For the Benihana reporting unit and tradename and RA Sushi tradename, key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. For the Kona Grill tradename, key assumptions include projected weighted average revenue growth of approximately -1.8%, driven by the optimization of the Grill Concepts that took place during 2025 and 2026; discount rate of approximately 10.5%; royalty rate of approximately 1.5%; and other factors that could affect fair value or otherwise indicate potential impairment. The Company recorded non-cash impairment charges of $4.2 million on the Kona Grill tradename within intangible assets on the consolidated balance sheets recorded in loss on impairment of non-current assets on the consolidated statement of operations.

The Company’s long-term debt, which is valued using Level 2 inputs, approximates fair value as such debt bears interest at variable rates which approximates market rates.

The Company’s purchase price allocations for the Benihana Acquisition were measured at fair value on a nonrecurring basis primarily using Level 3 inputs.

Note 8 - Income Taxes

The components of loss before provision (benefit) for income taxes were as follows (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Domestic	$(32,851)	$(26,383)
Foreign	(50)	22
Total	$(32,901)	$(26,361)

The components of the Company’s provision (benefit) for income taxes were as follows (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Current:
Federal	$(66)	$66
State and local	1,041	544
Foreign	232	143
Total current	1,207	753
Deferred:
Federal	52,318	(8,054)
State and local	7,159	(1,133)
Foreign	—	—
Total deferred	59,477	(9,187)
Total provision (benefit) for income taxes	$60,684	$(8,434)

The Company’s effective tax rate differs from the statutory rates as follows:

	For the year ended December 28,		For the year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$(6,909)	21.0%	$(5,536)	21.0%
Domestic State and Local Income Taxes, Net of Federal Effect(1)	7,981	(24.3)%	(835)	3.2%
Tax Credits
FICA TIP Credit	(7,571)	23.0%	(5,668)	21.5%
Nontaxable or Nondeductible items
FICA TIP Wages	1,590	(4.8)%	1,190	(4.5)%
Nondeductible Executive Compensation	433	(1.3)%	813	(3.1)%
Transaction Costs	—	—	931	(3.5)%
Other Nondeductible items	510	(1.6)%	384	(1.5)%
Changes in Valuation Allowance	63,897	(194.2)%	—	—
Other Adjustments	753	(2.3)%	287	(1.1)%
Effective income tax rate	$60,684	(184.4)%	$(8,434)	32.0%

(1) For the year ending December 28, 2025 and December 31, 2024, state and local income taxes in California, Florida, and New York comprise the majority of the domestic state and local income taxes.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$73,405	$71,448
Stock compensation	379	361
FICA tip credit carryforward	57,224	49,407
Net operating loss	9,946	7,324
Goodwill	435	589
Inventory	36	101
Charitable contributions carryforward	184	37
Foreign tax credit carryforward	622	622
Deferred revenue	620	1,627
State and local tax credit carryforward	21	21
Expenses not deductible until paid	2,706	2,961
IRC 163(j) disallowed interest carryforward	38,287	34,002
Debt issuance costs	187	—
Kona Grill related acquisition costs	558	621
Total deferred tax assets	184,610	169,121
Deferred tax liabilities:
Operating lease right-of-use assets	(60,838)	(60,641)
Depreciation and amortization	(23,124)	(19,599)
Trademarks and franchise agreements	(30,221)	(30,215)
Basis in LLC interest	(39)	—
Other	(451)	(136)
Total deferred tax liabilities	(114,673)	(110,591)
Valuation allowance	(75,124)	(4,248)
Net deferred tax assets	$(5,187)	$54,282

Tax Carryforwards

As of December 28, 2025, the Company has federal net operating loss (“NOL”) carryforwards of $30.5 million which have no expiration date. As of December 28, 2025, the Company has federal FICA tip credit carryforwards of $57.2 million which have expiration dates from 2033 through 2046. The Company has various state NOL carryforwards. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. As of December 28, 2025, the Company has $3.5 million in state NOL carryforwards after applying applicable apportionment percentages and tax rates. The state NOLs expire at various dates from 2037 to 2045.

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not that the deferred tax assets will be realized. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including current operating results, tax planning strategies and forecasts of future earnings. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 28, 2025. As of December 28, 2025 and December 31, 2024, the Company had a valuation allowance of $75.1 million and $4.2 million, respectively.

Uncertain tax positions

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Balance, beginning of year	$127	$—
Increase related to acquisitions	—	127
Balance, end of year	$127	$127

Included in the balance of unrecognized tax benefits as of December 28, 2025 are tax benefits that, if recognized, would result in adjustments to taxes payable. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, we accrued interest of $0.2 million as of December 28, 2025 and December 31, 2024.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal tax filings remain subject to examination for federal tax years 2022 through 2025. The Company’s state and local tax filings remain subject to examination for tax years 2021 through 2025. NOL carryforwards are subject to examination regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

The Company’s foreign income tax returns prior to fiscal year 2022 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The following table summarizes the Company’s income taxes paid, net of refunds, as of December 28, 2025 and December 31, 2024 (in thousands):

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Federal	$131	$—
Aggregated state and local jurisdictions	171	45
Disaggregated state and local jurisdictions
Texas	306	187
Minnesota	109	—
Florida	80	75
New York	116	40
Pennsylvania	66	—
Massachusetts	49	—
Illinois	—	50
Tennessee	—	(28)
Foreign	183	128
Cash paid for income taxes, net of refunds	1,211	497

Note 9 – Revenue recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	December 28,	December 31,
	2025	2024
Deferred license revenue (1)	116	204
Deferred gift card revenue (2)	6,074	5,984
Advanced party deposits (2)	745	556
Friends with Benefits rewards program (3)	450	201
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	December 28,	December 31,
	2025	2024
Revenue recognized from deferred license revenue	$45	$33
Revenue recognized from deferred gift card revenue	4,157	1,245
Revenue recognized from advanced party deposits	523	361

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 28, 2025 were as follows for each year ending (in thousands):

2026	$25
2027	22
2028	22
2029	16
2030	3
Thereafter	28
Total future estimated deferred license revenue	$116

Note 10 – Leases

The components of lease expense for the period were as follows (in thousands):

	December 28,	December 31,
	2025	2024
Lease cost
Operating lease cost	$46,059	$37,195
Finance lease cost
Amortization of ROU assets	211	212
Interest on lease liabilities	86	92
Total finance lease cost	297	304
Variable lease cost (1)	23,043	19,260
Short-term lease cost	3,380	1,609
Total lease cost	$72,779	$58,368

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	3 years	4 years
Weighted average discount rate
Operating leases	10.41%	10.34%
Finance leases	11.14%	11.14%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the consolidated balance sheet were as follows (in thousands):

	December 28,	December 31,
	2025	2024
Finance lease right-of-use assets (1)	$573	$849
Current portion of finance lease liabilities (1)	191	189
Long-term portion of finance lease liabilities (1)	457	754
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	December 28,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,855	$33,440
Operating cash flows from finance leases	$211	$212
Financing cash flows from finance leases	$342	$221
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,682	$4,156
Finance leases	$—	$64

The Company has entered into seven operating leases for future restaurants that have not commenced as of December 28, 2025. The present value of the aggregate future commitment related to these leases totals $25.7 million. The Company expects these leases, which have initial lease terms of 10 to 20 years, to commence within the next twelve months.

As of December 28, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2026	$39,177
2027	44,604
2028	46,484
2029	47,212
2030	40,751
Thereafter	368,390
Total lease payments	586,618
Less: imputed interest	(278,830)
Present value of operating lease liabilities	$307,788

As of December 28, 2025, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2026	$277
2027	251
2028	230
Total lease payments	758
Less: imputed interest	(110)
Present value of finance lease liabilities	$648

Note 11 – Earnings (loss) per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and loss available to common stockholders. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of all potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units. The two-class method for computing earnings per share will be utilized when applicable.

For the years ended December 28, 2025 and December 31, 2024, loss per share was calculated as follows (in thousands, except loss per share and related share data):

	Year ended December 28,	Year ended December 31,
	2025	2024
Net loss attributable to The ONE Group Hospitality, Inc.	$(92,241)	$(17,098)
Series A Preferred Stock paid-in-kind dividend and accretion	(33,218)	(19,142)
Net loss attributable to common stockholders	(125,459)	(36,240)

Basic weighted average shares outstanding	31,015,129	31,154,765
Dilutive effect of stock options, warrants and restricted share units	—	—
Diluted weighted average shares outstanding	31,015,129	31,154,765

Net loss available to common stockholders per share - Basic	$(4.05)	$(1.16)
Net loss available to common stockholders per share - Diluted	$(4.05)	$(1.16)

For the years ended December 28, 2025 and December 31, 2024, stock options, warrants and restricted share units totaling 3.5 million and 2.5 million, respectively, were determined to be anti-dilutive and were therefore excluded from the calculation of diluted loss per share.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the years ended December 28, 2025 and December 31, 2024, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $33.2 million and $19.1 million, respectively.

Redemption Rights

Holders of the Series A Preferred Stock have the right to require redemption of all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference on or after July 29, 2029, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At anytime after the fourth anniversary, the Company may repurchase all of some of the preferred stock for 100% of the liquidation preference.

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

Note 13 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock with a par value of $0.0001. There were no shares of preferred stock that were issued or outstanding at December 28, 2025 or December 31, 2024, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of December 28, 2025 and December 31, 2024, there are 31.2 million and 31.0 million shares of common stock outstanding, respectively.

Stock Purchase Program

In September 2022, the Company’s Board of Directors authorized a repurchase program of up to $10.0 million of outstanding common stock. In May 2023, the Company’s Board of Directors authorized an additional $5.0 million to this program. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program.

During 2025 and 2024, the Company purchased 0.4 million and 0.7 million shares for aggregate consideration of $1.1 million and $3.2 million, respectively. As of December 28, 2025, the Company purchased 3.4 million shares for $19.3 million under the program.

Warrants

In connection with the Benihana Acquisition, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of December 28, 2025.

					Shares available for purchase as of
			Warrants	Exercise	December 28,	December 31,
Issuance date	Holder of warrants	Expiration date	Issued	Price	2025	2024
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Dividends

The issuance of a dividend is dependent on a variety of factors, including but not limited to, available cash and the overall financial condition of the Company. The issuance of a dividend is also subject to legal restrictions and the terms of the Company’s credit agreement. The Company did not issue dividends related to its common stock in 2025 or 2024.

Note 14 – Employee Benefit Plans

Defined Contribution Retirement Plan

The Company sponsors qualified defined contribution retirement plans (the “401(k) Plans”) covering all eligible employees, as defined in the 401(k) Plans. The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation, on a pre-tax or post-tax basis, and contribute such amount to one or more investment options. Employer contributions to the plans are at the discretion of the Company. The Company did not accrue or make any employer contributions in 2025 and 2024.

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

Effective May 18, 2022, the Board and the Company’s stockholders approved a 4,500,000 increase to the number of shares of common stock authorized for issuance under the Equity Incentive Plan, bringing the maximum aggregate limit to 11,573,922 shares. As of December 28, 2025, the Company had 1,713,979 shares available for issuance under the Equity Incentive Plan.

Stock-based compensation cost for 2025 and 2024 was $5.4 million and $6.0 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations. Included in stock-based compensation cost was $0.8 million and $0.7 million of unrestricted stock granted to directors for 2025 and 2024, respectively. Such grants were awarded consistent with the Board’s compensation practices. Stock-based compensation for both 2025 and 2024 included $0.9 million of compensation costs for market condition-based restricted stock units (“PSU”). Refer to discussion of performance stock units below.

Stock Option Activity

Stock options in the table below include both time-based and market condition-based awards.

Changes in outstanding stock options during the years ended December 28, 2025 and December 31, 2024 were as follows:

			Weighted average
		Weighted	remaining	Intrinsic
		average exercise	contractual life	value
	Shares	price	(in years)	(thousands)
Outstanding at January 1, 2024	673,942	$2.35
Granted	260,420	5.73
Exercised	(50,000)	4.85		$29
Cancelled, expired or forfeited	(46,078)	5.00
Outstanding at December 31, 2024	838,284	3.11	4.72	$567
Exercised	—	—		$—
Cancelled, expired or forfeited	(35,128)	4.22
Outstanding at December 28, 2025	803,156	2.99	3.53	$114
Exercisable at December 28, 2025	803,156	2.99	3.53	$114

A summary of the status of the Company’s non-vested stock options as of December 28, 2025 and December 31, 2024 and changes during the years then ended, is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested stock options at January 1, 2024	—	$—
Granted	260,420	3.67
Cancelled, expired or forfeited	(1,078)	3.67
Non-vested stock options at December 31, 2024	259,342	$3.67
Vested	(249,986)	3.67
Cancelled, expired or forfeited	(9,356)	3.67
Non-vested stock options at December 28, 2025	—	$—

The fair value of options that vested in 2025 and 2024 was $0.9 million and zero, respectively.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the Equity Incentive Plan. RSUs in the table below include time-based awards that typically vest in equal installments over a three year period. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during 2025 and 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at January 1, 2024	1,020,556	$8.08
Granted	468,356	4.88
Vested	(472,336)	7.93
Cancelled, expired or forfeited	(43,476)	7.11
Non-vested RSUs at December 31, 2024	973,100	$6.66
Granted	930,689	3.00
Vested	(479,762)	7.66
Cancelled, expired or forfeited	(196,089)	4.12
Non-vested RSUs at December 28, 2025	1,227,938	$3.90

As of December 28, 2025, the Company had approximately $3.3 million of total unrecognized compensation costs related to restricted stock awards, which will be recognized over a weighted average period of 1.8 years.

The fair value of RSUs vested during 2025 and 2024 was $3.7 million in both years.

Performance Stock Unit Activity

The Company issues PSUs under the Equity Incentive Plan. PSUs in the table below include both a market condition and time element. The PSUs may be earned based on achieving common stock price targets within a specified time period, and if earned, will vest and be settled based on a time element specified in the respective agreement. For PSUs granted during 2025, the Company, with the assistance of a third-party specialist, calculated the fair value using the Monte Carlo Simulation, a risk-free rate of 3.9%, a starting common stock value of $2.98 and volatility of 71%. The PSUs were valued at $0.3 million and are amortized evenly over 36 months.

A summary of the status of PSUs and changes during 2025 and 2024 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at January 1, 2024	375,000	$5.89
Granted	98,166	4.65
Non-vested PSUs at December 31, 2024	473,166	$5.63
Granted	118,367	2.49
Cancelled, expired or forfeited	(33,045)	3.41
Non-vested PSUs at December 28, 2025	558,488	$5.10

As of December 28, 2025, the Company has approximately $0.8 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.1 years

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

Presented within Other, which is not a reportable operating segment, is sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

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

Certain financial information relating to the years ended December 28, 2025 and December 31, 2024 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the year ended December 28, 2025
Owned restaurant net revenues	$211,257	$442,029	$137,788	$688	$791,762
Owned restaurant cost of sales	(49,547)	(84,213)	(29,803)	(16)	(163,579)
Owned restaurant operating expenses	(123,822)	(277,132)	(101,741)	(375)	(503,070)
Restaurant operating profit	37,888	80,684	6,244	297	125,113
Management, license, franchise and incentive fee revenue	11,710	1,939	—	311	13,960
General and administrative expenses					(52,540)
Depreciation and amortization					(43,192)
Transition and integration expenses					(11,202)
Loss on impairment of non-current assets					(10,610)
Lease termination and exit expenses					(7,949)
Pre-opening expenses					(5,741)
Transaction and exit costs					(256)
Other (income) expenses					418
Interest expense, net of interest income					(40,902)
Loss before benefit for income taxes					(32,901)

Reconciliation of total revenues
Owned restaurant net revenues					791,762
Management, license, franchise, and incentive fee revenue					13,960
Total revenues					$805,722

	STK	Benihana	Grill Concepts	Other(1)	Total
For the year ended December 31, 2024
Owned restaurant net revenues	$204,713	$296,847	$155,851	$1,504	$658,915
Owned restaurant cost of sales	(49,250)	(56,191)	(33,309)	(44)	(138,794)
Owned restaurant operating expenses	(117,357)	(182,523)	(113,451)	(256)	(413,587)
Restaurant operating profit	38,106	58,133	9,091	1,204	106,534
Management, license, franchise and incentive fee revenue	12,516	1,595	—	318	14,429
General and administrative expenses					(44,234)
Depreciation and amortization					(34,096)
Transition and integration expenses					(13,681)
Loss on impairment of non-current assets					—
Lease termination and exit expenses					(1,567)
Transaction and exit costs					(8,855)
Other (income) expenses					(124)
Interest expense, net of interest income					(31,109)
Loss on early debt extinguishment					(4,149)
Income before benefit for income taxes					(26,361)

Reconciliation of total revenues
Owned restaurant net revenues					658,915
Management, license, franchise, and incentive fee revenue					14,429
Total revenues					$673,344
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

Note 16 – Geographic Information

Certain financial information by geographic location relating to the years ended December 28, 2025 and December 31, 2024 is provided below (in thousands).

	For the year ended December 28,	For the year ended December 31,
	2025	2024
Domestic revenues	$802,534	$669,929
International revenues	3,188	3,415
Total revenues	$805,722	$673,344

The Company’s property and equipment, net is located within the United States.

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