Form 10-Q
period 2026-03-29
ONE Group Hospitality, Inc.
filed 2026-05-06
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2026

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☒
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

Number of shares of common stock outstanding as of April 30, 2026: 31,564,301

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	March 29,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,121	$4,168
Credit card receivable	11,825	19,480
Restricted cash and cash equivalents	499	499
Accounts receivable	11,011	15,389
Inventory	9,409	9,839
Other current assets	7,608	7,521
Total current assets	46,473	56,896

Property and equipment, net	281,291	278,195
Operating lease right-of-use assets	253,592	253,228
Goodwill	155,783	155,783
Intangibles, net	128,939	128,988
Other assets	8,910	8,852
Security deposits	2,220	2,254
Total assets	$877,208	$884,196

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,612	$36,633
Accrued payroll expenses	21,780	19,286
Accrued expenses	44,913	46,356
Current portion of operating lease liabilities	13,839	13,803
Deferred gift card revenue and other	5,414	6,819
Current portion of long-term debt	9,432	9,302
Other current liabilities	1,188	1,017
Total current liabilities	130,178	133,216

Long-term debt, net of current portion, unamortized discount and debt issuance costs	325,575	334,013
Operating lease liabilities, net of current portion	294,683	293,985
Other long-term liabilities	6,221	6,319
Deferred tax liabilities, net	5,187	5,187
Total liabilities	761,844	772,720

Commitments and contingencies (Note 16)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at March 29, 2026 and December 28, 2025	200,698	191,303

Stockholders’ deficit:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,786,350 issued and 31,506,361 outstanding at March 29, 2026 and 34,520,226 issued and 31,242,344 outstanding at December 28, 2025	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at March 29, 2026 and December 28, 2025	—	—
Treasury stock, at cost, 3,402,881 shares at March 29, 2026 and December 28, 2025	(19,308)	(19,308)
Additional paid-in capital	31,242	39,712
Accumulated deficit	(90,014)	(93,216)
Accumulated other comprehensive loss	(3,055)	(3,029)
Total stockholders’ deficit	(81,132)	(75,838)
Noncontrolling interests	(4,202)	(3,989)
Total deficit	(85,334)	(79,827)
Total liabilities, Series A preferred stock and stockholders' deficit	$877,208	$884,196

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Revenues:
Owned restaurant net revenue	$209,292	$207,398
Management, license, franchise and incentive fee revenue	3,524	3,731
Total revenues	212,816	211,129
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	40,534	43,120
Owned restaurant operating expenses	129,036	128,775
Total owned operating expenses	169,570	171,895
General and administrative (including stock-based compensation of $1,134 and $1,632 for the three periods ended March 29, 2026 and March 30, 2025, respectively	15,022	13,091
Depreciation and amortization	10,405	9,829
Lease termination and restaurant closure expenses	1,965	71
Pre-opening expenses	1,471	1,681
Transition and integration expenses	466	3,719
Transaction costs	—	69
Other expenses	20	45
Total costs and expenses	198,919	200,400
Operating income	13,897	10,729
Other expenses, net:
Interest expense, net of interest income	9,746	9,822
Total other expenses, net	9,746	9,822
Income before provision for income taxes	4,151	907
Provision for income taxes	1,162	285
Net income	2,989	622
Less: net loss attributable to noncontrolling interest	(213)	(353)
Net income attributable to The ONE Group Hospitality, Inc.	$3,202	$975
Series A Preferred Stock paid-in-kind dividend and accretion	(9,395)	(7,591)
Net loss available to common stockholders	$(6,193)	$(6,616)

Net loss per common share:
Basic	$(0.20)	$(0.21)
Diluted	$(0.20)	$(0.21)

Weighted average common shares outstanding:
Basic	31,282,911	31,045,156
Diluted	31,282,911	31,045,156

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Net income	$2,989	$622
Currency translation loss, net of tax	(26)	(13)
Comprehensive income	2,963	609
Less: comprehensive loss attributable to noncontrolling interest	(213)	(353)
Comprehensive income attributable to The ONE Group Hospitality, Inc.	3,176	962
Series A Preferred Stock paid-in-kind dividend and accretion	(9,395)	(7,591)
Comprehensive loss attributable to common stockholders	$(6,219)	$(6,629)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY AND SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	deficit	loss	(deficit) equity	interests	Total
Balance at December 28, 2025	160,000	$191,303	31,242,344	$3	$(19,308)	$39,712	$(93,216)	$(3,029)	$(75,838)	$(3,989)	$(79,827)
Stock-based compensation	—	—	122,892	—	—	1,134	—	—	1,134	—	1,134
Issuance of vested restricted shares, net of tax withholding	—	—	141,125	—	—	(209)	—	—	(209)	—	(209)
Series A Preferred Stock paid-in kind dividend and accretion	—	9,395	—	—	—	(9,395)	—	—	(9,395)	—	(9,395)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income (loss)	—	—	—	—	—	—	3,202	—	3,202	(213)	2,989
Balance at March 29, 2026	160,000	$200,698	31,506,361	$3	$(19,308)	$31,242	$(90,014)	$(3,055)	$(81,132)	$(4,202)	$(85,334)

Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)		(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Operating activities:
Net income	$2,989	$622
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,405	9,829
Non-cash lease termination and exit costs	361	—
Stock-based compensation	1,134	1,632
Amortization of debt issuance costs and debt original issuance discounts	900	870
Deferred taxes	—	254
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	12,036	(941)
Inventory	454	1,465
Other current assets	(124)	(1,240)
Security deposits	34	(164)
Other assets	(91)	(84)
Accounts payable	(4,509)	(1,925)
Accrued expenses	(1,086)	296
Operating lease liabilities and right-of-use assets	429	(38)
Other liabilities	(1,265)	(2,036)
Net cash provided by operating activities	21,667	8,540

Investing activities:
Purchase of property and equipment	(9,923)	(14,345)
Acquisition related payments, net of cash acquired	(194)	—
Net cash used in investing activities	(10,117)	(14,345)

Financing activities:
Borrowings of long-term debt	8,000	—
Repayments of long-term debt and financing lease liabilities	(17,363)	90
Tax-withholding obligation on stock-based compensation	(209)	(129)
Purchase of treasury stock	—	(307)
Net cash used in financing activities	(9,572)	(346)
Effect of exchange rate changes on cash	(25)	(4)
Net change in cash and cash equivalents and restricted cash and cash equivalents	1,953	(6,155)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	4,667	28,075
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$6,620	$21,920
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$9,013	$9,257
Income taxes paid	$109	$27
Accrued purchases of property and equipment	$12,845	$12,681
Non-cash borrowings of long-term debt for acquisition	$194	$—
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$6,121	$21,421
Restricted cash and cash equivalents	499	499
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$6,620	$21,920

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

As of March 29, 2026, the Company owned, operated, managed, franchised, or licensed 158 venues, including 31 STKs, 86 Benihanas, 23 Kona Grills and 12 RA Sushis in major metropolitan cities in North America, Europe and the Middle East and 6 food and beverage (F&B) venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and net profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s first quarter of 2026 was the 91-day period of December 29, 2025 through March 29, 2026 compared to the first quarter of 2025 which was the 89-day period of January 1, 2025 through March 30, 2025. Our fiscal year ending December 27, 2026 will contain 364 days. The fiscal year ending December 28, 2025 contained 362 days due to the transition.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 28, 2025, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Certain information and footnote disclosures normally included in annual audited financial statements have been omitted pursuant to SEC rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025.

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

Prior Period Reclassifications

The Company reclassified $1.6 million in stock-based compensation to general and administrative expenses within the prior period segment reporting footnote to conform to the current year presentation. Refer to Note 14 – Segment Reporting for additional information.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires detailed qualitative and quantitative disclosures for certain costs and expenses on the income statement. The amendment is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The Company is evaluating the impact of adopting this ASU on its disclosures.

Note 2 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 29,	December 28,
	2026	2025
Furniture, fixtures and equipment	$90,665	$88,823
Leasehold improvements	271,456	266,224
Less: accumulated depreciation	(124,596)	(117,365)
Subtotal	237,525	237,682
Construction in progress	38,494	35,097
Restaurant smallwares	5,272	5,416
Total	$281,291	$278,195

Depreciation related to property and equipment was $10.2 million and $9.6 for the three periods ended March 29, 2026 and March 30, 2025, respectively. The Company depreciates construction in progress upon such assets being placed into service.

Note 3 – Intangibles, net

Intangible assets consist of the following (in thousands):

	March 29,	December 28,
	2026	2025
Indefinite-lived intangible assets
Tradenames	$130,200	$130,200
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	314	335
Total finite-lived intangible assets	1,114	1,135
Less: accumulated amortization	(2,375)	(2,347)
Total intangibles, net	$128,939	$128,988

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA Sushi” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 5 to 15 years. The amortization expense was $0.1 million for both the three periods ended March 29, 2026 and March 30, 2025. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 29,	December 28,
	2026	2025
VAT, sales and property taxes	9,691	10,572
Interest	5,846	6,053
Amounts due to landlords	4,964	4,507
New restaurant construction	3,298	3,521
Insurance	2,931	4,130
Legal, professional and other services	2,182	2,196
Lease termination	663	462
Income taxes	1,545	449
Other (1)	13,793	14,466
Total	$44,913	$46,356
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 29,	December 28,
	2026	2025
Term loan agreements	$342,125	$344,313
Revolving credit facility	—	7,000
Equipment security notes	2,753	2,856
Promissory notes	186	—
Total long-term debt	345,064	354,169
Less: current portion of long-term debt	(9,432)	(9,302)
Less: debt issuance costs	(384)	(414)
Less: debt original issuance discount	(9,673)	(10,440)
Total long-term debt, net of current portion	$325,575	$334,013

Interest expense for the Company’s debt arrangements, excluding the amortization of debt issuance costs and other discounts and fees, was $8.8 million and $8.9 million for the three periods ended March 29, 2026 and March 30, 2025, respectively. Capitalized interest was $0.3 million and $0.6 million for the three periods ended March 29, 2026 and March 30, 2025, respectively.

As of March 29, 2026, the Company had $6.3 million in standby letters of credit outstanding for certain restaurants and $33.7 million available in its revolving credit facility, subject to certain conditions.

Credit and Guaranty Agreement

On May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows for up to $10.0 million of which to be available in the form of letters of credit. As of March 29, 2026, the Company had no borrowings on the Revolving Facility.

The Term Loan Facility is not subject to a financial covenant, and the Revolving Facility’s financial covenant will apply only after 35% of the Revolving Facility’s capacity has been drawn. As of March 29, 2026, the Company was not subject to a financial covenant.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of March 29, 2026 was 10.2%.

As of March 29, 2026, the Company had $0.4 million of debt issuance costs and $9.7 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $1.0 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Equipment Security Notes

Between July 10, 2025 and September 23, 2025, the Company entered into three Equipment Security Notes with Banc of America Leasing & Capital, LLC in an aggregate amount of $3.0 million to purchase restaurant equipment (the “Equipment Security Notes”). The Equipment Security Notes bear interest at rates ranging from 7.09% to 7.19% per annum, and are each payable in 60 equal monthly installments, inclusive of interest. Each of the Equipment Security Notes is secured by the equipment purchased with the proceeds of such note. As of March 29, 2026, the amount outstanding under the Equipment Security Notes was approximately $2.8 million.

Promissory Note

On February 23, 2026, the Company entered into a Promissory Note with Nankai-ya Inc. in the amount of $0.2 million to finance the purchase of a franchised Benihana restaurant (“the Promissory Note”). The Promissory Note bears interest at a rate of 8.0% per annum, and is payable in 24 equal monthly installments, inclusive of interest. As of March 29, 2026, the amount outstanding under the Promissory Note was approximately $0.2 million.

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

Note 7 – Income Taxes

Income taxes are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company recorded a provision for income taxes of $1.2 million for the first quarter of 2026 compared to a provision of $0.3 million for the first quarter of 2025. The Company’s effective income tax rate including discrete events was 28.0% and 31.4% for the three periods ended March 29, 2026 and March 30, 2025, respectively. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation.

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

Note 8 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	March 29,	December 28,
	2026	2025
Deferred license revenue (1)	$109	$116
Deferred gift card and gift certificate revenue (2)	$4,453	$6,074
Advanced party deposits (2)	$961	$745
Friends with Benefits rewards program (3)	$603	$450
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	March 29,	March 30,
	2026	2025
Revenue recognized from deferred license revenue	$7	$12
Revenue recognized from deferred gift card revenue	$2,099	$1,629
Revenue recognized from advanced party deposits	$623	$424

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 29, 2026 were as follows for each year ending (in thousands):

2026, nine periods remaining	$45
2027	20
2028	20
2029	14
2030	1
Thereafter	9
Total future estimated deferred license revenue	$109

Note 9 – Leases

The components of lease expense for the three periods ended March 29, 2026 and March 30, 2025 were as follows (in thousands):

	March 29,	March 30,
	2026	2025
Lease cost
Operating lease cost	$11,335	$11,197
Finance lease cost
Amortization of ROU assets	52	54
Interest on lease liabilities	18	24
Total finance lease cost	70	78
Variable lease cost (1)	6,281	7,091
Short-term lease cost	1,092	898
Total lease cost	$18,778	$19,264

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	3 years	4 years
Weighted average discount rate
Operating leases	10.42%	10.35%
Finance leases	11.14%	11.14%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the condensed consolidated balance sheet were as follows (in thousands):

	March 29,	December 28,
	2026	2025
Finance lease right-of-use assets (1)	$526	$573
Current portion of finance lease liabilities (1)	197	191
Long-term portion of finance lease liabilities (1)	394	457
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	March 29,	March 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,129	$11,769
Operating cash flows from finance leases	$52	$54
Financing cash flows from finance leases	$65	$90
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,353	$—

The Company has entered into eight operating leases for future restaurants that have not commenced as of March 29, 2026. The present value of the aggregate future commitment related to these leases totals $11.0 million. The Company expects these leases, which have an initial lease term of 10 to 20 years, to commence within the next twelve months.

As of March 29, 2026, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2026, nine periods remaining	$26,544
2027	44,811
2028	47,325
2029	47,938
2030	47,690
Thereafter	374,852
Total lease payments	589,160
Less: imputed interest	(280,638)
Present value of operating lease liabilities	$308,522

As of March 29, 2026, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2026, nine periods remaining	$200
2027	253
2028	231
Total lease payments	684
Less: imputed interest	(93)
Present value of finance lease liabilities	$591

Note 10 – Earnings (Loss) Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and net loss available to common stockholders. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units. The two-class method for computing earnings per share will be utilized when applicable.

For the three periods ended March 29, 2026 and March 30, 2025, the net loss per share was calculated as follows (in thousands, except net loss per share and related share data):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Net income attributable to The ONE Group Hospitality, Inc.	$3,202	$975
Series A Preferred Stock paid-in-kind dividend and accretion	(9,395)	(7,591)
Net loss available to common stockholders	(6,193)	(6,616)

Basic weighted average shares outstanding	31,282,911	31,045,156
Dilutive effect of stock options, warrants and restricted share units	—	—
Diluted weighted average shares outstanding	31,282,911	31,045,156

Basic net loss per common share	$(0.20)	$(0.21)
Diluted net loss per common share	$(0.20)	$(0.21)

For the three periods ended March 29, 2026 and March 30, 2025, 3.5 million and 3.3 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

Note 11 – Series A Preferred Stock

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three periods ended March 29, 2026, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $9.4 million.

Redemption Rights

On and after May 1, 2029, holders of the Series A Preferred Stock have the right, but not the requirement, to redeem all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference after the fifth anniversary, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At anytime after the fourth anniversary, the Company may repurchase all or some of the preferred stock for 100% of the liquidation preference.

Since the redemption of the Series A Preferred Stock is contingently redeemable and therefore not certain to occur, the Series A Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Series A Preferred Stock is classified separately from stockholders’ deficit in the condensed consolidated balance sheets.

Note 12 – Stockholder’s Equity

Preferred Stock

The Company is authorized to issue up to 9,840,000 shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001 per share. There were no shares of preferred stock that were issued or outstanding at March 29, 2026 or December 28, 2025, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of March 29, 2026 and December 28, 2025, there were 31.5 million and 31.2 million shares of common stock outstanding, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three periods ended March 30, 2025, the Company purchased 0.1 million shares for aggregate consideration of $0.3 million. There were no stock repurchases in the first quarter of 2026. As of March 29, 2026, the Company had purchased 3.4 million shares for $19.3 million under the program.

Warrants

In connection with the acquisition of the Benihana and RA Sushi restaurants, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of March 29, 2026 and December 28, 2025:

			Warrants	Exercise	Shares available for purchase
Issuance date	Holder of warrants	Expiration date	Issued	Price	March 29, 2026	December 28, 2025
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 13 – Stock-Based Compensation

As of March 29, 2026, the Company had 433,839 shares available for issuance under its 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost for the three periods ended March 29, 2026 and March 30, 2025 was $1.1 million and $1.6 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost for both the three periods ended March 29, 2026 and March 30, 2025, was $0.2 million of cost related to unrestricted stock granted to directors. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for both the three periods ended March 29, 2026 and March 30, 2025 included $0.2 million of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”).

Stock Option Activity

Stock options in the table below include time-based awards. Changes in stock options during the three periods ended March 29, 2026 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 28, 2025	803,156	$2.99	3.53 years	$114
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	—	—
Outstanding at March 29, 2026	803,156	$2.99	3.28 years	$99
Exercisable at March 29, 2026	803,156	$2.99	3.28 years	$99

As of March 29, 2026 and December 28, 2025, there were no unvested stock options.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the three periods ended March 29, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 28, 2025	1,227,938	$3.90
Granted	982,830	1.95
Vested	(260,041)	4.04
Cancelled, expired or forfeited	(800)	5.00
Non-vested RSUs at March 29, 2026	1,949,927	$2.89

As of March 29, 2026, the Company had approximately $4.5 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.1 years.

The fair value of RSUs vested during the first quarter of 2026 was $1.1 million.

Performance Stock Unit Activity

The Company issues performance stock units (“PSUs”) under the 2019 Equity Incentive Plan. PSUs in the table below include both a market condition and time element. The PSUs may be earned based on achieving common stock price targets within a specified time period, and if earned, will vest and be settled based on a time element specified in the respective agreement.

A summary of the status of PSUs and changes during the three periods ended March 29, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 28, 2025	558,488	$5.10
Granted	175,218	1.55
Vested	(33,167)	2.49
Non-vested PSUs at March 29, 2026	700,539	$4.33

As of March 29, 2026, the Company had approximately $0.9 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.6 years.

Note 14 – Segment Reporting

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

Presented within Other, which is not a reportable operating segment, are sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

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

Certain financial information relating to the three periods ended March 29, 2026 and March 30, 2025 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended March 29, 2026
Owned restaurant net revenue	$60,968	$120,224	$27,937	$163	$209,292
Owned restaurant cost of sales	(13,709)	(20,940)	(5,863)	(22)	(40,534)
Owned restaurant operating expenses	(34,286)	(73,897)	(20,670)	(183)	(129,036)
Restaurant operating profit	12,973	25,387	1,404	(42)	39,722
Management, license, franchise and incentive fee revenue	2,997	435	—	92	3,524
General and administrative (including stock-based compensation of $1,134)					(15,022)
Depreciation and amortization					(10,405)
Lease termination and restaurant closure expenses					(1,965)
Pre-opening expenses					(1,471)
Transition and integration expenses					(466)
Other expenses					(20)
Interest expense, net of interest income					(9,746)
Loss before benefit for income taxes					4,151

Reconciliation of total revenues
Owned restaurant net revenues					209,292
Management, license, franchise, and incentive fee revenue					3,524
Total revenues					$212,816

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended March 30, 2025
Owned restaurant net revenue	$54,866	$115,341	$37,086	$105	$207,398
Owned restaurant cost of sales	(13,109)	(22,096)	(7,912)	(3)	(43,120)
Owned restaurant operating expenses	(31,621)	(70,359)	(26,749)	(46)	(128,775)
Restaurant operating profit	10,136	22,886	2,425	56	35,503
Management, license, franchise and incentive fee revenue	3,193	469	—	69	3,731
General and administrative (including stock-based compensation of $1,632)					(13,091)
Depreciation and amortization					(9,829)
Lease termination and restaurant closure expenses					(71)
Pre-opening expenses					(1,681)
Transition and integration expenses					(3,719)
Transaction costs					(69)
Other expenses					(45)
Interest expense, net of interest income					(9,822)
Loss before benefit for income taxes					907

Reconciliation of total revenues
Owned restaurant net revenue					207,398
Management, license, franchise and incentive fee revenue					3,731
Total revenues					$211,129
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts, and revenue generated from gift card programs.

Note 15 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Domestic revenues	$212,059	$210,225
International revenues	757	904
Total revenues	$212,816	$211,129

The Company’s property and equipment, net is located within the United States.

Note 16 – Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers, obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; (8) the impact of actual and potential changes in immigration policies, including potential labor shortages; (9) the potential impact of the imposition of tariffs, including increases in food prices and inflation and any resulting negative impacts on the macro-economic environment; (10) the impact of international conflicts on macroeconomic conditions; (11) risks related to our development and franchise partners; and (12) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

As used in this report, the terms “Company,” “we,” “our,” or “us,” refer to The ONE Group Hospitality, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Business Summary

We are an international restaurant company that develops, owns and operates, manages, licenses and franchises upscale and polished casual, high-energy restaurants. Our vision is to be the undisputed global leader in VIBE dining by executing upon our mission of creating great guest memories by operating the best restaurant in every market that we operate in by delivering exceptional and unforgettable experiences to every guest, every time. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and operating philosophy separates us from more traditional restaurant and foodservice competitors.

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

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 157 venues, including 31 STKs, 85 Benihanas, 23 Kona Grills and 12 RA Sushis in major metropolitan cities in North America, Europe and the Middle East, and 6 food and beverage (“F&B”) venues in three hotels and casinos in the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open six to ten new venues in 2026. In January 2026, we opened a Company-owned Kona Grill restaurant in San Antonio, Texas, a relocation of an existing Kona Grill restaurant.

In February 2026, we converted a franchised Benihana restaurant to a Company-owned Benihana restaurant.

During the second quarter of 2026, we converted a franchised Benihana Express restaurant to a Company-owned Benihana Express restaurant and terminated an agreement for a franchised Benihana Express restaurant.

There are currently two Company-owned STK restaurants and one Company-owned Benihana restaurant under construction in the following cities:

●	Owned STK restaurant in Phoenix, Arizona
●	Owned STK restaurant in New York, New York (relocation of an existing STK restaurant)
●	Owned Benihana restaurant in Seattle, Washington

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts(2)	ONE Hospitality(3)	Total
Domestic
Owned	21	72	35	1	129
Sports Arenas(4)	—	4	—	—	4
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	5	—	—	5
Total domestic	23	81	35	2	141
International
Owned	—	—	—	—	—
Sports Arenas(4)	—	—	—	—	—
Managed	4	—	—	4	8
Licensed	4	—	—	—	4
Franchised	—	4	—	—	4
Total international	8	4	—	4	16
Total venues	31	85	35	6	157

(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, California, which is a licensed location.
(2)	Includes five temporarily closed venues.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.
(4)	Restaurants located within a sports arena that are included with the Company’s owned restaurant net revenues, owned restaurant cost of sales and owned restaurant operating expenses that do not require a capital investment.

In 2025, we completed a comprehensive review of our Grill Concepts portfolio and made the strategic decision to close or convert several locations. As part of this initiative, we permanently closed one RA Sushi restaurant in January 2026. In addition, we temporarily closed three Kona Grill restaurants and two RA Sushi restaurants in January 2026 that will be converted into a Benihana or STK restaurant. We expect these conversions to be completed by the end of 2026.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of STK and Benihana restaurants by opening locations already leased and with emphasis in growing a pipeline of franchised and licensed locations
●	Increase same store sales
●	Increase operating efficiency
●	Opportunistic acquisitions

Executive Summary

Total revenue increased $1.7 million, or 0.8% to $212.8 million for the three periods ended March 29, 2026, compared to $211.1 million for the three periods ended March 30, 2025.

Same store sales for 2026 compared to 2025 and 2025 compared to 2024 were as follows:

	2025 vs. 2024					2026 vs. 2025
	Q1	Q2	Q3	Q4	YTD	Q1
US STK Owned Restaurants	(2.3)%	(4.9)%	(6.2)%	(0.7)%	(3.4)%	(0.1)%
US STK Managed Restaurants	(12.7)%	(9.5)%	(4.7)%	4.2%	(4.6)%	8.1%
US STK Total Restaurants	(3.6)%	(6.0)%	(5.8)%	0.3%	(3.7)%	1.4%
Benihana Owned Restaurants	0.7%	0.4%	(4.0)%	(0.4)%	(0.8)%	—%
Grill Concepts Core Owned Restaurants	(13.3)%	(14.0)%	(10.8)%	(8.1)%	(11.6)%	(4.9)%
Grill Concepts Non-Core Owned Restaurants	(15.1)%	(17.3)%	(18.0)%	(16.5)%	(16.5)%	(13.1)%
Grill Concepts Total Owned Restaurants	(13.7)%	(14.6)%	(11.8)%	(9.4)%	(12.5)%	(5.3)%
Combined Same Store Sales	(3.2)%	(4.1)%	(5.9)%	(1.8)%	(3.7)%	(0.3)%

Operating income increased $3.2 million to $13.9 million for the three periods ended March 29, 2026 compared to $10.7 million for the three periods ended March 30, 2025 primarily due to improved restaurant operating profit partly offset by higher general and administrative expenses coupled with the reduction in transition and integration costs related to the acquisition of the Benihana and RA Sushi restaurants.

Restaurant Operating Profit, excluding Grill Concepts restaurants closed, increased $4.0 million, or 11.1%, to $39.9 million for the three periods ended March 29, 2026 compared to $35.9 million for the three periods ended March 30, 2025. Restaurant Operating Profit as a percentage of owned restaurant net revenue, excluding Grill Concepts locations closed, was 19.1% in the first quarter of 2026 compared to 18.1% in the first quarter of 2025. See “Results of Operations” below for a reconciliation of Operating income, the most directly comparable GAAP measure to Restaurant Operating Profit.

Net income attributable to The ONE Group Hospitality, Inc. was $3.2 million for the three periods ended March 29, 2026, compared to $1.0 million for the three periods ended March 30, 2025, primarily due to improved restaurant operating profit partly offset by higher general and administrative expenses coupled with the decrease in transition and integration costs related to the acquisition of the Benihana and RA Sushi restaurants.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Revenues:
Owned restaurant net revenue	$209,292	$207,398
Management, license, franchise and incentive fee revenue	3,524	3,731
Total revenues	212,816	211,129
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	40,534	43,120
Owned restaurant operating expenses	129,036	128,775
Total owned operating expenses	169,570	171,895
General and administrative (including stock-based compensation of $1,134 and $1,632 for the three periods ended March 29, 2026 and March 30, 2025, respectively	15,022	13,091
Depreciation and amortization	10,405	9,829
Lease termination and restaurant closure expenses	1,965	71
Pre-opening expenses	1,471	1,681
Transition and integration expenses	466	3,719
Transaction costs	—	69
Other expenses	20	45
Total costs and expenses	198,919	200,400
Operating income	13,897	10,729
Other expenses, net:
Interest expense, net of interest income	9,746	9,822
Total other expenses, net	9,746	9,822
Income before provision for income taxes	4,151	907
Provision for income taxes	1,162	285
Net income	2,989	622
Less: net loss attributable to noncontrolling interest	(213)	(353)
Net income attributable to The ONE Group Hospitality, Inc.	$3,202	$975

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Revenues:
Owned restaurant net revenue	98.3%	98.2%
Management, license, franchise and incentive fee revenue	1.7%	1.8%
Total revenues	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	19.4%	20.8%
Owned restaurant operating expenses (1)	61.7%	62.1%
Total owned operating expenses (1)	81.0%	82.9%
General and administrative (including stock-based compensation of 0.5% and 0.8% for the three periods ended March 29, 2026 and March 30, 2025, respectively)	7.1%	6.2%
Depreciation and amortization	4.9%	4.7%
Lease termination and restaurant closure expenses	0.9%	0.0%
Pre-opening expenses	0.7%	0.8%
Transition and integration expenses	0.2%	1.8%
Transaction costs	—%	0.0%
Other expenses	0.0%	0.0%
Total costs and expenses	93.5%	94.9%
Operating income	6.5%	5.1%
Other expenses, net:
Interest expense, net of interest income	4.6%	4.7%
Total other expenses, net	4.6%	4.7%
Income before provision for income taxes	2.0%	0.4%
Provision for income taxes	0.5%	0.1%
Net income	1.4%	0.3%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.2)%
Net income attributable to The ONE Group Hospitality, Inc.	1.5%	0.5%
(1)	These expenses are shown as a percentage of owned restaurant net revenue.

EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation, lease termination and restaurant closure expenses, transition and integration expenses, transaction costs, non-cash rent, non-cash impairment loss, non-recurring gains and losses, certain transactional and exit costs, loss on early debt extinguishment and the Adjusted EBITDA attributable to Grill Concepts restaurants closed. Not all the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of terms based on our historical activity. Adjusted EBITDA presented in this Quarterly Report on Form 10-Q is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Restaurant Operating Profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses. We define Restaurant EBITDA as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses before non-cash rent.

We believe that EBITDA, Adjusted EBITDA, Restaurant Operating Profit and Restaurant EBITDA are appropriate measures of our operating performance because they eliminate non-cash or non-recurring expenses that do not reflect our underlying business performance. We believe Restaurant Operating Profit and Restaurant EBITDA are important components of financial results because they are widely used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance, and we use Restaurant Operating Profit and Restaurant EBITDA as a key metric to evaluate our restaurant financial performance compared to our competitors. We use these metrics to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate the performance of our restaurants. Adjusted EBITDA has limitations as an analytical tool and our calculation of Adjusted EBITDA may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key measure used by management and is a metric used in our debt compliance calculation. Additionally, Adjusted EBITDA and Restaurant Operating Profit are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Restaurant Operating Profit, alongside other GAAP measures such as net income, to measure profitability, as a key profitability target in our budgets, and to compare our performance against that of peer companies despite possible differences in calculation.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Net income attributable to The ONE Group Hospitality, Inc.	$3,202	$975
Net loss attributable to noncontrolling interest	(213)	(353)
Net income	2,989	622
Interest expense, net	9,746	9,822
Provision for income taxes	1,162	285
Depreciation and amortization	10,405	9,829
EBITDA	24,302	20,558
Stock-based compensation	1,134	1,632
Lease termination and restaurant closure expenses(1)	1,965	71
Transition and integration expenses	466	3,719
Transaction costs	—	69
Non-cash rent(2)	439	(1,120)
Grill Concepts restaurants closed(3)	181	457
Other expenses	20	45
Adjusted EBITDA	28,507	25,431
Adjusted EBITDA attributable to noncontrolling interest	(282)	(240)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$28,789	$25,671
(1)	Lease termination and restaurant closure expenses are costs associated with closed locations which includes $0.5 million in non-cash expenses.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations.
(3)	Grill Concepts restaurants closed are comprised of Adjusted EBITDA from Grill Concepts restaurants closed prior to March 29, 2026.

The following table presents a reconciliation of Owned restaurant net revenue, excluding net revenue of Grill Concepts restaurants closed prior to March 29, 2026 for the periods indicated (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Owned restaurant net revenue	$209,292	$207,398
Grill Concepts restaurants closed owned restaurant net revenue	(340)	(8,471)
Owned restaurant net revenue, excluding Grill Concepts restaurants closed	208,952	198,927

The following table presents a reconciliation of Owned restaurant net revenue for the periods ended March 30, 2025 to the three periods ended March 29, 2026 (in thousands):

Owned restaurant net revenue for the three periods ended March 30, 2025	$207,398
Decrease in sales for Grill Concepts restaurants closed(1)	(8,131)
Decrease in sales due to the elimination of auto-gratuities(2)	(1,269)
Increase in sales due to fiscal calendar shift(3)	8,291
Other changes in sales(4)	3,003
Owned restaurant net revenue for the three periods ended March 29, 2026	209,292
(1)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to March 29, 2026.
(2)	The elimination of auto-gratuities has no impact on net income attributable to The ONE Group Hospitality, Inc. or Adjusted EBITDA attributable to The ONE Group Hospitality, Inc. as the associated expense in Owned restaurant operating expenses was also eliminated.
(3)	On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. The Company’s first quarter of 2026 was the 91-day period of December 29, 2025 through March 29, 2026 compared to the first quarter of 2025 which was the 89-day period of January 1, 2025 through March 30, 2025. The first quarter of 2026 included New Years Eve while the first quarter of 2025 did not include New Years Eve.
(4)	Other changes in sales is comprised of sales generated by new restaurant openings and the change in same store sales.

The following table presents a reconciliation of Operating income to Restaurant Operating Profit for the periods indicated (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Operating income as reported	$13,897	$10,729
Management, license and incentive fee revenue	(3,524)	(3,731)
General and administrative	15,022	13,091
Depreciation and amortization	10,405	9,829
Lease termination and restaurant closure expenses	1,965	71
Pre-opening expenses	1,471	1,681
Transition and integration expenses	466	3,719
Transaction costs	—	69
Grill Concepts restaurants closed(1)	186	433
Other expenses	20	45
Restaurant Operating Profit, excluding Grill Concepts restaurants closed	$39,908	$35,936
Restaurant Operating Profit as a percentage of owned restaurant net revenue, excluding Grill Concepts restaurants closed(2)	19.1%	18.1%
Non-Cash Rent	(109)	(1,535)
Restaurant EBITDA	$39,799	$34,401
Restaurant EBITDA as a percentage of owned restaurant net revenue, excluding Grill Concepts restaurants closed(2)	19.0%	17.3%
(1)	Grill Concepts restaurants closed are comprised of Adjusted EBITDA from Grill Concepts closed prior to March 29, 2026.
(2)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to March 29, 2026.

Restaurant Operating Profit by brand is as follows (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
STK restaurant operating profit (Company owned)	$12,973	$10,136
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	21.3%	18.5%
Benihana restaurant operating profit (Company owned)	$25,387	$22,886
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	21.1%	19.8%
Core Grill Concepts restaurant operating profit	$1,657	$3,054
Core Grill Concepts restaurant operating profit as a percentage of Core Grill Concepts revenue	6.3%	11.2%
Non-core Grill Concepts restaurant operating profit excluding Grill Concepts restaurants closed(1)	$(67)	$(196)
Non-core Grill Concepts restaurant operating profit as a percentage of Non-core Grill Concepts revenue, excluding Grill Concepts restaurants closed(2)	(5.4)%	(14.1)%
(1)	Grill Concepts restaurants closed are comprised of restaurant operating profit from Grill Concepts closed prior to March 29, 2026.
(2)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to March 29, 2026.

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
STK restaurant EBITDA (Company owned)	$12,511	$9,695
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	20.5%	17.7%
Benihana restaurant EBITDA (Company owned)	$25,755	$23,171
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	21.4%	20.1%
Core Grill Concepts restaurant EBITDA	$1,607	$1,636
Core Grill Concepts restaurant EBITDA as a percentage of Core Grill Concepts revenue	6.1%	6.0%
Non-core Grill Concepts restaurant EBITDA excluding Grill Concepts restaurants closed(1)	$(32)	$(157)
Non-core Grill Concepts restaurant EBITDA as a percentage of Non-core Grill Concepts revenue, excluding Grill Concepts restaurants closed(2)	(2.6)%	(11.3)%
(1)	Grill Concepts restaurants closed are comprised of restaurant EBITDA from Grill Concepts closed prior to March 29, 2026.
(2)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to March 29, 2026.

Results of Operations for the Three Periods Ended March 29, 2026 Compared to the Three Periods Ended March 30, 2025

Revenues

Owned restaurant net revenue. Owned restaurant net revenue increased $1.9 million, or 0.9%, to $209.3 million for the three periods ended March 29, 2026, from $207.4 million for the three periods ended March 30, 2025. The increase was primarily attributable to the change in our fiscal calendar and sales generated by seven new restaurants, partially offset by decrease in revenues from Grill Concepts restaurants closed, a decrease in same store sales and the elimination of auto-gratuities. Comparable restaurant sales decreased 0.3% in the three periods ended March 29, 2026 compared to the three periods ended March 30, 2025.

Management, license, franchise and incentive fee revenue. Management, license, franchise, and incentive fee revenues decreased $0.2 million, or 5.4% to $3.5 million for the three periods ended March 29, 2026, from $3.7 million for the three periods ended March 30, 2025 primarily due to the exit of a management agreement in Scottsdale, Arizona in the second quarter of 2025.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $2.6 million, or 6.0%, to $40.5 million for the three periods ended March 29, 2026, from $43.1 million for the three periods ended March 30, 2025. As a percentage of owned restaurant net revenue, cost of sales decreased 140 basis points from 20.8% in the three periods ended March 30, 2025 to 19.4% for the three periods ended March 29, 2026 primarily due to menu optimization, integration synergies, supply chain initiatives, increased menu pricing and more efficient cost of sales associated with New Years Eve and Valentine’s Day.

Owned restaurant operating expenses. Owned restaurant operating expenses increased $0.2 million to $129.0 million for the three periods ended March 29, 2026, from $128.8 million for the three periods ended March 30, 2025. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 40 basis points from 62.1% in the three periods ended March 30, 2025 to 61.7% for the three periods ended March 29, 2026 primarily due to improvements in labor costs and the elimination of auto-gratuities.

General and administrative. General and administrative costs increased $1.9 million, or 14.5%, to $15.0 million for the three periods ended March 29, 2026, compared to $13.1 million for the three periods ended March 30, 2025. The increase was attributable to inflation on salaries and bonus, higher audit-related fees, investments in information technology, specifically AI-related technologies, and increased marketing expenses. As a percentage of revenues, general and administrative costs increased by 90 basis points to 7.1% for the three periods ended March 29, 2026 compared to 6.2% for the three periods ended March 30, 2025.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $10.4 million for the three periods ended March 29, 2026, compared to $9.8 million for the three periods ended March 30, 2025. The increase is attributed to new restaurants opened during fiscal year 2025.

Lease termination and restaurant closure expenses. Lease termination and restaurant closure expenses were $2.0 million for the three periods ended March 29, 2026, which consisted primarily of expenses related to the Grill Concepts optimization and included $0.4 million in non-cash expenses. Lease termination and restaurant closure expenses were $0.1 million for the three periods ended March 30, 2025.

Pre-opening expenses. In the three periods ended March 29, 2026, we incurred $1.5 million of pre-opening expenses primarily comprised of payroll, training and other costs for Kona Grill Landmark which opened in January 2026, preopen rent for restaurants that the Company has possession of, which included $0.5 million in non-cash rent, and pre-opening expenses for restaurants currently under development. Pre-opening expenses for the three periods ended March 30, 2025 were $1.7 million. Details of pre-opening expenses by category are provided in the table below for the three periods ended March 29, 2026 and March 30, 2025 (in thousands).

Three Periods Ended March 29, 2026	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$158	$—	$158
Restaurants	313	1,000	1,313
Total	$471	$1,000	$1,471

Three Periods Ended March 30, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$492	$—	$492
Restaurants	677	512	1,189
Total	$1,169	$512	$1,681
(1)	Cash rent paid was $0.5 million for the three periods ended March 29, 2026. Cash rent paid was $0.4 million for the three periods ended March 30, 2025.

Transition and integration costs. In the three periods ended March 29, 2026, we incurred $0.5 million in transition and integration costs associated with the acquisition of the Benihana and RA Sushi restaurants for expenses related to temporary rentals of heating, ventilation and air conditioning equipment while we complete repairs and replacements of equipment acquired with the Benihana and RA Sushi restaurants. In the three periods ended March 30, 2025, we incurred $3.7 million of transition and integration costs associated with the acquisition of the Benihana and RA Sushi restaurants. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that have since been eliminated.

Interest expense, net of interest income. Interest expense, net of interest income, was $9.7 million for the three periods ended March 29, 2026 compared to $9.8 million for the three periods ended March 30, 2025. The weighted average interest rate for the three periods ended March 29, 2026 was 10.2% compared to 10.9% for the three periods ended March 30, 2025.

Provision for income taxes. The provision for income taxes for the three periods ended March 30, 2025 was $1.2 million, compared to $0.3 million for the three periods ended March 30, 2025. The effective income tax rate for the first quarter of 2026 was 28.0% compared to 31.4% for the first quarter of 2025.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our Revolving Facility or issue equity, including preferred stock, to support ongoing business operations and fund additional expansion. We believe these sources of financing are adequate to support our immediate business operations and plans. As of March 29, 2026, we had cash and cash equivalents of $6.1 million. Our credit card receivables as of March 29, 2026 were $11.8 million, which are typically collected within four days. We had $345.0 million in long-term debt, which primarily consisted of borrowings under our Credit Agreement as of March 29, 2026. As of March 29, 2026, the availability on our Revolving Facility was $33.7 million, subject to certain conditions.

For the three periods ended March 29, 2026, capital expenditures were $9.9 million, of which $6.5 million related to the construction of new STK, Benihana and Kona Grill restaurants, $1.2 million related to remodels or major projects at existing restaurants and $2.2 million related to existing restaurants. We expect to receive between $1.6 million and $3.0 million in landlord contributions in the next three months.

Capital expenditures by type for the three periods ended March 29, 2026 and the three periods ended March 30, 2025 are shown below (in thousands).

Three Periods Ended March 29, 2026	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$4,996	$1,022	$482	$—	$6,500
Remodels	219	909	24	—	1,152
Maintenance	479	1,270	382	—	2,131
Other	—	—	—	144	144
Total	$5,694	$3,201	$888	$144	$9,927
Tenant Improvement Allowance	—	—	—	—	—
Total Capital Expenditures, net of Tenant Improvement Allowance	$5,694	$3,201	$888	$144	$9,927

Three Periods Ended March 30, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$6,154	$2,487	$1,069	$2	$9,712
Maintenance	1,122	2,035	1,259	—	4,416
Other	—	—	—	217	217
Total	$7,276	$4,522	$2,328	$219	$14,345
Tenant Improvement Allowance	1,072	—	357	—	1,429
Total Capital Expenditures, net of Tenant Improvement Allowance	$6,204	$4,522	$1,971	$219	$12,916
(1)	Includes inventory of restaurant equipment for venues under development.

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

To help manage future cash requirements, we intend to prioritize capital-efficient growth in 2026, significantly reducing discretionary capital expenditures. New-restaurant Company-owned development will focus on locations requiring $1.5 million or less, net of tenant improvement allowance, to open. We plan to convert up to an additional nine Company-owned Grill restaurants to

Benihana or STK formats, with five that are expected to be converted by the end of 2026. These conversions are expected to require about $1.0 million in capital investment and are anticipated to be accretive to EBITDA.

Credit Agreement

Refer to Note 5 and Note 16 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our long-term debt arrangements and commitments and contingencies.

Capital Expenditures and Lease Arrangements

When we open new Company-owned restaurants, our capital expenditures for construction increase. For owned STK restaurants, where we build from a shell state, we have typically targeted a restaurant size of 8,000 square feet with a net cash investment of approximately $450 to $500 per square foot, made up of a gross cash investment of $600 to $650 per square foot and $150 per square foot in landlord contributions. STK restaurants opened in 2024 and 2025 had a gross cost per square foot of $689 and $119 per square foot in landlord contributions with an average size of 11,922 square feet. For owned Benihana restaurants, where we build from a shell state, we have typically targeted a restaurant size of 6,000 to 7,000 square feet. In situations where we add functional space and build a restaurant with a mezzanine, covered patio, or rooftop, costs per square foot will increase. Typical cash pre-opening expenses are $0.6 million to $0.8 million, excluding the impact of cash and non-cash pre-opening rent. In addition, some of our existing restaurants will require capital improvements to either maintain or improve the facilities. We may add seating or provide enclosures for outdoor space in the next twelve months for some of our locations, when we believe that will increase revenues for those locations.

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

Cash Flows

The following table summarizes the statement of cash flows for the three periods ended March 29, 2026 and the three periods ended March 30, 2025 (in thousands):

	For the three periods ended March 29,	For the three periods ended March 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$21,667	$8,540
Investing activities	(10,117)	(14,345)
Financing activities	(9,572)	(346)
Effect of exchange rate changes on cash	(25)	(4)
Net increase (decrease) in cash and cash equivalents	$1,953	$(6,155)

Operating Activities. Net cash provided by operating activities was $21.7 million for the three periods ended March 29, 2026, compared to $8.5 million for the three periods ended March 30, 2025. The increase was primarily attributable increased net income, and collections on credit card receivables, partially offset by the timing of payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities for the three periods ended March 29, 2026 was $10.1 million, of which $6.5 million primarily related to the construction of new STK, Benihana and Kona Grill restaurants, $1.2 million related to remodels or major projects at existing restaurants and $2.2 million related to existing restaurants. Purchases of property and equipment during the three periods ended March 29, 2026 included approximately $3.9 million that was accrued as of December 28, 2025 and paid during the first quarter of 2026.

Net cash used in investing activities for the three periods ended March 30, 2025 was $14.3 million, of which $9.7 million related to the construction of new STK, Benihana and Kona Grill restaurants and $4.4 million related to existing restaurants.

Financing Activities. Net cash used in financing activities for the three periods ended March 29, 2026 was $9.6 million, primarily comprised of $2.2 million of repayments under the Credit Agreement and $7.0 million in repayments on the Revolving Facility compared to net cash used in financing activities of $0.3 million for the three periods ended March 30, 2025.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 29, 2026 and, based on this evaluation, have concluded that our disclosure controls and procedures were effective as of March 29, 2026.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March29, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors contained in Item 1A of our Form 10-K for the year ended December 28, 2025.

Geopolitical instability and armed conflict involving Iran could adversely affect our business, financial condition and results of operations.

Ongoing or future armed conflict, heightened geopolitical tensions, or military hostilities involving Iran, including the full or partial closure of the Strait of Hormuz or restricted access to the Red Sea, damage to energy production, transport facilities or infrastructure, or retaliatory actions by regional or global powers, could materially and adversely affect global economic conditions and financial markets. Such developments could disrupt international trade, energy markets, currency stability and transportation routes, leading to increased volatility in commodity prices, supply chain disruptions, inflationary pressures and reduced consumer and business confidence.

In addition, any conflict involving Iran could result in further regulatory constraints, sanctions compliance obligations, limitations on cross-border transactions or restrictions on access to certain markets, counterparties or financial institutions. These factors may increase our operating costs, delay or impair our ability to execute strategic initiatives, limit growth opportunities or negatively impact demand for building materials. The extent of these impacts is uncertain and may be exacerbated by the duration, geographic scope and severity of such geopolitical developments, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the first quarter ended March 29, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Dated: May 6, 2026

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Nicole Thaung
Nicole Thaung, Chief Financial Officer