Form 10-Q
period 2026-06-28
ONE Group Hospitality, Inc.
filed 2026-08-07
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2026

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

Number of shares of common stock outstanding as of July 31, 2026: 31,689,024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	June 28,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,363	$4,168
Credit card receivable	10,742	19,480
Restricted cash and cash equivalents	499	499
Accounts receivable	12,169	15,389
Inventory	9,613	9,839
Other current assets	7,714	7,521
Total current assets	47,100	56,896

Property and equipment, net	283,166	278,195
Operating lease right-of-use assets	259,513	253,228
Goodwill	155,783	155,783
Intangibles, net	128,941	128,988
Other assets	8,513	8,852
Security deposits	2,287	2,254
Total assets	$885,303	$884,196

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,635	$36,633
Accrued payroll expenses	18,287	19,286
Accrued expenses	38,492	46,356
Current portion of operating lease liabilities	14,007	13,803
Deferred gift card revenue and other	5,488	6,819
Current portion of long-term debt	9,408	9,302
Other current liabilities	1,997	1,017
Total current liabilities	124,314	133,216

Long-term debt, net of current portion, unamortized discount and debt issuance costs	329,018	334,013
Operating lease liabilities, net of current portion	306,261	293,985
Other long-term liabilities	6,473	6,319
Deferred tax liabilities, net	5,187	5,187
Total liabilities	771,253	772,720

Commitments and contingencies (Note 16)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at June 28, 2026 and December 28, 2025	210,554	191,303

Stockholders’ deficit:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 34,978,920 issued and 31,684,868 outstanding at June 28, 2026 and 34,520,226 issued and 31,242,344 outstanding at December 28, 2025	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at June 28, 2026 and December 28, 2025	—	—
Treasury stock, at cost, 3,402,881 shares at June 28, 2026 and December 28, 2025	(19,308)	(19,308)
Additional paid-in capital	22,423	39,712
Accumulated deficit	(92,136)	(93,216)
Accumulated other comprehensive loss	(3,056)	(3,029)
Total stockholders’ deficit	(92,074)	(75,838)
Noncontrolling interests	(4,430)	(3,989)
Total deficit	(96,504)	(79,827)
Total liabilities, Series A preferred stock and stockholders' deficit	$885,303	$884,196

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	$197,284	$203,907	$406,576	$411,305
Management, license, franchise and incentive fee revenue	3,193	3,472	6,717	7,203
Total revenues	200,477	207,379	413,293	418,508
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	38,544	43,190	79,078	86,310
Owned restaurant operating expenses	126,317	129,493	255,353	258,268
Total owned operating expenses	164,861	172,683	334,431	344,578
General and administrative (including stock-based compensation of $1,137 and $2,271 for the three and six periods ended June 28, 2026, respectively, and $1,470 and $3,102 for the three and six periods ended June 29, 2025, respectively)	14,008	11,662	29,030	24,753
Depreciation and amortization	11,020	10,870	21,425	20,699
Lease termination and restaurant closure expenses	919	5,635	2,884	5,706
Pre-opening expenses	2,859	1,579	4,330	3,260
Transition and integration expenses	193	3,949	659	7,668
Transaction costs	26	61	26	130
Other expenses	34	278	54	323
Total costs and expenses	193,920	206,717	392,839	407,117
Operating income	6,557	662	20,454	11,391
Other expenses, net:
Interest expense, net of interest income	9,623	10,295	19,369	20,117
Total other expenses, net	9,623	10,295	19,369	20,117
(Loss) income before (benefit) provision for income taxes	(3,066)	(9,633)	1,085	(8,726)
(Benefit) provision for income taxes	(716)	699	446	984
Net (loss) income	(2,350)	(10,332)	639	(9,710)
Less: net loss attributable to noncontrolling interest	(228)	(228)	(441)	(581)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,122)	$(10,104)	$1,080	$(9,129)
Series A Preferred Stock paid-in-kind dividend and accretion	(9,856)	(8,137)	(19,251)	(15,728)
Net loss available to common stockholders	$(11,978)	$(18,241)	$(18,171)	$(24,857)

Net loss per common share (as restated, see Note 10):
Basic	$(0.36)	$(0.56)	$(0.55)	$(0.76)
Diluted	$(0.36)	$(0.56)	$(0.55)	$(0.76)

Weighted average common shares outstanding (as restated, see Note 10):
Basic	33,473,486	32,841,424	33,334,228	32,895,526
Diluted	33,473,486	32,841,424	33,334,228	32,895,526

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Net (loss) income	$(2,350)	$(10,332)	$639	$(9,710)
Currency translation (loss) gain, net of tax	(1)	123	(27)	110
Comprehensive (loss) income	(2,351)	(10,209)	612	(9,600)
Less: comprehensive loss attributable to noncontrolling interest	(228)	(228)	(441)	(581)
Comprehensive (loss) income attributable to The ONE Group Hospitality, Inc.	(2,123)	(9,981)	1,053	(9,019)
Series A Preferred Stock paid-in-kind dividend and accretion	(9,856)	(8,137)	(19,251)	(15,728)
Comprehensive loss attributable to common stockholders	$(11,979)	$(18,118)	$(18,198)	$(24,747)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	deficit	loss	(deficit) equity	interests	Total
Balance at December 28, 2025	160,000	$191,303	31,242,344	$3	$(19,308)	$39,712	$(93,216)	$(3,029)	$(75,838)	$(3,989)	$(79,827)
Stock-based compensation	—	—	122,892	—	—	1,134	—	—	1,134	—	1,134
Issuance of vested restricted shares, net of tax withholding	—	—	141,125	—	—	(209)	—	—	(209)	—	(209)
Series A Preferred Stock paid-in kind dividend and accretion	—	9,395	—	—	—	(9,395)	—	—	(9,395)	—	(9,395)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income (loss)	—	—	—	—	—	—	3,202	—	3,202	(213)	2,989
Balance at March 29, 2026	160,000	$200,698	31,506,361	$3	$(19,308)	$31,242	$(90,014)	$(3,055)	$(81,132)	$(4,202)	$(85,334)
Stock-based compensation	—	—	108,829	—	—	1,137	—	—	1,137	—	1,137
Issuance of vested restricted shares, net of tax withholding	—	—	69,678	—	—	(100)	—	—	(100)	—	(100)
Series A Preferred Stock paid-in kind dividend and accretion	—	9,856	—	—	—	(9,856)	—	—	(9,856)	—	(9,856)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	—	—	(2,122)	—	(2,122)	(228)	(2,350)
Balance at June 28, 2026	160,000	$210,554	31,684,868	$3	$(19,308)	$22,423	$(92,136)	$(3,056)	$(92,074)	$(4,430)	$(96,504)

Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)		(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460
Stock-based compensation	—	—	45,367	—	—	1,470	—	—	1,470	—	1,470
Issuance of vested restricted shares, net of tax withholding	—	—	65,848	—	—	(167)	—	—	(167)	—	(167)
Purchase of treasury stock	—	—	(202,883)	—	(598)	—	—	—	(598)	—	(598)
Series A Preferred Stock paid-in kind dividend and accretion	—	8,137	—	—	—	(8,137)	—	—	(8,137)	—	(8,137)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	123	123	—	123
Net loss	—	—	—	—	—	—	(10,104)	—	(10,104)	(228)	(10,332)
Balance at June 29, 2025	160,000	$173,813	30,951,590	$3	$(19,107)	$55,171	$(10,104)	$(2,918)	$23,045	$(3,226)	$19,819

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025
Operating activities:
Net income (loss)	$639	$(9,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,425	20,699
Non-cash lease termination and exit costs	359	3,500
Stock-based compensation	2,271	3,102
Amortization of debt issuance costs and debt original issuance discounts	1,800	1,770
Deferred taxes	—	945
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11,957	2,718
Inventory	252	2,014
Other current assets	(268)	(1,105)
Security deposits	(9)	(126)
Other assets	56	(300)
Accounts payable	(314)	(1,486)
Accrued expenses	(11,341)	(9,348)
Operating lease liabilities and right-of-use assets	6,205	1,136
Other liabilities	(67)	(2,476)
Net cash provided by operating activities	32,965	11,333

Investing activities:
Purchase of property and equipment	(23,009)	(32,148)
Acquisition related payments, net of cash acquired	(618)	—
Net cash used in investing activities	(23,627)	(32,148)

Financing activities:
Borrowings of long-term debt	20,000	—
Repayments of long-term debt and financing lease liabilities	(26,808)	(1,011)
Tax-withholding obligation on stock-based compensation	(309)	(296)
Purchase of treasury stock	—	(905)
Net cash used in financing activities	(7,117)	(2,212)
Effect of exchange rate changes on cash	(26)	113
Net change in cash and cash equivalents and restricted cash and cash equivalents	2,195	(22,914)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	4,667	28,075
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$6,862	$5,161
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$17,611	$18,426
Income taxes paid	$1,024	$873
Accrued purchases of property and equipment	$12,021	$13,449
Non-cash borrowings of long-term debt for acquisition	$194	$—
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$6,363	$4,662
Restricted cash and cash equivalents	499	499
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$6,862	$5,161

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants. The Company’s primary restaurant brands are STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere, Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails, Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in an upscale casual atmosphere, and RA, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of June 28, 2026, the Company owned, operated, managed, franchised, or licensed 158 venues, including 32 STKs, 85 Benihanas, 23 Kona Grills and 12 RAs in major metropolitan cities in North America, Europe, Latin America and the Middle East and 6 food and beverage (“F&B”) venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s second quarter of 2026 was the 91-day period of March 30, 2026 through June 28, 2026 compared to the second quarter of 2025 which was the 91-day period of March 31, 2025 through June 29, 2025. The six periods ended June 28, 2026 and the six periods ended June 29, 2025 consisted of the first 182 and 180 days of the 2026 and 2025 fiscal years, respectively. The Company’s fiscal year ending December 27, 2026 will contain 364 days. The fiscal year ended December 28, 2025 contained 362 days due to the transition.

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

Prior Period Reclassifications

The Company reclassified $1.5 million and $3.1 million for the three and six periods ended June 29, 2025, respectively, in stock-based compensation to general and administrative expenses within the prior period segment reporting footnote to conform to the current year presentation. Refer to Note 14 – Segment Reporting.

Recent Accounting Pronouncements

In April 2026, the FASB issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock”. This ASU clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

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

Note 2 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 28,	December 28,
	2026	2025
Furniture, fixtures and equipment	$94,330	$88,823
Leasehold improvements	280,713	266,224
Less: accumulated depreciation	(133,762)	(117,365)
Subtotal	241,281	237,682
Construction in progress	36,385	35,097
Restaurant smallwares	5,500	5,416
Total	$283,166	$278,195

Depreciation related to property and equipment was $10.8 million and $10.5 million for the three periods ended June 28, 2026 and June 29, 2025, respectively, and $21.0 million and $20.1 million for the six periods ended June 28, 2026 and June 29, 2025, respectively, presented within depreciation and amortization expense in the condensed consolidated statement of operations. The Company also recorded $3.4 million in accelerated depreciation relating to property and equipment for the restaurants closed during the quarter presented in lease termination and exit expenses within the condensed consolidated statement of operations for the three and six periods ended June 29, 2025. The Company does not depreciate construction in progress.

Note 3 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	June 28,	December 28,
	2026	2025
Indefinite-lived intangible assets
Tradenames	$130,200	$130,200
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	341	335
Total finite-lived intangible assets	1,141	1,135
Less: accumulated amortization	(2,400)	(2,347)
Total intangibles, net	$128,941	$128,988

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 5 to 15 years. The amortization expense was less than $0.1 million for the three and six periods ended June 28, 2026 and June 29, 2025. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 28,	December 28,
	2026	2025
VAT, sales and property taxes	9,404	10,572
Interest	5,983	6,053
Amounts due to landlords	4,640	4,507
New restaurant construction	2,859	3,521
Insurance	2,271	4,130
Legal, professional and other services	1,463	2,196
Lease termination	663	462
Income taxes	—	449
Other (1)	11,209	14,466
Total	$38,492	$46,356
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 28,	December 28,
	2026	2025
Term loan agreements	$339,938	$344,313
Revolving credit facility	5,000	7,000
Equipment security notes	2,577	2,856
Promissory notes	171	—
Total long-term debt	347,686	354,169
Less: current portion of long-term debt	(9,408)	(9,302)
Less: debt issuance costs	(353)	(414)
Less: debt original issuance discount	(8,907)	(10,440)
Total long-term debt, net of current portion	$329,018	$334,013

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $8.7 million and $9.4 million for the three periods ended June 28, 2026 and June 29, 2025, respectively, and $17.5 million and $18.3 million for the six periods ended June 28, 2026 and June 29, 2025, respectively. Capitalized interest was $0.4 million and $0.7 million for the three and six periods ended June 28, 2026, respectively. Capitalized interest was $0.3 million and $0.9 million for the three and six periods ended June 29, 2025, respectively.

As of June 28, 2026, the Company had $6.3 million in standby letters of credit outstanding for certain restaurants and $28.7 million available in its revolving credit facility, subject to certain conditions.

Credit and Guarantee Agreement

On May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows up to $10.0 million of which will be available in the form of letters of credit. As of June 28, 2026, the Company had borrowings of $5.0 million on the Revolving Facility.

The Term Loan Facility is not subject to a financial covenant and the Revolving Facility’s financial covenant will apply only after 35% of the Revolving Facility’s capacity has been drawn. As of June 28, 2026, the Company was not subject to a financial covenant.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of June 28, 2026 was 10.2%.

As of June 28, 2026, the Company had $0.4 million of debt issuance costs and $8.9 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $0.9 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Equipment Security Notes

Between July 10, 2025 and September 23, 2025, the Company entered into three Equipment Security Notes with Banc of America Leasing & Capital, LLC in an aggregate amount of $3.0 million to purchase restaurant equipment (the “Equipment Security Notes”). The Equipment Security Notes bear interest at rates ranging from 7.09% to 7.19% per annum, and are each payable in 60 equal monthly installments, inclusive of interest. Each of the Equipment Security Notes is secured by the equipment purchased with the proceeds of such note. As of June 28, 2026, the amount outstanding under the Equipment Security Notes was approximately $2.6 million.

Promissory Note

On February 23, 2026, the Company entered into a Promissory Note with Nankai-ya Inc. in the amount of $0.2 million to finance the purchase of a franchised Benihana restaurant (the “Promissory Note”). The Promissory Note bears interest at a rate of 8.0% per annum, and is payable in 24 equal monthly installments, inclusive of interest. As of June 28, 2026, the amount outstanding under the Promissory Note was approximately $0.2 million.

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

Note 7 – Income Taxes

Income taxes are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events should they occur. The Company recorded a provision for income taxes of $0.4 million for the first six periods of 2026 compared to $1.0 million for the first six periods of 2025. The Company’s effective income tax rate including discrete events was 41.1% and (11.3)% for the six periods ended June 28, 2026 and June 29, 2025, respectively. The Company’s projected annual effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; and (iv) the tax effect of non-deductible compensation.

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

Note 8 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	June 28,	December 28,
	2026	2025
Deferred license revenue (1)	$102	$116
Deferred gift card and gift certificate revenue (2)	$4,655	$6,074
Advanced party deposits (2)	$833	$745
Friends with Benefits rewards program (3)	$771	$450
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	June 28,	June 29,
	2026	2025
Revenue recognized from deferred license revenue	$13	$88
Revenue recognized from deferred gift card revenue	$2,897	$2,188
Revenue recognized from advanced party deposits	$673	$509

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 28, 2026 were as follows for each year ending (in thousands):

2026, six periods remaining	$39
2027	20
2028	20
2029	14
2030	1
Thereafter	8
Total future estimated deferred license revenue	$102

Note 9 – Leases

The components of lease expense for the six periods ended June 28, 2026 and the six periods ended June 29, 2025 are as follows (in thousands):

	June 28,	June 29,
	2026	2025
Lease cost
Operating lease cost	$23,482	$23,405
Finance lease cost
Amortization of ROU assets	102	108
Interest on lease liabilities	34	47
Total finance lease cost	136	155
Variable lease cost (1)	11,704	10,024
Short-term lease cost	2,050	1,927
Total lease cost	$37,372	$35,511

Weighted average remaining lease term
Operating leases	13 years	13 years
Finance leases	2 years	4 years
Weighted average discount rate
Operating leases	10.45%	10.36%
Finance leases	11.14%	11.14%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the condensed consolidated balance sheet were as follows (in thousands):

	June 28,	December 28,
	2026	2025
Finance lease right-of-use assets (1)	$482	$573
Current portion of finance lease liabilities (1)	202	191
Long-term portion of finance lease liabilities (1)	336	457
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	June 28,	June 29,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,814	$22,003
Operating cash flows from finance leases	$102	$108
Financing cash flows from finance leases	$130	$136
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,731	$864

The Company has entered into ten operating leases for future restaurants that have not commenced as of June 28, 2026. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $10.8 million. The Company expects these leases, which have initial lease terms of 10 to 20 years, to commence within the next twelve months.

As of June 28, 2026, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2026, six periods remaining	$18,317
2027	44,670
2028	49,362
2029	49,974
2030	49,782
Thereafter	398,061
Total lease payments	610,166
Less: imputed interest	(289,898)
Present value of operating lease liabilities	$320,268

As of June 28, 2026, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2026, six periods remaining	$131
2027	253
2028	231
Total lease payments	615
Less: imputed interest	(77)
Present value of finance lease liabilities	$538

Note 10 – Earnings (Loss) Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding and penny warrants during the period and net loss available to common stockholders. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period and excludes the dilutive effect of potential shares of common stock including common stock issuable pursuant to stock options, warrants, and restricted stock units. The two-class method for computing earnings per share will be utilized when applicable.

For the three and six periods ended June 28, 2026 and June 29, 2025, net loss per share was calculated as follows (in thousands, except net loss per share and related share data):

	For the three periods ended June 28,	For the three periods ended June 29, 2025	For the six periods ended June 28,	For the six periods ended June 29, 2025
	2026	(as restated)	2026	(as restated)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,122)	$(10,104)	$1,080	$(9,129)
Series A Preferred Stock paid-in-kind dividend and accretion	(9,856)	(8,137)	(19,251)	(15,728)
Net loss available to common stockholders	(11,978)	(18,241)	(18,171)	(24,857)

Basic weighted average shares outstanding	33,473,486	32,841,424	33,334,228	32,895,526
Dilutive effect of stock options, warrants and restricted share units	—	—	—	—
Diluted weighted average shares outstanding	33,473,486	32,841,424	33,334,228	32,895,526

Basic net loss per common share	$(0.36)	$(0.56)	$(0.55)	$(0.76)
Diluted net loss per common share	$(0.36)	$(0.56)	$(0.55)	$(0.76)

For the three periods ended June 28, 2026 and June 29, 2025, 2.0 million and 1.7 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the six periods ended June 28, 2026 and June 29, 2025, respectively, 1.8 million and 1.6 million of stock options, warrants and restricted share units were anti-dilutive.

Subsequent to the issuance of the June 29, 2025 condensed consolidated financial statements, management identified an error in the earnings (loss) per share calculation due to the Company incorrectly excluding 1.9 million of penny warrants from basic weighted average common shares outstanding. The above table has been restated to include the penny warrants in the weighted average common shares outstanding for the three and six periods ended June 29, 2025. The 1.9 million of penny warrants were also removed from the previously reported anti-dilutive share totals for the three and six periods ended June 29, 2025. The loss per share has been restated in the above table from $0.59 and $0.80 per share previously reported for the three periods and six periods ended June 29, 2025, respectively. Amounts for basic and diluted loss per share and weighted average common shares have also been restated in the Condensed Consolidated Statements of Operations. Management considered both quantitative and qualitative factors and determined that the impact of the error is immaterial to prior periods.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and six periods ended June 28, 2026, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $9.9 million and $19.3 million, respectively.

Redemption Rights

On and after May 1, 2029, holders of the Series A Preferred Stock have the right to require redemption of all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference after the fifth anniversary, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At any time after the fourth anniversary, the Company may repurchase all or some of the preferred stock for 100% of the liquidation preference.

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

Note 12 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001 per share. There were no shares of preferred stock that were issued or outstanding at June 28, 2026 or December 28, 2025, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of June 28, 2026 and December 28, 2025, there were 31.7 million and 31.2 million shares of common stock outstanding, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and six periods ended June 29, 2025, the Company repurchased 0.2 million and 0.3 million shares, respectively, for an aggregate consideration of $0.6 million and $0.9 million, respectively. There were no stock repurchases in the three and six periods ended June 28, 2026. As of June 28, 2026, the Company had purchased 3.4 million shares for $19.3 million under the repurchase program.

Warrants

In connection with the acquisition of Benihana and RA restaurants, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of June 28, 2026 and December 28, 2025.

			Warrants	Exercise	Shares available for purchase
Issuance date	Holder of warrants	Expiration date	Issued	Price	June 28, 2026	December 28, 2025
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 13 – Stock-Based Compensation

Stock-Based Compensation

As of June 28, 2026, the Company had 2,865,293 shares available for issuance under the Company’s 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost for the three periods ended June 28, 2026 and June 29, 2025 was $1.1 million and $1.5 million, respectively and for the six periods ended June 28, 2026 and June 29, 2025 was $2.3 million and $3.1 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost was $0.2 million and $0.4 million of cost related to unrestricted stock granted to directors for the three and six periods ended June 28, 2026 and June 29, 2025, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and six periods ended June 28, 2026, included $0.3 million and $0.5 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”), compared to $0.2 million and $0.5 million for the three and six periods ended June 29, 2025, respectively.

Stock Option Activity

Stock options in the table below include time-based awards. Changes in stock options during the six periods ended June 28, 2026 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 28, 2025	803,156	$2.99	3.53 years	$114
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(65,942)	2.73
Outstanding at June 28, 2026	737,214	$3.02	3.32 years	$171
Exercisable at June 28, 2026	737,214	$3.02	3.32 years	$171

As of June 28, 2026 and December 28, 2025, there were no unvested stock options.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the six periods ended June 28, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 28, 2025	1,227,938	$3.90
Granted	1,028,889	1.94
Vested	(335,046)	4.42
Cancelled, expired or forfeited	(54,539)	3.11
Non-vested RSUs at June 28, 2026	1,867,242	$2.75

As of June 28, 2026, the Company had approximately $3.8 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 2.0 years.

The fair value of RSUs vested during the three and six periods ended June 28, 2026, was $0.4 million and $1.5 million, respectively.

Performance Stock Unit Activity

The Company issues PSUs under the 2019 Equity Plan. PSUs in the table below include both a market condition and time element. The PSUs may be earned based on achieving common stock price targets within a time period, and if earned, will vest and be settled based on a time element specified in the respective agreement.

A summary of the status of PSUs and changes during the six periods ended June 28, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 28, 2025	558,488	$5.10
Granted	208,558	1.55
Vested	(33,167)	2.49
Non-vested PSUs at June 28, 2026	733,879	$4.21

As of June 28, 2026, the Company had $0.7 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.7 years.

Note 14 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant locations, as well as franchise revenue from the Benihana brand.
●	Grill Concepts. The Grill Concepts segment consists of the results of operations of Kona Grill and RA restaurant locations.

Presented within Other, which is not a reportable operating segment, are sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide, the Company’s major off-site events group, which supports all brands and venue concepts and revenue generated from gift card programs.

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

Certain financial information relating to the three and six periods ended June 28, 2026 and the three and six periods ended June 29, 2025 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended June 28, 2026
Owned restaurant net revenue	$53,226	$115,666	$28,183	$209	$197,284
Owned restaurant cost of sales	(12,286)	(20,251)	(6,004)	(3)	(38,544)
Owned restaurant operating expenses	(31,693)	(73,541)	(20,956)	(127)	(126,317)
Restaurant operating profit	9,247	21,874	1,223	79	32,423
Management, license, franchise and incentive fee revenue	2,618	461	—	114	3,193
General and administrative (including stock-based compensation of $1,137)					(14,008)
Depreciation and amortization					(11,020)
Lease termination and restaurant closure expenses					(919)
Pre-opening expenses					(2,859)
Transition and integration expenses					(193)
Transaction costs					(26)
Other expenses					(34)
Interest expense, net of interest income					(9,623)
Loss before benefit for income taxes					(3,066)

Reconciliation of total revenues
Owned restaurant net revenue					197,284
Management, license, franchise and incentive fee revenue					3,193
Total revenues					$200,477

(1) Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended June 29, 2025
Owned restaurant net revenue	$51,319	$115,400	$37,020	$168	$203,907
Owned restaurant cost of sales	(12,337)	(22,832)	(8,019)	(2)	(43,190)
Owned restaurant operating expenses	(30,726)	(71,796)	(26,807)	(164)	(129,493)
Restaurant operating profit	8,256	20,772	2,194	2	31,224
Management, license, franchise and incentive fee revenue	2,844	553	—	75	3,472
General and administrative (including stock-based compensation of $1,470)					(11,662)
Depreciation and amortization					(10,870)
Lease termination and restaurant closure expenses					(5,635)
Pre-opening expenses					(1,579)
Transition and integration expenses					(3,949)
Transaction costs					(61)
Other expenses					(278)
Interest expense, net of interest income					(10,295)
Loss before provision for income taxes					(9,633)

Reconciliation of total revenues
Owned restaurant net revenue					203,907
Management, license, franchise and incentive fee revenue					3,472
Total revenues					$207,379

(1) Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the six periods ended June 28, 2026
Owned restaurant net revenue	$114,194	$235,890	$56,120	$372	$406,576
Owned restaurant cost of sales	(25,995)	(41,191)	(11,867)	(25)	(79,078)
Owned restaurant operating expenses	(65,979)	(147,438)	(41,626)	(310)	(255,353)
Restaurant operating profit	22,220	47,261	2,627	37	72,145
Management, license, franchise and incentive fee revenue	5,615	896	—	206	6,717
General and administrative (including stock-based compensation of $2,271)					(29,030)
Depreciation and amortization					(21,425)
Lease termination and restaurant closure expenses					(2,884)
Pre-opening expenses					(4,330)
Transition and integration expenses					(659)
Transaction costs					(26)
Other expenses					(54)
Interest expense, net of interest income					(19,369)
Income before provision for income taxes					1,085

Reconciliation of total revenues
Owned restaurant net revenue					406,576
Management, license, franchise and incentive fee revenue					6,717
Total revenues					$413,293
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the six periods ended June 29, 2025
Owned restaurant net revenue	$106,185	$230,741	$74,106	$273	$411,305
Owned restaurant cost of sales	(25,446)	(44,928)	(15,931)	(5)	(86,310)
Owned restaurant operating expenses	(62,347)	(142,155)	(53,556)	(210)	(258,268)
Restaurant operating profit	18,392	43,658	4,619	58	66,727
Management, license, franchise and incentive fee revenue	6,037	1,022	—	144	7,203
General and administrative (including stock-based compensation of $3,102)					(24,753)
Depreciation and amortization					(20,699)
Lease termination and restaurant closure expenses					(5,706)
Pre-opening expenses					(3,260)
Transition and integration expenses					(7,668)
Transaction costs					(130)
Other expenses					(323)
Interest expense, net of interest income					(20,117)
Loss before provision for income taxes					(8,726)

Reconciliation of total revenues
Owned restaurant net revenue					411,305
Management, license, franchise and incentive fee revenue					7,203
Total revenues					$418,508

(1) Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

Note 15 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Domestic revenues	$199,747	$206,803	$411,806	$417,028
International revenues	730	576	1,487	1,480
Total revenues	$200,477	$207,379	$413,293	$418,508

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements speak only as of the date thereof and involve risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include the risk factors discussed under Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements, including but not limited to: (1) our ability to integrate the new or acquired restaurants into our operations without disruptions to operations; (2) our ability to capture anticipated synergies; (3) our ability to open new restaurants and food and beverage locations in current and additional markets, grow and manage growth profitably, maintain relationships with suppliers, obtain adequate supply of products and retain employees; (4) factors beyond our control that affect the number and timing of new restaurant openings, including weather conditions and factors under the control of landlords, contractors and regulatory and/or licensing authorities; (5) our ability to successfully improve performance and cost, realize the benefits of our marketing efforts and achieve improved results as we focus on developing new management and license deals; (6) changes in applicable laws or regulations; (7) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors, including economic downturns; (8) the impact of actual and potential changes in immigration policies, including potential labor shortages; (9) the potential impact of the imposition of tariffs, including increases in food prices and inflation and any resulting negative impacts on the macro-economic environment; (10) the impact of international conflicts on macroeconomic conditions; (11) risks related to our development and franchise partners; and (12) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “targets,” “would,” “will” and similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required under applicable law.

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

Business Summary

We are an international restaurant company that develops, owns and operates, manages, licenses and franchises upscale and polished casual, high-energy restaurants. Our vision is to be the undisputed global leader in VIBE dining by executing upon our mission of creating great guest memories by operating the best restaurant in every market that we operate in by delivering exceptional and unforgettable experiences to every guest, every time. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are as follows:

●	STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere;
●	Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in an upscale casual atmosphere; and
●	RA, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 158 venues including 32 STKs, 86 Benihanas, 22 Kona Grills and 12 RAs in major cities in North America, Europe, Latin America and the Middle East and 6 F&B venues operated under ONE Hospitality in three hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open six to ten new venues in 2026. We have opened the following restaurants to date in 2026:

●	Owned Kona Grill restaurant in San Antonio, Texas (January 2026 – relocation of an existing Kona Grill restaurant)
●	Owned STK restaurant in Phoenix, Arizona (June 2026)
●	Owned STK restaurant in New York, New York (July 2026 – relocation of an existing STK restaurant)
●	Owned Benihana restaurant in Riverton, Utah (July 2026 – conversion of a former Kona Grill restaurant)

In February 2026, we converted a franchised Benihana restaurant to a Company-owned Benihana restaurant.

During the second quarter of 2026, we converted a franchised Benihana Express to a Company-owned Benihana Express restaurant and terminated an agreement for a franchised Benihana Express restaurant.

There are currently the following restaurants under construction:

●	Owned STK restaurant in Baltimore, Maryland (conversion of a temporarily closed Kona Grill restaurant)
●	Owned Kona Grill Bistro in Baltimore, Maryland
●	Owned Benihana Express restaurant in Denver, Colorado

In addition, the following asset-light restaurants are in development:

●	Franchised Benihana in the Florida Keys
●	Licensed Benihana Express in the Florida Keys
●	Two-venue agreement for licensed STKs in a major U.S. airport
●	Licensed RA Sushi at Niagara Falls

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK(1)	Benihana	Grill Concepts(2)	ONE Hospitality(3)	Total
Domestic
Owned	22	73	34	1	130
Sports Arenas(4)	—	4	—	—	4
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	5	—	—	5
Total domestic	24	82	34	2	142
International
Owned	—	—	—	—	—
Sports Arenas(4)	—	—	—	—	—
Managed	4	—	—	4	8
Licensed	4	—	—	—	4
Franchised	—	4	—	—	4
Total international	8	4	—	4	16
Total venues	32	86	34	6	158
(1)	Locations with an STK and STK Rooftop are considered one venue location. This includes the STK Rooftop in San Diego, CA, which is a licensed location.
(2)	Includes four temporarily closed venues.
(3)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.
(4)	Restaurants located within a sports arena that are included with the Company’s owned restaurant net revenues, owned restaurant cost of sales and owned restaurant operating expenses that do not require a capital investment.

In 2025, we completed a comprehensive review of our Grill Concepts portfolio and made the strategic decision to close or convert several locations. As part of this initiative, we permanently closed one RA restaurant in January 2026. In addition, we temporarily closed three Kona Grill restaurants and two RA restaurants in January 2026 that will be converted into a Benihana or STK restaurant.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of STK and Benihana restaurants by opening primarily franchised and licensed locations
●	From time to time, Company owned restaurants that may be under lease

●	Increase same store sales
●	Increase operating efficiency
●	Opportunistic acquisitions

Executive Summary

Three Periods Ended June 28, 2026 Compared to the Three Periods Ended June 29, 2025

Total revenue decreased $6.9 million, or 3.3% to $200.5 million for the three periods ended June 28, 2026 compared to $207.4 million for the three periods ended June 29, 2025. The change in revenue is attributable to the closures of certain restaurants pursuant to the Grill Concepts portfolio optimization discussed above.

Same store sales for 2026 compared to 2025 and 2025 compared to 2024 were as follows:

	2025 vs. 2024					2026 vs. 2025
	Q1	Q2	Q3	Q4	YTD	Q1	Q2	YTD
US STK Owned Restaurants	(2.3)%	(4.9)%	(6.2)%	(0.7)%	(3.4)%	(0.1)%	2.5%	1.1%
US STK Managed Restaurants	(12.7)%	(9.5)%	(4.7)%	4.2%	(4.6)%	8.1%	6.4%	7.3%
US STK Total Restaurants	(3.6)%	(6.0)%	(5.8)%	0.3%	(3.7)%	1.4%	3.2%	2.2%
Benihana Owned Restaurants	0.7%	0.4%	(4.0)%	(0.4)%	(0.8)%	—%	0.8%	0.4%
Grill Concepts Owned Restaurants	(13.7)%	(14.6)%	(11.8)%	(9.4)%	(12.5)%	(5.3)%	(2.9)%	(4.1)%
Combined Same Store Sales	(3.2)%	(4.1)%	(5.9)%	(1.8)%	(3.7)%	(0.3)%	0.9%	0.3%

Operating income increased $5.9 million to $6.6 million for the three periods ended June 28, 2026 compared to $0.7 million for the three periods ended June 29, 2025 primarily due to improved restaurant operating profit partly offset by higher general and administrative expenses coupled with the reduction in transition and integration costs related to the acquisition of the Benihana and RA restaurants and lower lease termination and restaurant closure expenses partly offset by higher general and administrative expenses.

Restaurant operating profit improved $1.2 million, or 3.8%, to $32.4 million for the three periods ended June 28, 2026, compared to $31.2 million for the three periods ended June 29, 2025. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.4% in the second quarter of 2026 compared to 15.3% in the second quarter of 2025. See “Results of Operations” below for a reconciliation of Restaurant operating profit to Operating income, the most directly comparable GAAP measure.

Net loss attributable to The ONE Group Hospitality, Inc. was $2.1 million for the three periods ended June 28, 2026, compared to a net loss of $10.1 million for the three periods ended June 29, 2025, primarily due to improved restaurant operating profit coupled with the decrease in transition and integration costs related to the acquisition of the Benihana and RA restaurants.

Six Periods Ended June 28, 2026 Compared to the Six Periods Ended June 29, 2025

Total revenues decreased $5.2 million, or 1.2%, to $413.3 million for the six periods ended June 28, 2026 compared to $418.5 million for the six periods ended June 29, 2025. The change in revenue is attributable to the closures of certain restaurants pursuant to the Grill Concepts portfolio optimization discussed above.

Operating income increased $9.1 million to $20.5 million for the six periods ended June 28, 2026 compared to $11.4 million for the six periods ended June 29, 2025 primarily due to improved restaurant operating profit partly offset by higher general and administrative expenses coupled with the reduction in transition and integration costs related to the acquisition of Benihana and RA restaurants.

Restaurant operating profit increased $5.4 million or 8.1% to $72.1 million for the six periods ended June 28, 2026, compared to $66.7 million for the six periods ended June 29, 2025, primarily attributable to lower cost of sales due to menu optimization, integration synergies, supply chain initiatives and increased menu pricing. Restaurant operating profit as a percentage of owned restaurant net revenue was 17.7% for the six periods ended June 28, 2026, compared to 16.2% for the six periods ended June 29, 2025. See “Results of Operations” below for reconciliation of Restaurant operating profit to Operating income, the most directly comparable GAAP measure.

Net income attributable to The ONE Group Hospitality, Inc. was $1.1 million for the six periods ended June 28, 2026, compared to a net loss of $9.1 million for the six periods ended June 29, 2025, primarily due to improved Restaurant operating profit partly offset by higher general and administrative expenses coupled with the decrease in transition and integration costs related to the acquisition of the Benihana and RA restaurants.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	$197,284	$203,907	$406,576	$411,305
Management, license, franchise and incentive fee revenue	3,193	3,472	6,717	7,203
Total revenues	200,477	207,379	413,293	418,508
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	38,544	43,190	79,078	86,310
Owned restaurant operating expenses	126,317	129,493	255,353	258,268
Total owned operating expenses	164,861	172,683	334,431	344,578
General and administrative (including stock-based compensation of $1,137 and $2,271 for the three and six periods ended June 28, 2026, respectively, and $1,470 and $3,102 for the three and six periods ended June 29, 2025, respectively)	14,008	11,662	29,030	24,753
Depreciation and amortization	11,020	10,870	21,425	20,699
Lease termination and restaurant closure expenses	919	5,635	2,884	5,706
Pre-opening expenses	2,859	1,579	4,330	3,260
Transition and integration expenses	193	3,949	659	7,668
Transaction costs	26	61	26	130
Other expenses	34	278	54	323
Total costs and expenses	193,920	206,717	392,839	407,117
Operating income	6,557	662	20,454	11,391
Other expenses, net:
Interest expense, net of interest income	9,623	10,295	19,369	20,117
Total other expenses, net	9,623	10,295	19,369	20,117
(Loss) income before (benefit) provision for income taxes	(3,066)	(9,633)	1,085	(8,726)
(Benefit) provision for income taxes	(716)	699	446	984
Net (loss) income	(2,350)	(10,332)	639	(9,710)
Less: net loss attributable to noncontrolling interest	(228)	(228)	(441)	(581)
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,122)	$(10,104)	$1,080	$(9,129)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	98.4%	98.3%	98.4%	98.3%
Management, license, franchise and incentive fee revenue	1.6%	1.7%	1.6%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	19.5%	21.2%	19.4%	21.0%
Owned restaurant operating expenses (1)	64.0%	63.5%	62.8%	62.8%
Total owned operating expenses (1)	83.6%	84.7%	82.3%	83.8%
General and administrative (including stock-based compensation of 0.6% and 0.5% for the three and six periods ended June 28, 2026, respectively, and 0.7% for the three and six periods ended June 29, 2025, respectively)	7.0%	5.6%	7.0%	5.9%
Depreciation and amortization	5.5%	5.2%	5.2%	4.9%
Lease termination and restaurant closure expenses	0.5%	2.7%	0.7%	1.4%
Pre-opening expenses	1.4%	0.8%	1.0%	0.8%
Transition and integration expenses	0.1%	1.9%	0.2%	1.8%
Transaction costs	0.0%	0.0%	0.0%	0.0%
Other expenses	0.0%	0.1%	0.0%	0.1%
Total costs and expenses	96.7%	99.7%	95.1%	97.3%
Operating income	3.3%	0.3%	4.9%	2.7%
Other expenses, net:
Interest expense, net of interest income	4.8%	5.0%	4.7%	4.8%
Total other expenses, net	4.8%	5.0%	4.7%	4.8%
(Loss) income before (benefit) provision for income taxes	(1.5)%	(4.6)%	0.3%	(2.1)%
(Benefit) provision for income taxes	(0.4)%	0.3%	0.1%	0.2%
Net (loss) income	(1.2)%	(5.0)%	0.2%	(2.3)%
Less: net loss attributable to noncontrolling interest	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Net (loss) income attributable to The ONE Group Hospitality, Inc.	(1.1)%	(4.9)%	0.3%	(2.2)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

EBITDA, Adjusted EBITDA, Restaurant operating profit and Restaurant EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA, Restaurant operating profit and Restaurant EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net income before interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation, lease termination and restaurant closure expenses, transition and integration expenses, transaction costs, non-cash rent, non-cash impairment loss, non-recurring gains and losses, certain transactional and exit costs and loss on early debt extinguishment. Not all the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of terms based on our historical activity. Adjusted EBITDA presented in this Quarterly Report on Form 10-Q is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Restaurant operating profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses. We define Restaurant EBITDA as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses before non-cash rent.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Net (loss) income attributable to The ONE Group Hospitality, Inc.	$(2,122)	$(10,104)	$1,080	$(9,129)
Net loss attributable to noncontrolling interest	(228)	(228)	(441)	(581)
Net (loss) income	(2,350)	(10,332)	639	(9,710)
Interest expense, net	9,623	10,295	19,369	20,117
(Benefit) provision for income taxes	(716)	699	446	984
Depreciation and amortization	11,020	10,870	21,425	20,699
EBITDA	17,577	11,532	41,879	32,090
Stock-based compensation	1,137	1,470	2,271	3,102
Lease termination and restaurant closure expenses(1)	919	5,635	2,884	5,706
Transition and integration expenses	193	3,949	659	7,668
Transaction costs	26	61	26	130
Non-cash rent(2)	1,091	280	1,530	(857)
Other expenses	34	278	54	323
Adjusted EBITDA	20,977	23,205	49,303	48,162
Adjusted EBITDA attributable to noncontrolling interest	(120)	(156)	(402)	(396)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$21,097	$23,361	$49,705	$48,558
(1)	Lease termination and restaurant closure expenses are costs associated with closed locations.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations.

The following table presents a reconciliation of Owned restaurant net revenue for the six periods ended June 28, 2026 to the six periods ended June 29, 2025 (in thousands):

Owned restaurant net revenue for the six periods ended June 29, 2025	$411,305
Decrease in sales for Grill Concepts restaurants closed(1)	(15,539)
Decrease in sales due to the elimination of auto-gratuities(2)	(2,631)
Increase in sales due to fiscal calendar shift(3)	8,291
Other changes in sales(4)	5,150
Owned restaurant net revenue for the six periods ended June 28, 2026	406,576
(1)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to June 28, 2026.
(2)	The elimination of auto-gratuities has no impact on net income attributable to The ONE Group Hospitality, Inc. or Adjusted EBITDA attributable to The ONE Group Hospitality, Inc. as the associated expense in Owned restaurant operating expenses was also eliminated.
(3)	On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. The Company’s first six periods of 2026 was the 182-day period of December 29, 2025 through June 28, 2026 compared to the first six periods of 2025 which was the 180-day period of January 1, 2025 through June 29, 2025. The first six periods of 2026 included New Year’s Eve while the first six periods of 2025 did not include New Year’s Eve.
(4)	Other changes in sales is comprised of sales generated by new restaurant openings and the change in same store sales of 0.3%.

The following table presents a reconciliation of Operating income to Restaurant operating profit for the periods indicated (in thousands):

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
Operating income as reported	$6,557	$662	$20,454	$11,391
Management, license and incentive fee revenue	(3,193)	(3,472)	(6,717)	(7,203)
General and administrative	14,008	11,662	29,030	24,753
Depreciation and amortization	11,020	10,870	21,425	20,699
Lease termination and restaurant closure expenses	919	5,635	2,884	5,706
Pre-opening expenses	2,859	1,579	4,330	3,260
Transition and integration expenses	193	3,949	659	7,668
Transaction costs	26	61	26	130
Other expenses	34	278	54	323
Restaurant operating profit	$32,423	$31,224	$72,145	$66,727
Restaurant operating profit as a percentage of owned restaurant net revenue	16.4%	15.3%	17.7%	16.2%
Non-cash rent	(114)	700	(218)	(852)
Restaurant EBITDA	$32,309	$31,924	$71,927	$65,875
Restaurant EBITDA as a percentage of owned restaurant net revenue	16.4%	15.7%	17.7%	16.0%

Restaurant operating profit by brand is as follows (in thousands):

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
STK restaurant operating profit (Company owned)	$9,247	$8,256	$22,220	$18,392
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	17.4%	16.1%	19.5%	17.3%
Benihana restaurant operating profit (Company owned)	$21,874	$20,772	$47,261	$43,658
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	18.9%	18.0%	20.0%	18.9%
Core Grill Concepts restaurant operating profit	$1,315	$2,580	$2,973	$5,634
Core Grill Concepts restaurant operating profit as a percentage of Core Grill Concepts revenue	4.9%	9.1%	5.6%	10.2%

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended June 28,	For the three periods ended June 29,	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025	2026	2025
STK restaurant EBITDA (Company owned)	$8,848	$8,148	$21,359	$17,843
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	16.6%	15.9%	18.7%	16.8%
Benihana restaurant EBITDA (Company owned)	$22,224	$21,308	$47,979	$44,479
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	19.2%	18.5%	20.3%	19.3%
Core Grill Concepts restaurant EBITDA	$1,213	$2,980	$2,821	$4,616
Core Grill Concepts restaurant EBITDA as a percentage of Core Grill Concepts revenue	4.5%	10.6%	5.3%	8.3%

Results of Operations for the Three Periods Ended June 28, 2026 Compared to the Three Periods Ended June 29, 2025

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $6.6 million, or 3.2%, to $197.3 million for the three periods ended June 28, 2026 from $203.9 million for the three periods ended June 29, 2025. The change was primarily attributable to a decrease in revenues from Grill Concepts restaurants either temporarily or permanently closed and the elimination of auto-gratuities, partially offset by an increase in comparable restaurant sales and sales from new restaurants opened since July 2025. Comparable restaurant sales increased 0.9% in the three periods ended June 28, 2026 compared to the three periods ended June 29, 2025.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues decreased $0.3 million to $3.2 million for the three periods ended June 28, 2026 compared to $3.5 million for the three periods ended June 29, 2025, primarily due to the exit of a management agreement in Scottsdale, Arizona in the second quarter of 2025.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $4.7 million, or 10.9%, to $38.5 million for the three periods ended June 28, 2026 from $43.2 million for the three periods ended June 29, 2025. As a percentage of owned restaurant net revenue, cost of sales improved by 170 basis points to 19.5% for the three periods ended June 28, 2026 compared to 21.2% for the three periods ended June 29, 2025 primarily due to menu optimization, integration synergies, supply chain initiatives and increased menu pricing.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $3.2 million, or 2.5% to $126.3 million for the three periods ended June 28, 2026 from $129.5 million for the three periods ended June 29, 2025. Owned restaurant operating costs as a percentage of owned restaurant net revenue increased 50 basis points from 63.5% in the three periods ended June 29, 2025 to 64.0% for the three periods ended June 28, 2026 primarily due to an increase in marketing expenses.

General and administrative. General and administrative costs increased $2.3 million, or 19.7%, to $14.0 million for the three periods ended June 28, 2026 from $11.7 million for the three periods ended June 29, 2025. The increase was attributable to inflation on salaries, higher bonus expense, planned investments in information technology, including AI-related technologies, and increased travel expenses. As a percentage of revenues, general and administrative costs were 7.0% for the three periods ended June 28, 2026 compared to 5.6% for the three periods ended June 29, 2025.

Depreciation and amortization. Depreciation and amortization expense was $11.0 million for the three periods ended June 28, 2026, compared to $10.9 million for the three periods ended June 29, 2025.

Lease termination and restaurant closure expenses. Lease termination and restaurant closure expenses were $0.9 million for the three periods ended June 28, 2026, which consisted primarily of expenses related to the Grill Concepts optimization and the relocation of an STK restaurant in New York, New York. Lease termination and restaurant closure expenses were $5.6 million for the three periods ended June 29, 2025 primarily related to accelerated depreciation as well as exit costs associated with five Grill Concept restaurants closed during the quarter and the termination of an operating agreement.

Pre-opening expenses. In the three periods ended June 28, 2026, we incurred $2.9 million of pre-opening expenses primarily comprised of payroll, training and other costs for STK Downtown Phoenix, which opened in June 2026, and STK Chelsea, which opened in July 2026, preopen rent for restaurants that the Company has possession of, which included $1.1 million in non-cash rent, and pre-opening expenses for restaurants currently under development. Pre-opening expenses for the three periods ended June 29, 2025 were $1.6 million. Details of pre-opening expenses by category are provided in the table below for the three periods ended June 28, 2026 and three periods ended June 29, 2025 (in thousands).

Three Periods Ended June 28, 2026	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$152	$—	$152
Restaurants	1,076	1,631	2,707
Total	$1,228	$1,631	$2,859

Three Periods Ended June 29, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$353	$—	$353
Restaurants	834	392	1,226
Total	$1,187	$392	$1,579
(1)	Cash rent paid was $0.5 million and $0.3 million for the three periods ended June 29, 2026 and the three periods ended June 29, 2025, respectively.

Transition and integration costs. In the three periods ended June 28, 2026, we incurred $0.2 million in transition and integration costs associated with the acquisition of the Benihana and RA restaurants for expenses related to temporary rentals of heating, ventilation and air conditioning equipment while we complete repairs and replacements of equipment acquired with the Benihana and RA restaurants. In the three periods ended June 29, 2025, we incurred $3.9 million of transition and integration costs associated with the acquisition of the Benihana and RA restaurants. Included in these costs are expenses related to duplicate professional service vendors, operations support offices, support positions, and maintenance expenses that have since been eliminated.

Interest expense, net of interest income. Interest expense, net of interest income, was $9.6 million for the three periods ended June 28, 2026 compared to $10.3 million for the three periods ended June 29, 2025. The weighted average interest rate for the three periods ended June 28, 2026 was 10.1% compared to 10.8% for the three periods ended June 29, 2025.

(Benefit) Provision for income taxes. The benefit for income taxes for the three periods ended June 28, 2026 was $0.7 million compared to $0.7 million of tax expense for the three periods ended June 29, 2025. The effective income tax rate for the second quarter of 2026 was 23.4% compared to 7.3% for the second quarter of 2025.

Results of Operations for the Six Periods Ended June 28, 2026 Compared to the Six Periods Ended June 29, 2025

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $4.7 million, or 1.1%, to $406.6 million for the six periods ended June 28, 2026, from $411.3 million for the six periods ended June 29, 2025. The change was primarily attributable to a decrease in revenues from Grill Concepts restaurants closed and the elimination of auto-gratuities, partially offset by an increase in comparable restaurant sales and sales from new restaurants opened since March 2025. Comparable restaurant sales increased 0.3% during the six periods ended June 28, 2026 compared to the six periods ended June 29, 2025.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.5 million, or 6.9%, to $6.7 million for the six periods ended June 28, 2026 from $7.2 million for the six periods ended June 29, 2025 primarily due to the exit of a management agreement in Scottsdale, Arizona in the second quarter of 2025.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $7.2 million, or 8.3%, to $79.1 million for the six periods ended June 28, 2026, from $86.3 million for the six periods ended June 29, 2025. As a percentage of owned restaurant net revenue, cost of sales improved 160 basis points to 19.4% for the six periods ended June 28, 2026 from 21.0% in the six periods ended June 29, 2025 primarily due to menu optimization, integration synergies, supply chain initiatives and increased menu pricing.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $2.9 million to $255.4 million for the six periods ended June 28, 2026, from $258.3 million for the six periods ended June 29, 2025. Owned restaurant operating costs as a percentage of owned restaurant net revenue was flat at 62.8% for both the six periods ended June 29, 2025 and June 28, 2026.

General and administrative. General and administrative costs increased $4.2 million, or 16.9%, to $29.0 million for the six periods ended June 28, 2026, compared to $24.8 million for the six periods ended June 29, 2025. The increase was attributable to inflation on salaries and planned investments in information technology, including AI-related technologies. As a percentage of revenues, general and administrative costs increased by 110 basis points to 7.0% for the six periods ended June 28, 2026 compared to 5.9% for the six periods ended June 29, 2025.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $21.4 million for the six periods ended June 28, 2026, compared to $20.7 million for the six periods ended June 29, 2025. The increase is attributed to new restaurants opened since June 2025.

Lease termination and restaurant closure expenses. Lease termination and restaurant closure expenses were $2.9 million for the six periods ended June 28, 2026, which consisted primarily of expenses related to the Grill Concepts optimization and included $0.4 million in non-cash expenses. Lease termination and restaurant closure expenses were $5.7 million for the six periods ended June 29, 2025.

Pre-opening expenses. In the six periods ended June 28, 2026, we incurred $4.3 million of pre-opening expenses primarily comprised of payroll, training and other costs for STK Downtown Phoenix, which opened in June 2026, and STK Chelsea, which opened in July 2026, preopen rent for restaurants that the Company has possession of, which included $1.6 million in non-cash rent, and pre-opening expenses for restaurants currently under development. Pre-opening expenses for the six periods ended June 29, 2025 were $3.3 million. Details of pre-opening expenses by category are provided in the table below for the six periods ended June 28, 2026 and June 28, 2025 (in thousands).

Six Periods Ended June 28, 2026	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$310	$—	$310
Restaurants	1,389	2,631	4,020
Total	$1,699	$2,631	$4,330

Six Periods Ended June 29, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$845	$—	$845
Restaurants	1,511	904	2,415
Total	$2,356	$904	$3,260
(1)	Cash rent paid was $1.0 million and $0.8 million for the six periods ended June 28, 2026 and the six periods ended June 29, 2025, respectively.

Transition and integration costs. In the six periods ended June 28, 2026, we incurred $0.7 million in transition and integration costs associated with the acquisition of Benihana and RA restaurants for expenses related to temporary rentals of heating, ventilation and air conditioning equipment while we complete repairs and replacement of equipment acquired with the Benihana and RA restaurants. In the six periods ended June 29, 2025, we incurred $7.7 million of transition and integration costs associated with the acquisition of the Benihana and RA restaurants. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and maintenance expenses that have since been eliminated.

Interest expense, net of interest income. Interest expense, net of interest income, was $19.4 million for the six periods ended June 28, 2026 compared to $20.1 million for the six periods ended June 29, 2025. The weighted average interest rate for the six periods ended June 28, 2026 was 10.2% compared to 10.9% for the six periods ended June 29, 2025.

(Benefit) provision for income taxes. The provision for income taxes for the six periods ended June 28, 2026 was $0.4 million, compared to $1.0 million for the six periods ended June 29, 2025. The effective income tax rate for the second quarter of 2026 was 41.1% compared to (11.3%) for the second quarter of 2025.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our Revolving Facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of June 28, 2026, we had cash and cash equivalents of $6.4 million. Our credit card receivables as of June 28, 2026 were $10.7 million, which are typically collected within four days. We had $347.7 million in long-term debt, which primarily consisted of borrowings under our Credit Agreement as of June 28, 2026. As of June 28, 2026, the availability on our Revolving Facility was $28.7 million, subject to certain conditions.

For the six periods ended June 28, 2026, capital expenditures were $23.0 million, of which $15.4 million related to the construction of new STK, Benihana and Kona Grill restaurants, $2.5 related to remodels or major projects at existing restaurants and $4.7 million related to existing restaurants. We expect to receive between $1.0 million to $1.6 million in landlord contributions in the next three months.

Capital expenditures by type for the six periods ended June 28, 2026 and June 29, 2025, respectively, are provided below (in thousands).

Six Periods Ended June 28, 2026	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$11,012	$3,477	$838	$38	$15,365
Remodels	320	2,057	86	—	2,463
Maintenance	1,459	2,379	906	—	4,744
Other	—	—	—	437	437
Total	$12,791	$7,913	$1,830	$475	$23,009
Tenant Improvement Allowance	3,179	1,420	—	—	4,599
Total Capital Expenditures, net of Tenant Improvement Allowance	$9,612	$6,493	$1,830	$475	$18,410

Six Periods Ended June 29, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$12,849	$4,729	$2,105	$218	$19,901
Maintenance	4,060	4,673	3,066	—	11,799
Other	—	—	—	448	448
Total	$16,909	$9,402	$5,171	$666	$32,148
Tenant Improvement Allowance	1,276	640	357	—	2,273
Total Capital Expenditures, net of Tenant Improvement Allowance	$15,633	$8,762	$4,814	$666	$29,875
(1)	Includes inventory of restaurant equipment for venues under development.

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

To help manage future cash requirements, we intend to prioritize capital-efficient growth in 2026, significantly reducing discretionary capital expenditures. New-restaurant Company-owned development will focus on locations requiring $1.5 million or less, net of tenant improvement allowance, to open. We plan to convert up to an additional nine Company-owned Grill restaurants to Benihana or STK formats. These conversions are expected to require approximately $1.0 million in capital investment and are anticipated to be accretive to EBITDA.

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

Cash Flows

The following table summarizes the statement of cash flows for the six periods ended June 28, 2026 and the six periods ended June 29, 2025 (in thousands):

	For the six periods ended June 28,	For the six periods ended June 29,
	2026	2025
Net cash provided by (used in):
Operating activities	$32,965	$11,333
Investing activities	(23,627)	(32,148)
Financing activities	(7,117)	(2,212)
Effect of exchange rate changes on cash	(26)	113
Net increase (decrease) in cash and cash equivalents	$2,195	$(22,914)

Operating Activities. Net cash provided by operating activities was $33.0 million for the six periods ended June 28, 2026, compared to $11.3 million for the six periods ended June 29, 2025. The increase was primarily attributable to increased net income and collections on credit card receivables, partially offset by the timing of payments of accrued expenses.

Investing Activities. Net cash used in investing activities for the six periods ended June 28, 2026, was $23.6 million, excluding tenant improvement allowances of $4.6 million, of which $15.4 million primarily related to the construction of new STK, Benihana and Kona Grill restaurants, $2.5 million related to remodels or major projects at existing restaurants and $4.7 million related to existing restaurants.

Net cash used in investing activities for the six periods ended June 29, 2025 was $32.1 million, of which $19.9 million consisted of capital expenditures primarily for the construction of three restaurants opened during the first half of 2025, as well as residual payments on the two restaurants that opened during the fourth quarter of 2024 and restaurants that were under development as of June 29, 2025, as well as capital expenditures for existing restaurants.

Financing Activities. Net cash used in financing activities for the six periods ended June 28, 2026 was $7.1 million, primarily comprised of $4.4 million of repayments under the Term Loan Facility and $2.0 million in the repayments net of borrowings on the Revolving Facility compared to net cash used in financing activities of $2.2 million for the six periods ended June 29, 2025.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 28, 2026 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of June 28, 2026.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ongoing or future armed conflict, heightened geopolitical tensions, or military hostilities involving Iran, including the full or partial closure of the Strait of Hormuz or restricted access to the Red Sea, damage to energy production, transport facilities or infrastructure, or retaliatory actions by regional or global powers, could materially and adversely affect global economic conditions and financial markets. Such developments could disrupt international trade, energy markets, fertilizer markets, currency stability and transportation routes, leading to increased volatility in commodity prices, supply chain disruptions, inflationary pressures and reduced consumer and business confidence.

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

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the second quarter ended June 28, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Dated: August 7, 2026

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Nicole Thaung
Nicole Thaung, Chief Financial Officer