Form 10-Q
period 2026-09-27
ONE Group Hospitality, Inc.
filed 2026-11-04
CIK 1399520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

Number of shares of common stock outstanding as of October 31, 2026:  31,944,424

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share information)

	September 27,	December 28,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,574	$4,168
Credit card receivable	10,139	19,480
Restricted cash and cash equivalents	499	499
Accounts receivable	11,201	15,389
Inventory	9,388	9,839
Other current assets	7,880	7,521
Total current assets	42,681	56,896

Property and equipment, net	281,510	278,195
Operating lease right-of-use assets	257,578	253,228
Goodwill	155,783	155,783
Intangibles, net	128,915	128,988
Other assets	8,371	8,852
Security deposits	2,259	2,254
Total assets	$877,097	$884,196

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,291	$36,633
Accrued payroll expenses	17,713	19,286
Accrued expenses	43,119	46,356
Current portion of operating lease liabilities	16,324	13,803
Deferred gift card revenue and other	5,320	6,819
Current portion of long-term debt	9,465	9,302
Other current liabilities	819	1,017
Total current liabilities	133,051	133,216

Long-term debt, net of current portion, unamortized discount and debt issuance costs	329,958	334,013
Operating lease liabilities, net of current portion	303,984	293,985
Other long-term liabilities	6,381	6,319
Deferred tax liabilities, net	5,187	5,187
Total liabilities	778,561	772,720

Commitments and contingencies (Note 16)

Series A preferred stock, $0.0001 par value, 160,000 shares authorized; 160,000 issued and outstanding at September 27, 2026 and December 28, 2025	220,894	191,303

Stockholders’ deficit:
Common stock, $0.0001 par value, 75,000,000 shares authorized; 35,205,282 issued and 31,939,118 outstanding at September 27, 2026 and 34,520,226 issued and 31,242,344 outstanding at December 28, 2025	3	3
Preferred stock, other than Series A preferred stock, $0.0001 par value, 9,840,000 shares authorized; no shares issued and outstanding at September 27, 2026 and December 28, 2025	—	—
Treasury stock, at cost, 3,402,881 shares at September 27, 2026 and December 28, 2025	(19,308)	(19,308)
Additional paid-in capital	12,954	39,712
Accumulated deficit	(108,242)	(93,216)
Accumulated other comprehensive loss	(3,057)	(3,029)
Total stockholders’ deficit	(117,650)	(75,838)
Noncontrolling interests	(4,708)	(3,989)
Total deficit	(122,358)	(79,827)
Total liabilities, Series A preferred stock and stockholders' deficit	$877,097	$884,196

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except income per share and related share information)

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	$174,288	$177,424	$580,864	$588,729
Management, license, franchise and incentive fee revenue	2,670	2,776	9,387	9,979
Total revenues	176,958	180,200	590,251	598,708
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	33,936	37,412	113,014	123,722
Owned restaurant operating expenses	117,283	119,901	372,636	378,169
Total owned operating expenses	151,219	157,313	485,650	501,891
General and administrative (including stock-based compensation of $1,006 and $3,277 for the three and nine periods ended September 27, 2026, respectively, and $1,246 and $4,348 for the three and nine periods ended September 28, 2025, respectively)	13,323	13,274	42,353	38,027
Depreciation and amortization	11,727	11,530	33,152	32,229
Loss on impairment of long-lived assets	—	3,386	—	3,386
Lease termination and restaurant closure expenses (income)	1,362	(278)	4,246	5,428
Pre-opening expenses	2,727	698	7,057	3,958
Transition and integration expenses	2,364	2,607	3,023	10,275
Transaction costs	—	13	26	143
Other expenses (income)	84	(470)	138	(147)
Total costs and expenses	182,806	188,073	575,645	595,190
Operating (loss) income	(5,848)	(7,873)	14,606	3,518
Other expenses, net:
Interest expense, net of interest income	10,021	10,483	29,390	30,600
Total other expenses, net	10,021	10,483	29,390	30,600
Loss before provision for income taxes	(15,869)	(18,356)	(14,784)	(27,082)
Provision for income taxes	515	59,141	961	60,125
Net loss	(16,384)	(77,497)	(15,745)	(87,207)
Less: net loss attributable to noncontrolling interest	(278)	(757)	(719)	(1,338)
Net loss attributable to The ONE Group Hospitality, Inc.	$(16,106)	$(76,740)	$(15,026)	$(85,869)
Series A Preferred Stock paid-in-kind dividend and accretion	(10,340)	(8,535)	(29,591)	(24,263)
Net loss available to common stockholders	$(26,446)	$(85,275)	$(44,617)	$(110,132)

Net loss per common share (as restated, see Note 10):
Basic	$(0.79)	$(2.59)	$(1.33)	$(3.35)
Diluted	$(0.79)	$(2.59)	$(1.33)	$(3.35)

Weighted average common shares outstanding (as restated, see Note 10):
Basic	33,647,994	32,872,423	33,438,816	32,887,768
Diluted	33,647,994	32,872,423	33,438,816	32,887,768

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited, in thousands)

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Net loss	$(16,384)	$(77,497)	$(15,745)	$(87,207)
Currency translation (loss) gain, net of tax	(1)	(14)	(28)	96
Comprehensive loss	(16,385)	(77,511)	(15,773)	(87,111)
Less: comprehensive loss attributable to noncontrolling interest	(278)	(757)	(719)	(1,338)
Comprehensive loss attributable to The ONE Group Hospitality, Inc.	(16,107)	(76,754)	(15,054)	(85,773)
Series A Preferred Stock paid-in-kind dividend and accretion	(10,340)	(8,535)	(29,591)	(24,263)
Comprehensive loss attributable to common stockholders	$(26,447)	$(85,289)	$(44,645)	$(110,036)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY AND

SERIES A PREFERRED STOCK

(Unaudited, in thousands, except share information)

								Accumulated
						Additional		other
	Series A Preferred Stock		Common stock		Treasury	paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Par value	stock	capital	deficit	loss	(deficit) equity	interests	Total
Balance at December 28, 2025	160,000	$191,303	31,242,344	$3	$(19,308)	$39,712	$(93,216)	$(3,029)	$(75,838)	$(3,989)	$(79,827)
Stock-based compensation	—	—	122,892	—	—	1,134	—	—	1,134	—	1,134
Issuance of vested restricted shares, net of tax withholding	—	—	141,125	—	—	(209)	—	—	(209)	—	(209)
Series A Preferred Stock paid-in kind dividend and accretion	—	9,395	—	—	—	(9,395)	—	—	(9,395)	—	(9,395)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income (loss)	—	—	—	—	—	—	3,202	—	3,202	(213)	2,989
Balance at March 29, 2026	160,000	$200,698	31,506,361	$3	$(19,308)	$31,242	$(90,014)	$(3,055)	$(81,132)	$(4,202)	$(85,334)
Stock-based compensation	—	—	108,829	—	—	1,137	—	—	1,137	—	1,137
Issuance of vested restricted shares, net of tax withholding	—	—	69,678	—	—	(100)	—	—	(100)	—	(100)
Series A Preferred Stock paid-in kind dividend and accretion	—	9,856	—	—	—	(9,856)	—	—	(9,856)	—	(9,856)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	—	—	(2,122)	—	(2,122)	(228)	(2,350)
Balance at June 28, 2026	160,000	$210,554	31,684,868	$3	$(19,308)	$22,423	$(92,136)	$(3,056)	$(92,074)	$(4,430)	$(96,504)
Stock-based compensation	—	—	136,717	—	—	1,006	—	—	1,006	—	1,006
Issuance of vested restricted shares, net of tax withholding	—	—	117,533	—	—	(135)	—	—	(135)	—	(135)
Series A Preferred Stock paid-in-kind dividend and accretion	—	10,340	—	—	—	(10,340)	—	—	(10,340)	—	(10,340)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—		—	(16,106)	—	(16,106)	(278)	(16,384)
Balance at September 27, 2026	160,000	$220,894	31,939,118	$3	$(19,308)	$12,954	$(108,242)	$(3,057)	$(117,650)	$(4,708)	$(122,358)

Balance at December 31, 2024	160,000	$158,085	31,037,843	$3	$(18,202)	$67,118	$—	$(3,028)	$45,891	$(2,645)	$43,246
Stock-based compensation	—	—	61,453	—	—	1,632	—	—	1,632	—	1,632
Issuance of vested restricted shares, net of tax withholding	—	—	54,557	—	—	(129)	—	—	(129)	—	(129)
Purchase of treasury stock	—	—	(110,595)		(307)	—	—	—	(307)	—	(307)
Series A Preferred Stock paid-in kind dividend and accretion	—	7,591	—	—	—	(6,616)	(975)	—	(7,591)	—	(7,591)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Net income (loss)	—	—	—	—	—	—	975	—	975	(353)	622
Balance at March 30, 2025	160,000	$165,676	31,043,258	$3	$(18,509)	$62,005	$—	$(3,041)	$40,458	$(2,998)	$37,460
Stock-based compensation	—	—	45,367	—	—	1,470	—	—	1,470	—	1,470
Issuance of vested restricted shares, net of tax withholding	—	—	65,848	—	—	(167)	—	—	(167)	—	(167)
Purchase of treasury stock	—	—	(202,883)	—	(598)	—	—	—	(598)	—	(598)
Series A Preferred Stock paid-in kind dividend and accretion	—	8,137	—	—	—	(8,137)	—	—	(8,137)	—	(8,137)
Gain on foreign currency translation, net	—	—	—	—	—	—	—	123	123	—	123
Net loss	—	—	—	—	—	—	(10,104)	—	(10,104)	(228)	(10,332)
Balance at June 29, 2025	160,000	$173,813	30,951,590	$3	$(19,107)	$55,171	$(10,104)	$(2,918)	$23,045	$(3,226)	$19,819
Stock-based compensation	—	—	73,899	—	—	1,246	—	—	1,246	—	1,246
Issuance of vested restricted shares, net of tax withholding	—	—	137,445	—	—	(273)	—	—	(273)	—	(273)
Purchase of treasury stock	—	—	(69,749)	—	(201)	—	—	—	(201)	—	(201)
Series A Preferred Stock paid-in kind dividend and accretion	—	8,535	—	—	—	(8,535)	—	—	(8,535)	—	(8,535)
Loss on foreign currency translation, net	—	—	—	—	—	—	—	(14)	(14)	—	(14)
Net loss	—	—	—	—	—	—	(76,740)	—	(76,740)	(757)	(77,497)
Balance at September 28, 2025	160,000	$182,348	31,093,185	$3	$(19,308)	$47,609	$(86,844)	$(2,932)	$(61,472)	$(3,983)	$(65,455)

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025
Operating activities:
Net loss	$(15,745)	$(87,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,152	32,229
Non-cash lease termination and restaurant closure expenses	982	3,383
Stock-based compensation	3,277	4,348
Amortization of debt issuance costs and debt original issuance discounts	2,700	2,670
Deferred taxes	—	59,728
Loss on impairment of long-lived assets	—	3,386
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	13,536	2,097
Inventory	477	2,730
Other current assets	(472)	(4,524)
Due from related parties	—	376
Security deposits	19	(164)
Other assets	(12)	(937)
Accounts payable	3,254	3,524
Accrued expenses	(6,122)	(3,645)
Operating lease liabilities and right-of-use assets	8,190	1,784
Other liabilities	(1,442)	(2,556)
Net cash provided by operating activities	41,794	17,222

Investing activities:
Purchase of property and equipment	(34,628)	(44,172)
Acquisition related payments, net of cash acquired	(618)	—
Net cash used in investing activities	(35,246)	(44,172)

Financing activities:
Borrowings of long-term debt	30,000	11,524
Repayments of long-term debt and financing lease liabilities	(36,671)	(5,027)
Tax-withholding obligation on stock-based compensation	(444)	(569)
Purchase of treasury stock	—	(1,106)
Net cash (used in) provided by financing activities	(7,115)	4,822
Effect of exchange rate changes on cash	(27)	100
Net change in cash and cash equivalents and restricted cash and cash equivalents	(594)	(22,028)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	4,667	28,075
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$4,073	$6,047
Supplemental disclosure of cash flow data:
Interest paid, net of capitalized interest	$26,692	$27,992
Income taxes paid, net of refunds	$1,020	$931
Accrued purchases of property and equipment	$10,935	$13,368
Non-cash borrowings of long-term debt for acquisition	$194	$—
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	$3,574	$5,548
Restricted cash and cash equivalents	499	499
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the statement of cash flows	$4,073	$6,047

See notes to the condensed consolidated financial statements.

THE ONE GROUP HOSPITALITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

Description of Business

The ONE Group Hospitality, Inc. and its subsidiaries (collectively, the “Company”) is an international restaurant company that develops, owns and operates, manages, franchises and licenses upscale and polished casual, high-energy restaurants. The Company’s primary restaurant brands are: STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere; Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails; Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in an upscale casual atmosphere; Benihana Express, a small footprint fast casual concept showcasing the best of Benihana without teppanyaki tables; and RA, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

As of September 27, 2026, the Company owned, operated, managed, franchised, or licensed 157 venues, including 32 STKs, 86 Benihanas, 21 Kona Grills and 12 RAs, inclusive of temporary closures, in major metropolitan cities in North America, Europe, Latin America and the Middle East and 6 food and beverage (“F&B”) venues in three hotels and casinos in the United States and Europe. For those restaurants and venues that are managed, licensed or franchised, the Company generates management fees and franchise fees based on top-line revenues and incentive fee revenue based on a percentage of the location’s revenues and profits.

On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. Beginning in 2025, the Company’s fiscal year will end on the last Sunday in December. The Company’s third quarter of 2026 was the 91-day period of June 29, 2026 through September 27, 2026 compared to the third quarter of 2025 which was the 91-day period of June 30, 2025 through September 28, 2025. The nine periods ended September 27, 2026 and the nine periods ended September 28, 2025 consisted of the first 273 and 271 days of the 2026 and 2025 fiscal years, respectively. The Company’s fiscal year ending December 27, 2026 will contain 364 days. The fiscal year ended December 28, 2025 contained 362 days due to the transition.

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

Prior Period Reclassifications

The Company reclassified $1.2 million and $4.3 million for the three and nine periods ended September 28, 2025, respectively, in stock-based compensation to general and administrative expenses within the prior period segment reporting footnote to conform to the current year presentation. Refer to Note 14 – Segment Reporting.

Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2025 for the Company’s significant accounting policies. The following represents changes in accounting policies during 2026:

Cash and cash equivalents. Cash and cash equivalents are defined as cash on hand and highly liquid instruments with original maturities of three months or less when purchased. The Company’s cash and cash equivalents consist of cash in banks and at the restaurants. Checks issued in excess of available bank balances using the single-account approach are classified as a book overdraft within accounts payable. A book overdraft of $0.5 million is presented within accounts payable on the condensed consolidated balance sheets as of September 27, 2026. There was no book overdraft as of December 28, 2025.

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

Note 2 – Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 27,	December 28,
	2026	2025
Furniture, fixtures and equipment	$92,364	$88,823
Leasehold improvements	282,733	266,224
Less: accumulated depreciation	(131,273)	(117,365)
Subtotal	243,824	237,682
Construction in progress	31,908	35,097
Restaurant smallwares	5,778	5,416
Total	$281,510	$278,195

Depreciation related to property and equipment was $11.6 million and $11.4 million for the three periods ended September 27, 2026 and September 28, 2025, respectively, and $32.6 million and $31.5 million for the nine periods ended September 27, 2026 and September 28, 2025, respectively, presented within depreciation and amortization expense in the condensed consolidated statement of operations. The Company does not depreciate construction in progress.

Note 3 – Intangibles, Net

Intangibles, net consists of the following (in thousands):

	September 27,	December 28,
	2026	2025
Indefinite-lived intangible assets
Tradenames	$130,200	$130,200
Finite-lived intangible assets
Franchise agreements	800	800
Other finite-lived intangible assets	342	335
Total finite-lived intangible assets	1,142	1,135
Less: accumulated amortization	(2,427)	(2,347)
Total intangibles, net	$128,915	$128,988

Intangible assets consist of the indefinite-lived “Benihana”, “Kona Grill” and “RA” trade names and other finite-lived intangible assets that are amortized using the straight-line method over their estimated useful life of 5 to 15 years. The amortization expense was less than $0.1 million and $0.1 million for the three and nine periods ended September 27, 2026, respectively, and nominal for the three and nine periods ended September 28, 2025. The Company’s estimated aggregate amortization expense for each of the five succeeding fiscal years is $0.1 million annually.

Note 4 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 27,	December 28,
	2026	2025
VAT, sales and property taxes	10,453	10,572
Interest	5,976	6,053
Amounts due to landlords	3,661	4,507
New restaurant construction	2,855	3,521
Insurance	3,997	4,130
Legal, professional and other services	1,472	2,196
Lease termination	662	462
Income taxes	440	449
Other (1)	13,603	14,466
Total	$43,119	$46,356
(1)	Amount primarily relates to recurring restaurant operating expenses.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 27,	December 28,
	2026	2025
Term loan agreements	$337,750	$344,313
Revolving credit facility	7,500	7,000
Equipment security notes	2,487	2,856
Promissory notes	148	—
Total long-term debt	347,885	354,169
Less: current portion of long-term debt	(9,465)	(9,302)
Less: debt issuance costs	(322)	(414)
Less: debt original issuance discount	(8,140)	(10,440)
Total long-term debt, net of current portion	$329,958	$334,013

Interest expense, net for the Company’s debt arrangements, excluding the amortization of debt issuance costs, debt original issuance discount and fees, was $9.1 million and $9.5 million for the three periods ended September 27, 2026 and September 28, 2025, respectively, and $26.6 million and $27.8 million for the nine periods ended September 27, 2026 and September 28, 2025, respectively. Capitalized interest was $0.1 million and $0.8 million for the three and nine periods ended September 27, 2026, respectively. Capitalized interest was $0.2 million and $1.1 million for the three and nine periods ended September 28, 2025, respectively.

As of September 27, 2026, the Company had $6.3 million in standby letters of credit outstanding for certain restaurants and $26.2 million available in its revolving credit facility, subject to certain conditions.

Credit and Guarantee Agreement

On May 1, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., HPS Investment Partners, LLC and HG Vora Capital Management, LLC (collectively, the “Lenders”). The Credit Agreement provides a $350.0 million senior secured term loan facility (the “Term Loan Facility”) and a $40.0 million senior secured revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “Facilities”), which allows up to $10.0 million of which will be available in the form of letters of credit. As of September 27, 2026, the Company had borrowings of $7.5 million on the Revolving Facility.

The Term Loan Facility is not subject to a financial covenant and the Revolving Facility’s financial covenant will apply only after 35% of the Revolving Facility’s capacity has been drawn. As of September 27, 2026, the Company was not subject to a financial covenant.

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

The Company’s weighted average interest rate on the borrowings under the Credit Agreement as of September 27, 2026 was 10.3%.

As of September 27, 2026, the Company had $0.3 million of debt issuance costs and $8.1 million of debt original issuance discount related to the Credit Agreement, which were capitalized and are recorded as a direct deduction to long-term debt and less than $0.1 million in debt issuance costs and $0.8 million of debt original issuance discount recorded in Other Assets on the condensed consolidated balance sheets.

Equipment Security Notes

Between July 10, 2025 and September 23, 2025, the Company entered into three Equipment Security Notes with Banc of America Leasing & Capital, LLC in an aggregate amount of $3.0 million to purchase restaurant equipment (the “Equipment Security Notes”). The Equipment Security Notes bear interest at rates ranging from 7.09% to 7.19% per annum, and are each payable in 60 equal monthly installments, inclusive of interest. Each of the Equipment Security Notes is secured by the equipment purchased with the proceeds of such note. As of September 27, 2026, the amount outstanding under the Equipment Security Notes was approximately $2.5 million.

Promissory Note

On February 23, 2026, the Company entered into a Promissory Note with Nankai-ya Inc. in the amount of $0.2 million to finance the purchase of a franchised Benihana restaurant (the “Promissory Note”). The Promissory Note bears interest at a rate of 8.0% per annum, and is payable in 24 equal monthly installments, inclusive of interest. As of September 27, 2026, the amount outstanding under the Promissory Note was approximately $0.1 million.

Note 6 – Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses are carried at cost, which approximates fair value. Long-lived assets are measured and disclosed at fair value on a nonrecurring basis if an impairment is identified. During the three and nine periods ended September 28, 2025, the Company completed an impairment analysis on assets related to restaurants that have upcoming lease expirations using a discounted cash flow model. As a result, the Company recorded non-cash impairment charges of $3.4 million on property and equipment, net and operating lease right-of-use-assets using Level 3 inputs. No such charge was recorded during 2026.

The Company’s long-term debt, which is valued using Level 2 inputs, approximates fair value as such debt bears interest at variable rates which approximates market rates.

Note 7 – Income Taxes

For the nine periods ended September 27, 2026, the Company has elected to compute its interim tax provision using the actual year-to-date effective tax rate method rather than the estimated annual effective tax rate method as small changes in projected income may produce large variations in the Company’s estimated annual effective tax rate. The Company’s effective tax rate for the nine periods ended September 28, 2025 was computed using the annual effective tax rate method. The Company recorded an income tax expense of $1.0 million for the nine periods ended September 27, 2026 compared to a tax expense of $60.1 million as a result of a full valuation allowance for the nine periods ended September 28, 2025.

The Company’s actual year-to-date effective income tax rate was (6.5)% for the nine periods ended September 27, 2026 compared to (222.0)% for the nine periods ended September 28, 2025. The Company’s effective tax rate differs from the statutory U.S. tax rate of 21% primarily due to the following: (i) tax credits for FICA taxes on certain employees’ tips; (ii) taxes owed in foreign jurisdictions with tax rates that differ from the U.S. statutory rate; (iii) taxes owed in state and local jurisdictions; (iv) the effect of non-deductible compensation; and (v) the valuation allowance on deferred tax assets.

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

Note 8 – Revenue Recognition

The following table provides information about contract liabilities, which include deferred license revenue, deferred gift card revenue, advanced party deposits and the Friends with Benefits rewards program (in thousands):

	September 27,	December 28,
	2026	2025
Deferred license revenue (1)	$137	$116
Deferred gift card and gift certificate revenue (2)	$3,890	$6,074
Advanced party deposits (2)	$1,430	$745
Friends with Benefits rewards program (3)	$943	$450
(1)	Includes the current and long-term portion of deferred license revenue which are included in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.
(2)	Deferred gift card revenue and advance party deposits on goods and services yet to be provided are included in deferred gift card revenue and other on the condensed consolidated balance sheets.
(3)	Friends with Benefits rewards program is included in accrued expenses on the condensed consolidated balance sheets.

Revenue recognized during the period from contract liabilities as of the preceding fiscal year end date is as follows (in thousands):

	September 27,	September 28,
	2026	2025
Revenue recognized from deferred license revenue	$19	$34
Revenue recognized from deferred gift card revenue	$3,557	$3,711
Revenue recognized from advanced party deposits	$686	$508

The estimated deferred license revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 27, 2026 were as follows for each year ending (in thousands):

2026, three periods remaining	$36
2027	22
2028	22
2029	16
2030	4
Thereafter	37
Total future estimated deferred license revenue	$137

Note 9 – Leases

The components of lease expense for the nine periods ended September 27, 2026 and the nine periods ended September 28, 2025 are as follows (in thousands):

	September 27,	September 28,
	2026	2025
Lease cost
Operating lease cost	$35,111	$34,756
Finance lease cost
Amortization of ROU assets	152	155
Interest on lease liabilities	48	65
Total finance lease cost	200	220
Variable lease cost (1)	17,032	14,620
Short-term lease cost	2,862	3,073
Total lease cost	$55,205	$52,669

Weighted average remaining lease term
Operating leases	12 years	13 years
Finance leases	2 years	3 years
Weighted average discount rate
Operating leases	10.47%	10.40%
Finance leases	11.14%	11.14%
(1)	Variable lease cost is comprised of percentage rent and common area maintenance.

The components of finance lease assets and liabilities on the condensed consolidated balance sheet were as follows (in thousands):

	September 27,	December 28,
	2026	2025
Finance lease right-of-use assets (1)	$430	$573
Current portion of finance lease liabilities (1)	209	191
Long-term portion of finance lease liabilities (1)	278	457
(1)	Finance lease assets and liabilities are included in other assets, other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet.

Supplemental cash flow information related to leases for the period was as follows (in thousands):

	September 27,	September 28,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,341	$31,309
Operating cash flows from finance leases	$152	$155
Financing cash flows from finance leases	$172	$252
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,456	$4,608

The Company has entered into eight operating leases for future restaurants that have not commenced as of September 27, 2026. The present value of the aggregate future commitment related to these leases, net of tenant improvement allowances received from the landlord, is estimated to be $7.3 million. The Company expects these leases, which have initial lease terms of 10 to 15 years, to commence within the next twelve months.

As of September 27, 2026, maturities of the Company’s operating lease liabilities are as follows (in thousands):

2026, three periods remaining	$10,157
2027	45,643
2028	50,956
2029	49,968
2030	49,702
Thereafter	390,225
Total lease payments	596,651
Less: imputed interest	(276,343)
Present value of operating lease liabilities	$320,308

As of September 27, 2026, maturities of the Company’s finance lease liabilities are as follows (in thousands):

2026, three periods remaining	$66
2027	253
2028	231
Total lease payments	550
Less: imputed interest	(63)
Present value of finance lease liabilities	$487

Note 10 – Loss Per Share

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

	For the three periods ended September 27,	For the three periods ended September 28, 2025	For the nine periods ended September 27,	For the nine periods ended September 28, 2025
	2026	(as restated)	2026	(as restated)
Net loss attributable to The ONE Group Hospitality, Inc.	$(16,106)	$(76,740)	$(15,026)	$(85,869)
Series A Preferred Stock paid-in-kind dividend and accretion	(10,340)	(8,535)	(29,591)	(24,263)
Net loss available to common stockholders	(26,446)	(85,275)	(44,617)	(110,132)

Basic weighted average shares outstanding	33,647,994	32,872,423	33,438,816	32,887,768
Dilutive effect of stock options, warrants and restricted share units	—	—	—	—
Diluted weighted average shares outstanding	33,647,994	32,872,423	33,438,816	32,887,768

Basic net loss per common share	$(0.79)	$(2.59)	$(1.33)	$(3.35)
Diluted net loss per common share	$(0.79)	$(2.59)	$(1.33)	$(3.35)

For the three periods ended September 27, 2026 and September 28, 2025, 1.8 million and 1.7 million, respectively, of stock options, warrants and restricted share units were determined to be anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. For the nine periods ended September 27, 2026 and September 28, 2025, respectively, 1.8 million and 1.6 million of stock options, warrants and restricted share units were anti-dilutive.

Subsequent to the issuance of the September 28, 2025 condensed consolidated financial statements, management identified an error in the loss per share calculation due to the Company incorrectly excluding 1.9 million of penny warrants from basic weighted average common shares outstanding. The above table has been restated to include the penny warrants in the weighted average common shares outstanding for the three and nine periods ended September 28, 2025. The 1.9 million of penny warrants were also removed from the previously reported anti-dilutive share totals for the three and nine periods ended September 28, 2025. The loss per share has been restated in the above table from $2.75 and $3.55 per share previously reported for the three periods and nine periods ended September 28, 2025, respectively. Amounts for basic and diluted loss per share and weighted average common shares have also been restated in the Condensed Consolidated Statements of Operations. Management considered both quantitative and qualitative factors and determined that the impact of the error is immaterial to prior periods.

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

The Company records the paid-in-kind dividend and accretion of the Series A Preferred Stock using the effective interest method based on a future redemption value of $247.4 million payable in 2027, the earliest date at which the Company can redeem the Series A Preferred Stock. During the three and nine periods ended September 27, 2026, the Company recorded paid-in-kind dividends and accretion of the Series A Preferred Stock of $10.3 million and $29.6 million, respectively.

Redemption Rights

On and after May 1, 2029, holders of the Series A Preferred Stock have the right, but are not required, to redeem all or any part of the Series A Preferred Stock for an amount equal to the liquidation preference after the fifth anniversary, upon an acceleration of material indebtedness or upon a change-of-control. However, at any time between the third and fourth anniversary of the issuance date, the Company may repurchase all or some of the preferred stock for 102.5% of the liquidation preference. At any time after the fourth anniversary, the Company may repurchase all or some of the preferred stock for 100% of the liquidation preference.

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

Note 12 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 9,840,000 shares of preferred stock, excluding the Series A Preferred Stock, with a par value of $0.0001 per share. There were no shares of preferred stock that were issued or outstanding at September 27, 2026 or December 28, 2025, other than the Series A Preferred Stock discussed above.

Common Stock

The Company is authorized by its amended and restated certificate of incorporation to issue up to 75.0 million shares of common stock, par value $0.0001 per share. As of September 27, 2026 and December 28, 2025, there were 31.9 million and 31.2 million shares of common stock outstanding, respectively.

Stock Purchase Program

The Company’s Board of Directors authorized a repurchase program of up to $15.0 million of outstanding common stock that was completed in December 2023. In March 2024, the Company’s Board of Directors authorized an additional $5.0 million of repurchases under this program. During the three and nine periods ended September 28, 2025, the Company repurchased 0.1 million and 0.4 million shares, respectively, for an aggregate consideration of $0.2 million and $1.1 million, respectively. There were no stock repurchases in the three and nine periods ended September 27, 2026. As of September 27, 2026, the Company had purchased 3.4 million shares for $19.3 million under the repurchase program. On November 3, 2026, the Company’s Board of Directors authorized an additional $5.0 million to this program.

Warrants

In connection with the acquisition of Benihana and RA restaurants, on May 1, 2024, the Company issued both market and penny warrants to the following holders of the Series A Preferred Stock. The holders of the penny warrants are entitled to receive any dividends issued to common stockholders. The Company has the following warrants to purchase shares of common stock outstanding as of September 27, 2026 and December 28, 2025.

			Warrants	Exercise	Shares available for purchase
Issuance date	Holder of warrants	Expiration date	Issued	Price	September 27, 2026	December 28, 2025
May 1, 2024	HPC III Kaizen LP	May 1, 2029	1,000,000	$10.00	1,000,000	1,000,000
May 1, 2024	HPS and affiliates	May 1, 2029	66,667	$10.00	66,667	66,667
May 1, 2024	HPC III Kaizen LP	May 1, 2034	1,786,582	$0.01	1,786,582	1,786,582
May 1, 2024	HPS and affiliates	May 1, 2034	119,105	$0.01	119,105	119,105

Note 13 – Stock-Based Compensation

Stock-Based Compensation

As of September 27, 2026, the Company had 3,006,224 shares available for issuance under the Company’s 2019 Equity Incentive Plan (the “2019 Equity Plan”).

Stock-based compensation cost for the three periods ended September 27, 2026 and September 28, 2025 was $1.0 million and $1.2 million, respectively and for the nine periods ended September 27, 2026 and September 28, 2025 was $3.3 million and $4.3 million, respectively. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations. Included in stock-based compensation cost is $0.2 million and $0.7 million of cost related to unrestricted stock granted to directors for the three and nine periods ended September 27, 2026 and $0.2 million and $0.6 million for the three and nine periods ending September 28, 2025, respectively. Such grants were awarded consistent with the Board of Director’s compensation practices. Stock-based compensation for the three and nine periods ended September 27, 2026, included $0.2 million and $0.7 million, respectively, of compensation costs for performance stock units that contain both a market condition and time element (“PSUs”), compared to $0.2 million and $0.7 million for the three and nine periods ended September 28, 2025, respectively.

Stock Option Activity

Stock options in the table below include time-based awards. Changes in stock options during the nine periods ended September 27, 2026 were as follows:

			Weighted
		Weighted	average	Intrinsic
		average exercise	remaining	value
	Shares	price	contractual life	(thousands)
Outstanding at December 28, 2025	803,156	$2.99	3.53 years	$114
Granted	—	—
Exercised	—	—
Cancelled, expired or forfeited	(65,942)	2.73
Outstanding at September 27, 2026	737,214	$3.02	3.08 years	$66
Exercisable at September 27, 2026	737,214	$3.02	3.08 years	$66

As of September 27, 2026 and December 28, 2025, there were no unvested stock options.

Restricted Stock Unit Activity

The Company issues restricted stock units (“RSUs”) under the 2019 Equity Plan. RSUs in the table below include time-based awards. The fair value of time-based RSUs is determined based upon the closing market value of the Company’s common stock on the grant date.

A summary of the status of RSUs and changes during the nine periods ended September 27, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested RSUs at December 28, 2025	1,227,938	$3.90
Granted	1,183,692	1.92
Vested	(529,790)	4.04
Cancelled, expired or forfeited	(111,991)	2.78
Non-vested RSUs at September 27, 2026	1,769,849	$2.54

As of September 27, 2026, the Company had approximately $3.3 million of unrecognized compensation costs related to RSUs, which will be recognized over a weighted average period of 1.9 years.

The fair value of RSUs vested during the three and nine periods ended September 27, 2026, was $0.6 million and $2.1 million, respectively.

Performance Stock Unit Activity

The Company issues PSUs under the 2019 Equity Plan. PSUs in the table below include both a market condition and time element. The PSUs may be earned based on achieving common stock price targets within a time period, and if earned, will vest and be settled based on a time element specified in the respective agreement.

A summary of the status of PSUs and changes during the nine periods ended September 27, 2026 is presented below:

		Weighted average
	Shares	grant date fair value
Non-vested PSUs at December 28, 2025	558,488	$5.10
Granted	208,558	2.75
Vested	(33,167)	2.49
Cancelled, expired or forfeited	(375,000)	5.89
Non-vested PSUs at September 27, 2026	358,879	$3.15

As of September 27, 2026, the Company had $0.4 million of unrecognized compensation costs related to PSUs, which will be recognized over a weighted average period of 1.9 years.

Note 14 – Segment Reporting

The Company has identified its reportable operating segments as follows:

●	STK. The STK segment consists of the results of operations from STK restaurants and ONE Hospitality restaurant locations, as well as management, license and incentive fee revenue generated from the STK brand and ONE Hospitality restaurants.
●	Benihana. The Benihana segment consists of the results of operations from Benihana restaurant and Benihana Express restaurant locations, as well as franchise revenue from the Benihana and Benihana Express brands.
●	Grill Concepts. The Grill Concepts segment consists of the results of operations of Kona Grill and RA restaurant locations.

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

Certain financial information relating to the three and nine periods ended September 27, 2026 and the three and nine periods ended September 28, 2025 for each segment is provided below (in thousands).

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended September 27, 2026
Owned restaurant net revenue	$47,004	$102,081	$24,981	$222	$174,288
Owned restaurant cost of sales	(11,188)	(17,448)	(5,292)	(8)	(33,936)
Owned restaurant operating expenses	(29,593)	(68,531)	(19,139)	(20)	(117,283)
Restaurant operating profit	6,223	16,102	550	194	23,069
Management, license, franchise and incentive fee revenue	2,167	380	—	123	2,670
General and administrative (including stock-based compensation of $1,006)					(13,323)
Depreciation and amortization					(11,727)
Lease termination and restaurant closure expenses (income)					(1,362)
Pre-opening expenses					(2,727)
Transition and integration expenses					(2,364)
Transaction costs					—
Other expenses (income)					(84)
Interest expense, net of interest income					(10,021)
Loss before provision for income taxes					(15,869)

Reconciliation of total revenues
Owned restaurant net revenue					174,288
Management, license, franchise and incentive fee revenue					2,670
Total revenues					$176,958
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the three periods ended September 28, 2025
Owned restaurant net revenue	$45,832	$99,994	$31,383	$215	$177,424
Owned restaurant cost of sales	(11,131)	(19,318)	(6,961)	(2)	(37,412)
Owned restaurant operating expenses	(28,822)	(66,748)	(24,303)	(28)	(119,901)
Restaurant operating profit	5,879	13,928	119	185	20,111
Management, license, franchise and incentive fee revenue	2,234	467	—	75	2,776
General and administrative (including stock-based compensation of $1,246)					(13,274)
Depreciation and amortization					(11,530)
Loss on impairment of long-lived assets					(3,386)
Lease termination and restaurant closure expenses (income)					278
Pre-opening expenses					(698)
Transition and integration expenses					(2,607)
Transaction costs					(13)
Other expenses (income)					470
Interest expense, net of interest income					(10,483)
Loss before provision for income taxes					(18,356)

Reconciliation of total revenues
Owned restaurant net revenue					177,424
Management, license, franchise and incentive fee revenue					2,776
Total revenues					$180,200
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the nine periods ended September 27, 2026
Owned restaurant net revenue	$161,198	$337,971	$81,101	$594	$580,864
Owned restaurant cost of sales	(37,183)	(58,639)	(17,159)	(33)	(113,014)
Owned restaurant operating expenses	(95,572)	(215,969)	(60,765)	(330)	(372,636)
Restaurant operating profit	28,443	63,363	3,177	231	95,214
Management, license, franchise and incentive fee revenue	7,782	1,276	—	329	9,387
General and administrative (including stock-based compensation of $3,277)					(42,353)
Depreciation and amortization					(33,152)
Lease termination and restaurant closure expenses					(4,246)
Pre-opening expenses					(7,057)
Transition and integration expenses					(3,023)
Transaction costs					(26)
Other expenses (income)					(138)
Interest expense, net of interest income					(29,390)
Loss before provision for income taxes					(14,784)

Reconciliation of total revenues
Owned restaurant net revenue					580,864
Management, license, franchise and incentive fee revenue					9,387
Total revenues					$590,251
(1)	Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

	STK	Benihana	Grill Concepts	Other(1)	Total
For the nine periods ended September 28, 2025
Owned restaurant net revenue	$152,017	$330,735	$105,489	$488	$588,729
Owned restaurant cost of sales	(36,577)	(64,246)	(22,892)	(7)	(123,722)
Owned restaurant operating expenses	(91,169)	(208,903)	(77,859)	(238)	(378,169)
Restaurant operating profit	24,271	57,586	4,738	243	86,838
Management, license, franchise and incentive fee revenue	8,271	1,489	—	219	9,979
General and administrative (including stock-based compensation of $4,348)					(38,027)
Depreciation and amortization					(32,229)
Loss on impairment of long-lived assets					(3,386)
Lease termination and restaurant closure expenses					(5,428)
Pre-opening expenses					(3,958)
Transition and integration expenses					(10,275)
Transaction costs					(143)
Other expenses (income)					147
Interest expense, net of interest income					(30,600)
Loss before provision for income taxes					(27,082)

Reconciliation of total revenues
Owned restaurant net revenue					588,729
Management, license, franchise and incentive fee revenue					9,979
Total revenues					$598,708

(1) Other, which is not a reportable operating segment, includes sales and expenses that relate to STK Meat Market, an e-commerce platform that offers signature steak cuts nationwide; sales and expenses that relate to the Company’s major off-site events group, which supports all brands and venue concepts; and revenue generated from gift card programs.

Note 15 – Geographic Information

Certain financial information by geographic location is provided below (in thousands).

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Domestic revenues	$176,187	$179,471	$587,993	$596,470
International revenues	771	729	2,258	2,238
Total revenues	$176,958	$180,200	$590,251	$598,708

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

Business Summary

We are an international restaurant company that develops, owns and operates, manages, licenses and franchises upscale and polished casual, high-energy restaurants. Our vision is to be the undisputed global leader in VIBE dining by executing upon our mission of creating great guest memories by operating the best restaurant in every market by delivering exceptional and unforgettable experiences to every guest, every time. We design all our restaurants, lounges and F&B services to create a social dining and high-energy entertainment experience within a destination location. We believe that this design and philosophy separates us from more traditional restaurant and foodservice competitors.

Our primary restaurant brands are as follows:

●	STK, a modern twist on the American steakhouse concept featuring premium steaks, seafood and specialty cocktails in an energetic upscale atmosphere;
●	Benihana, an interactive dining destination with highly skilled chefs preparing food in front of guests and served in an energetic atmosphere alongside fresh sushi and innovative cocktails;
●	Kona Grill, a polished casual bar-centric grill concept featuring American favorites, award-winning sushi, and specialty cocktails in an upscale casual atmosphere;
●	Benihana Express, a small footprint fast casual concept showcasing the best of Benihana without teppanyaki tables; and
●	RA, a Japanese cuisine concept that offers a fun-filled, bar-forward, upbeat, and vibrant dining atmosphere anchored by creative sushi, inventive drinks, and outstanding service.

We opened our first restaurant in January 2004 in New York, New York. We currently own, operate, manage, license or franchise 155 venues including 31 STKs, 86 Benihanas (including four at sports arenas and two Benihana Express), 20 Kona Grills and 12 RAs in major cities in North

America, Europe, Latin America and the Middle East and 6 F&B venues operated under ONE Hospitality in three hotels and casinos throughout the United States and Europe.

As our footprint increases, we expect to benefit by leveraging system-wide operating efficiencies and best practices through the management of our general and administrative expenses as a percentage of overall revenue.

We intend to open six to eight new venues in 2026. We have opened the following restaurants to date in 2026:

●	Owned STK restaurant in Phoenix, Arizona (June 2026)
●	Owned STK restaurant in New York (Chelsea), New York (July 2026)
●	Owned STK restaurant in Baltimore, Maryland (September 2026)
●	Owned Benihana Express restaurant in Denver, Colorado (November 2026)

In addition, as part of our Grill Concepts optimization plan, we completed the following conversions to date in 2026:

●	Owned Benihana restaurant in Riverton, Utah (July 2026 – conversion of a former Kona Grill restaurant)
●	Owned Kona Grill Bistro in Baltimore, Maryland (September 2026 – conversion of a former Kona Grill restaurant to a smaller footprint)

We intend to convert up to seven additional Grill Concepts venues into either a Benihana or STK restaurant. These venues are temporarily closed.

We currently have the following restaurants under construction or in development:

●	Owned Benihana restaurant in Tigard, Oregon (conversion of a temporarily closed Kona Grill restaurant)
●	Owned STK restaurant in New York (Union Square), New York
●	Owned Kona Grill restaurant in Highlands Ranch, Colorado
●	Owned Benihana Express restaurant at the Topanga Mall in Canoga Park, California

In addition, the following asset-light restaurants are in development:

●	Franchised Benihana in the Florida Keys
●	Licensed Benihana Express in the Florida Keys

During the first quarter of 2026, we relocated an owned Kona Grill restaurant in San Antonio, Texas and converted a franchised Benihana restaurant to a Company-owned Benihana restaurant. During the second quarter of 2026, we converted a franchised Benihana Express to a Company-owned Benihana Express restaurant.

The table below reflects our current venues by restaurant brand and geographic location:

	Venues
	STK	Benihana	Grill Concepts(1)	ONE Hospitality(2)	Total
Domestic
Owned	23	73	32	1	129
Sports Arenas(3)	—	4	—	—	4
Managed	1	—	—	1	2
Licensed	1	—	—	—	1
Franchised	—	5	—	—	5
Total domestic	25	82	32	2	141
International
Owned	—	—	—	—	—
Sports Arenas(3)	—	—	—	—	—
Managed	3	—	—	4	7
Licensed	3	—	—	—	3
Franchised	—	4	—	—	4
Total international	6	4	—	4	14
Total venues	31	86	32	6	155
(1)	Includes seven temporarily closed venues.
(2)	Includes concepts under the Company’s F&B hospitality management agreements and other venue brands such as Salt Water Social, Heliot, Radio and Rivershore Bar & Grill.
(3)	Restaurants located within a sports arena that are included with the Company’s owned restaurant net revenues, owned restaurant cost of sales and owned restaurant operating expenses that do not require a capital investment.

In 2025, we completed a comprehensive review of our Grill Concepts portfolio and made the strategic decision to close or convert several locations. As part of this initiative, we permanently closed one RA restaurant in January 2026 and temporarily closed three Kona Grill restaurants and two RA restaurants that will be converted into a Benihana or STK restaurant. During the fourth quarter of 2026, we permanently closed two Kona Grill restaurants due to lease expiration and temporarily closed three Kona Grill restaurants and one RA restaurant that will be converted into a Benihana or STK restaurant.

During the second quarter of 2026, we terminated an agreement for a franchised Benihana Express restaurant. During the third quarter of 2026, we closed an owned STK and STK Rooftop restaurant in New York, New York due to lease expiration and a licensed STK restaurant in Dubai. During the fourth quarter of 2026, we terminated one management agreement in the United Kingdom and closed a licensed STK Rooftop restaurant in San Diego, California due to contract expiration.

Our Growth Strategies and Outlook

Our growth model is primarily driven by the following:

●	Expansion of STK and Benihana restaurants by opening primarily franchised and licensed locations and conversion of Grill Concepts restaurants
●	Expansion of Benihana Express restaurants through both Company-owned and licensed locations
●	From time to time, opening of Company owned restaurants that are under lease
●	Increase same store sales
●	Increase operating efficiency
●	Opportunistic acquisitions

Executive Summary

Three Periods Ended September 27, 2026 Compared to the Three Periods Ended September 28, 2025

Total revenues were $177.0 million for the three periods ended September 27, 2026, a decrease of $3.2 million, or 1.8% compared to $180.2 million for the three periods ended September 28, 2025. The change in revenue is attributable to the closures of certain restaurants pursuant to the Grill Concepts portfolio optimization discussed above, offset by revenue from new restaurants opened since the third quarter of 2025.

Same store sales for 2026 compared to 2025 and 2025 compared to 2024 were as follows:

	2025 vs. 2024					2026 vs. 2025
	Q1	Q2	Q3	Q4	YTD	Q1	Q2	Q3	YTD
US STK Owned Restaurants	(2.3)%	(4.9)%	(6.2)%	(0.7)%	(3.4)%	(0.1)%	2.5%	(1.2)%	0.4%
US STK Managed Restaurants	(12.7)%	(9.5)%	(4.7)%	4.2%	(4.6)%	8.1%	6.4%	0.3%	5.1%
US STK Total Restaurants	(3.6)%	(6.0)%	(5.8)%	0.3%	(3.7)%	1.4%	3.2%	(0.9)%	1.3%
Benihana Owned Restaurants	0.7%	0.4%	(4.0)%	(0.4)%	(0.8)%	—%	0.8%	0.7%	0.5%
Grill Concepts Owned Restaurants	(13.7)%	(14.6)%	(11.8)%	(9.4)%	(12.5)%	(5.3)%	(2.9)%	(4.0)%	(4.1)%
Combined Same Store Sales	(3.2)%	(4.1)%	(5.9)%	(1.8)%	(3.7)%	(0.3)%	0.9%	(0.4)%	0.1%

Operating loss improved $2.0 million to $5.8 million for the three periods ended September 27, 2026 compared to $7.9 million for the three periods ended September 28, 2025 primarily due to improved restaurant operating profit partly offset by pre-opening expenses from the opening of three venues during the third quarter of 2026.

Restaurant operating profit improved $3.0 million, or 14.7%, to $23.1 million for the three periods ended September 27, 2026, compared to $20.1 million for the three periods ended September 28, 2025. Restaurant operating profit as a percentage of owned restaurant net revenue was 13.2% in the third quarter of 2026 compared to 11.3% in the third quarter of 2025, primarily attributable to lower cost of sales due to beef strategy, supply chain initiatives and menu optimization. See “Results of Operations” below for a reconciliation of Restaurant operating profit to Operating (loss) income, the most directly comparable GAAP measure.

Net loss attributable to The ONE Group Hospitality, Inc. was $16.1 million for the three periods ended September 27, 2026, compared to a net loss of $76.7 million for the three periods ended September 28, 2025, primarily due to improved restaurant operating profit. In addition, we recorded a full valuation allowance in the three periods ended September 28, 2025.

Nine Periods Ended September 27, 2026 Compared to the Nine Periods Ended September 28, 2025

Total revenues decreased $8.5 million, or 1.4%, to $590.3 million for the nine periods ended September 27, 2026 compared to $598.8 million for the nine periods ended September 28, 2025. The change in revenue is attributable to the closures of certain restaurants pursuant to the Grill Concepts portfolio optimization discussed above, offset by revenue from new restaurants opened since the third quarter of 2025.

Operating income increased $11.1 million to $14.6 million for the nine periods ended September 27, 2026 compared to $3.5 million for the nine periods ended September 28, 2025 primarily due to improved restaurant operating profit and the reduction in transition and integration costs related to the acquisition of Benihana and RA restaurants.

Restaurant operating profit increased $8.4 million or 9.6% to $95.2 million for the nine periods ended September 27, 2026, compared to $86.8 million for the nine periods ended September 28, 2025, primarily attributable to lower cost of sales due to beef strategy, menu optimization and supply chain initiatives. Restaurant operating profit as a percentage of owned restaurant net revenue was 16.4% for the nine periods ended September 27, 2026, compared to 14.8% for the nine periods ended September 28, 2025. See “Results of Operations” below for reconciliation of Restaurant operating profit to Operating income, the most directly comparable GAAP measure.

Net loss attributable to The ONE Group Hospitality, Inc. was $15.0 million for the nine periods ended September 27, 2026, compared to a net loss of $85.9 million for the nine periods ended September 28, 2025, primarily due to improved restaurant operating profit coupled with the decrease in transition and integration costs related to the acquisition of the Benihana and RA restaurants partly offset by higher general and administrative expenses. In addition, we recorded a full valuation allowance in the nine periods ended September 28, 2025.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated (in thousands):

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	$174,288	$177,424	$580,864	$588,729
Management, license, franchise and incentive fee revenue	2,670	2,776	9,387	9,979
Total revenues	176,958	180,200	590,251	598,708
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales	33,936	37,412	113,014	123,722
Owned restaurant operating expenses	117,283	119,901	372,636	378,169
Total owned operating expenses	151,219	157,313	485,650	501,891
General and administrative (including stock-based compensation of $1,006 and $3,277 for the three and nine periods ended September 27, 2026, respectively, and $1,246 and $4,348 for the three and nine periods ended September 28, 2025, respectively)	13,323	13,274	42,353	38,027
Depreciation and amortization	11,727	11,530	33,152	32,229
Loss on impairment of long-lived assets	—	3,386	—	3,386
Lease termination and restaurant closure expenses (income)	1,362	(278)	4,246	5,428
Pre-opening expenses	2,727	698	7,057	3,958
Transition and integration expenses	2,364	2,607	3,023	10,275
Transaction costs	—	13	26	143
Other expenses (income)	84	(470)	138	(147)
Total costs and expenses	182,806	188,073	575,645	595,190
Operating (loss) income	(5,848)	(7,873)	14,606	3,518
Other expenses, net:
Interest expense, net of interest income	10,021	10,483	29,390	30,600
Total other expenses, net	10,021	10,483	29,390	30,600
Loss before provision for income taxes	(15,869)	(18,356)	(14,784)	(27,082)
Provision for income taxes	515	59,141	961	60,125
Net loss	(16,384)	(77,497)	(15,745)	(87,207)
Less: net loss attributable to noncontrolling interest	(278)	(757)	(719)	(1,338)
Net loss attributable to The ONE Group Hospitality, Inc.	$(16,106)	$(76,740)	$(15,026)	$(85,869)

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. Certain percentage amounts may not sum to total due to rounding.

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Revenues:
Owned restaurant net revenue	98.5%	98.5%	98.4%	98.3%
Management, license, franchise and incentive fee revenue	1.5%	1.5%	1.6%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Owned operating expenses:
Owned restaurant cost of sales (1)	19.5%	21.1%	19.5%	21.0%
Owned restaurant operating expenses (1)	67.3%	67.6%	64.2%	64.2%
Total owned operating expenses (1)	86.8%	88.7%	83.6%	85.2%
General and administrative (including stock-based compensation of 0.6% for the three and nine periods ended September 27, 2026, respectively, and 0.7% for the three and nine periods ended September 28, 2025, respectively)	7.5%	7.4%	7.2%	6.4%
Depreciation and amortization	6.6%	6.4%	5.6%	5.4%
Loss on impairment of long-lived assets	—%	1.9%	—%	0.6%
Lease termination and restaurant closure expenses (income)	0.8%	(0.2)%	0.7%	0.9%
Pre-opening expenses	1.5%	0.4%	1.2%	0.7%
Transition and integration expenses	1.3%	1.4%	0.5%	1.7%
Transaction costs	—%	0.0%	0.0%	0.0%
Other expenses (income)	0.0%	(0.3)%	0.0%	0.0%
Total costs and expenses	103.3%	104.4%	97.5%	99.4%
Operating (loss) income	(3.3)%	(4.4)%	2.5%	0.6%
Other expenses, net:
Interest expense, net of interest income	5.7%	5.8%	5.0%	5.1%
Total other expenses, net	5.7%	5.8%	5.0%	5.1%
Loss before provision for income taxes	(9.0)%	(10.2)%	(2.5)%	(4.5)%
Provision for income taxes	0.3%	32.8%	0.2%	10.0%
Net loss	(9.3)%	(43.0)%	(2.7)%	(14.6)%
Less: net loss attributable to noncontrolling interest	(0.2)%	(0.4)%	(0.1)%	(0.2)%
Net loss attributable to The ONE Group Hospitality, Inc.	(9.1)%	(42.6)%	(2.5)%	(14.3)%
(1)	These expenses are being shown as a percentage of owned restaurant net revenue.

EBITDA, Adjusted EBITDA, Restaurant operating profit and Restaurant EBITDA are presented in this Quarterly Report on Form 10-Q to supplement other measures of financial performance. EBITDA, Adjusted EBITDA, Restaurant operating profit and Restaurant EBITDA are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We define EBITDA as net (loss) income before interest expense, (benefit) provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, non-cash impairment loss lease termination and restaurant closure expenses, transition and integration expenses, transaction costs, non-cash rent, non-cash impairment loss, non-recurring gains and losses, certain transactional and exit costs and loss on early debt extinguishment. Not all the aforementioned items defining Adjusted EBITDA occur in each reporting period but have been included in our definitions of terms based on our historical activity. Adjusted EBITDA presented in this Quarterly Report on Form 10-Q is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define Restaurant operating profit as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses. We define Restaurant EBITDA as owned restaurant net revenue minus owned restaurant cost of sales and owned restaurant operating expenses before non-cash rent.

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

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Net loss attributable to The ONE Group Hospitality, Inc.	$(16,106)	$(76,740)	$(15,026)	$(85,869)
Net loss attributable to noncontrolling interest	(278)	(757)	(719)	(1,338)
Net loss	(16,384)	(77,497)	(15,745)	(87,207)
Interest expense, net of interest income	10,021	10,483	29,390	30,600
Provision for income taxes	515	59,141	961	60,125
Depreciation and amortization	11,727	11,530	33,152	32,229
EBITDA	5,879	3,657	47,758	35,747
Stock-based compensation	1,006	1,246	3,277	4,348
Loss on impairment of long-lived assets	—	3,386	—	3,386
Lease termination and restaurant closure expenses (income)(1)	1,362	(278)	4,246	5,428
Transition and integration expenses	2,364	2,607	3,023	10,275
Transaction costs	—	13	26	143
Non-cash rent(2)	425	243	1,955	(614)
Other expenses (income)	84	(470)	138	(147)
Adjusted EBITDA	11,120	10,404	60,423	58,566
Adjusted EBITDA attributable to noncontrolling interest	(12)	(155)	(414)	(551)
Adjusted EBITDA attributable to The ONE Group Hospitality, Inc.	$11,132	$10,559	$60,837	$59,117
(1)	Lease termination and restaurant closure expenses (income) are costs associated with permanently and temporarily closed locations.
(2)	Non-cash rent expense is included in owned restaurant operating expenses, pre-opening expenses and general and administrative expense on the condensed consolidated statements of operations.

The following table presents a reconciliation of Owned restaurant net revenue for the nine periods ended September 27, 2026 to the nine periods ended September 28, 2025 (in thousands):

Owned restaurant net revenue for the nine periods ended September 28, 2025	$588,729
Decrease in sales for Grill Concepts restaurants closed(1)	(20,016)
Decrease in sales due to the elimination of auto-gratuities(2)	(3,076)
Increase in sales due to fiscal calendar shift(3)	8,291
Other changes in sales(4)	6,936
Owned restaurant net revenue for the nine periods ended September 27, 2026	580,864
(1)	Grill Concepts restaurants closed are comprised of Owned restaurant net revenue from Grill Concepts closed prior to September 27, 2026.
(2)	The elimination of auto-gratuities has no impact on net income attributable to The ONE Group Hospitality, Inc. or Adjusted EBITDA attributable to The ONE Group Hospitality, Inc. as the associated expense in Owned restaurant operating expenses was also eliminated.
(3)	On January 1, 2025, the Company transitioned from a calendar-based fiscal year to a 52/53-week fiscal year. The Company’s first nine periods of 2026 was the 273-day period of December 29, 2025 through September 27, 2026 compared to the first nine periods of 2025 which was the 271-day period of January 1, 2025 through September 28, 2025. The first nine periods of 2026 included New Year’s Eve while the first nine periods of 2025 did not include New Year’s Eve.
(4)	Other changes in sales is comprised of sales generated by new restaurant openings and the change in same store sales.

The following table presents a reconciliation of Operating (loss) income to Restaurant operating profit for the periods indicated (in thousands):

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
Operating (loss) income as reported	$(5,848)	$(7,873)	$14,606	$3,518
Management, license and incentive fee revenue	(2,670)	(2,776)	(9,387)	(9,979)
General and administrative	13,323	13,274	42,353	38,027
Depreciation and amortization	11,727	11,530	33,152	32,229
Loss on impairment of long-lived assets	—	3,386	—	3,386
Lease termination and restaurant closure expenses (income)	1,362	(278)	4,246	5,428
Pre-opening expenses	2,727	698	7,057	3,958
Transition and integration expenses	2,364	2,607	3,023	10,275
Transaction costs	—	13	26	143
Other expenses (income)	84	(470)	138	(147)
Restaurant operating profit	$23,069	$20,111	$95,214	$86,838
Restaurant operating profit as a percentage of owned restaurant net revenue	13.2%	11.3%	16.4%	14.8%
Non-cash rent	(229)	238	(446)	(614)
Restaurant EBITDA	$22,840	$20,349	$94,768	$86,224
Restaurant EBITDA as a percentage of owned restaurant net revenue	13.1%	11.5%	16.3%	14.6%

Restaurant operating profit by brand is as follows (in thousands):

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
STK restaurant operating profit (Company owned)	$6,223	$5,879	$28,443	$24,271
STK restaurant operating profit (Company owned) as a percentage of STK revenue (Company owned)	13.2%	12.8%	17.6%	16.0%
Benihana restaurant operating profit (Company owned)	$16,102	$13,928	$63,363	$57,586
Benihana restaurant operating profit (Company owned) as a percentage of Benihana revenue (Company owned)	15.8%	13.9%	18.7%	17.4%
Core Grill Concepts restaurant operating profit	$706	$1,018	$3,679	$6,652
Core Grill Concepts restaurant operating profit as a percentage of Core Grill Concepts revenue	3.0%	4.0%	4.8%	8.2%

Restaurant EBITDA by brand is as follows (in thousands):

	For the three periods ended September 27,	For the three periods ended September 28,	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025	2026	2025
STK restaurant EBITDA (Company owned)	$5,933	$5,790	$27,293	$23,633
STK restaurant EBITDA (Company owned) as a percentage of STK revenue (Company owned)	12.6%	12.6%	16.9%	15.5%
Benihana restaurant EBITDA (Company owned)	$16,515	$14,364	$64,494	$58,843
Benihana restaurant EBITDA (Company owned) as a percentage of Benihana revenue (Company owned)	16.2%	14.4%	19.1%	17.8%
Core Grill Concepts restaurant EBITDA	$322	$876	$3,143	$5,492
Core Grill Concepts restaurant EBITDA as a percentage of Core Grill Concepts revenue	1.4%	3.4%	4.1%	6.8%

Results of Operations for the Three Periods Ended September 27, 2026 Compared to the Three Periods Ended September 28, 2025

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $3.1 million, or 1.8%, to $174.3 million for the three periods ended September 27, 2026 from $177.4 million for the three periods ended September 28, 2025 with $4.5 million, or 2.5%, the result of the permanent or temporary closure of restaurants as part of the Grill Concepts portfolio optimization strategy, partially offset by sales from new restaurant opened since October 2025. Comparable restaurant sales decreased 0.4% in the three periods ended September 27, 2026 compared to the three periods ended September 28, 2025.

Management, license, franchise and incentive fee revenue. Management, license, franchise and incentive fee revenues decreased $0.1 million to $2.7 million for the three periods ended September 27, 2026 compared to $2.8 million for the three periods ended September 28, 2025.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $3.5 million, or 9.4%, to $33.9 million for the three periods ended September 27, 2026 from $37.4 million for the three periods ended September 28, 2025. As a percentage of owned restaurant net revenue, cost of sales decreased by 160 basis points to 19.5% for the three periods ended September 27, 2026 compared to 21.1% for the three periods ended September 28, 2025 primarily due to beef strategy, menu optimization and supply chain initiatives.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $2.6 million, or 2.2% to $117.3 million for the three periods ended September 27, 2026 from $119.9 million for the three periods ended September 28, 2025. Owned restaurant operating costs as a percentage of owned restaurant net revenue decreased 30 basis points from 67.6% in the three periods ended September 28, 2025 to 67.3% for the three periods ended September 27, 2026 primarily due to management of controllable expenses.

General and administrative. General and administrative costs were flat at $13.3 million for the three periods ended September 27, 2026 and the three periods ended September 28, 2025. As a percentage of revenues, general and administrative costs were 7.5% for the three periods ended September 27, 2026 compared to 7.4% for the three periods ended September 28, 2025.

Depreciation and amortization. Depreciation and amortization expense was $11.7 million for the three periods ended September 27, 2026, compared to $11.5 million for the three periods ended September 28, 2025.

Lease termination and restaurant closure expenses. Lease termination and restaurant closure expenses were $1.4 million for the three periods ended September 27, 2026, which consisted primarily of expenses related to the Grill Concepts optimization and the closure of an STK restaurant in New York, New York upon lease expiration. Lease termination and restaurant closure income was $0.3 million for the three periods ended September 28, 2025 primarily related to the termination of lease possession for two restaurants closed during the second quarter and the resulting write-off of the right-of-use asset and liability.

Pre-opening expenses. In the three periods ended September 27, 2026, we incurred $2.7 million of pre-opening expenses primarily comprised of payroll, training and other costs for STK Chelsea and Benihana Riverton, which opened in July 2026, STK Baltimore, which opened in September 2026, pre-open rent for restaurants that the Company has possession of, which included $0.6 million in non-cash rent, and pre-opening expenses for restaurants currently under development. Pre-opening expenses for the three periods ended September 28, 2025 were $0.7 million. Details of pre-opening expenses by category are provided in the table below for the three periods ended September 27, 2026 and three periods ended September 28, 2025 (in thousands).

Three Periods Ended September 27, 2026	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$103	$—	$103
Restaurants	1,470	1,154	2,624
Total	$1,573	$1,154	$2,727

Three Periods Ended September 28, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$133	$—	$133
Restaurants	289	276	565
Total	$422	$276	$698
(1)	Cash rent paid was $0.6 million and $0.2 million for the three periods ended September 27, 2026 and September 28, 2025, respectively.

Transition and integration costs. In the three periods ended September 27, 2026, we incurred $2.4 million in transition and integration costs associated with the acquisition of the Benihana and RA restaurants for expenses related to temporary rentals of heating, ventilation and air conditioning equipment while we complete repairs and replacements of equipment acquired with the Benihana and RA restaurants. In the three periods ended September 28, 2025, we incurred $2.6 million of transition and integration costs associated with the acquisition of the Benihana and RA restaurants. Included in these costs are expenses related to duplicate professional service vendors, operations support offices, support positions, and temporary rental expenses discussed above.

Interest expense, net of interest income. Interest expense, net of interest income, was $10.0 million for the three periods ended September 27, 2026 compared to $10.5 million for the three periods ended September 28, 2025. The weighted average interest rate for the three periods ended September 27, 2026 was 10.2% compared to 10.7% for the three periods ended September 28, 2025.

Provision for income taxes. The provision for income taxes for the three periods ended September 27, 2026 was $0.5 million compared to $59.1 million of tax provision for the three periods ended September 28, 2025. A non-cash valuation allowance against the deferred tax assets was recorded during the third quarter of 2025.

Results of Operations for the Nine Periods Ended September 27, 2026 Compared to the Nine Periods Ended September 28, 2025

Revenues

Owned restaurant net revenue. Owned restaurant net revenue decreased $7.8 million, or 1.3%, to $580.9 million for the nine periods ended September 27, 2026, from $588.7 million for the nine periods ended September 28, 2025, with $20.0 million, or 3.4%, the result of the permanent or temporary closure of restaurants as part of the Grill Concepts portfolio optimization strategy, partially offset by an increase in comparable restaurant sales and sales from new restaurants opened since October 2025. Comparable restaurant sales increased 0.1% during the nine periods ended September 27, 2026 compared to the nine periods ended September 28, 2025.

Management, license and incentive fee revenue. Management, license and incentive fee revenues decreased $0.6 million, or 5.9%, to $9.4 million for the nine periods ended September 27, 2026 from $10.0 million for the nine periods ended September 28, 2025 primarily due to the exit of a management agreement in Scottsdale, Arizona in the second quarter of 2025.

Cost and Expenses

Owned restaurant cost of sales. Food and beverage costs for owned restaurants decreased $10.7 million, or 8.6%, to $113.0 million for the nine periods ended September 27, 2026, from $123.7 million for the nine periods ended September 28, 2025. As a percentage of owned restaurant net revenue, cost of sales decreased 150 basis points to 19.5% for the nine periods ended September 27, 2026 from 21.0% in the nine periods ended September 28, 2025 primarily due to beef strategy, supply chain initiatives and menu optimization.

Owned restaurant operating expenses. Owned restaurant operating expenses decreased $5.6 million to $372.6 million for the nine periods ended September 27, 2026, from $378.2 million for the nine periods ended September 28, 2025. Owned restaurant operating costs as a percentage of owned restaurant net revenue was flat at 64.2% for both the nine periods ended September 28, 2025 and September 27, 2026.

General and administrative. General and administrative costs increased $4.4 million, or 11.4%, to $42.4 million for the nine periods ended September 27, 2026, compared to $38.0 million for the nine periods ended September 28, 2025. The increase was attributable to inflation on salaries and planned investments in information technology, including AI-related technologies. As a percentage of revenues, general and administrative costs increased by 80 basis points to 7.2% for the nine periods ended September 27, 2026 compared to 6.4% for the nine periods ended September 28, 2025.

Depreciation and amortization. Depreciation and amortization expense increased $1.0 million to $33.2 million for the nine periods ended September 27, 2026, compared to $32.2 million for the nine periods ended September 28, 2025. The increase is attributed to new restaurants opened since October 2025.

Lease termination and restaurant closure expenses. Lease termination and restaurant closure expenses were $4.2 million for the nine periods ended September 27, 2026, which consisted primarily of expenses related to the Grill Concepts portfolio optimization. Lease termination and restaurant closure expenses were $5.4 million for the nine periods ended September 28, 2025.

Pre-opening expenses. In the nine periods ended September 27, 2026, we incurred $7.1 million of pre-opening expenses primarily comprised of payroll, training and other costs for five restaurants opened during the first nine periods of 2026, preopen rent for restaurants that the Company has possession of, which included $2.2 million in non-cash rent, and pre-opening expenses for restaurants opened subsequent to the end of the third quarter or currently under development. Pre-opening expenses for the nine periods ended September 28, 2025 were $4.0 million. Details of pre-opening expenses by category are provided in the table below for the nine periods ended September 27, 2026 and September 28, 2025 (in thousands).

Nine Periods Ended September 27, 2026	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$413	$—	$413
Restaurants	2,859	3,785	6,644
Total	$3,272	$3,785	$7,057

Nine Periods Ended September 28, 2025	Preopen Expenses	Preopen Rent (1)	Total
Training Team	$978	$—	$978
Restaurants	1,800	1,180	2,980
Total	$2,778	$1,180	$3,958
(1)	Cash rent paid was $1.6 million and $1.0 million for the nine periods ended September 27, 2026 and September 28, 2025, respectively.

Transition and integration costs. In the nine periods ended September 27, 2026, we incurred $3.0 million in transition and integration costs associated with the acquisition of Benihana and RA restaurants for expenses related to temporary rentals of heating, ventilation and air conditioning equipment while we complete repairs and replacement of equipment acquired with the Benihana and RA restaurants. In the nine periods ended September 28, 2025, we incurred $10.3 million of transition and integration costs associated with the acquisition of the Benihana and RA restaurants. Included in these costs are expenses related to identified duplicate professional service vendors, operational support offices, support positions, and temporary rentals as discussed above.

Interest expense, net of interest income. Interest expense, net of interest income, was $29.4 million for the nine periods ended September 27, 2026 compared to $30.6 million for the nine periods ended September 28, 2025. The weighted average interest rate for the nine periods ended September 27, 2026 was 10.2% compared to 10.8% for the nine periods ended September 28, 2025.

Provision for income taxes. The provision for income taxes for the nine periods ended September 27, 2026 was $1.0 million, compared to $60.1 million for the nine periods ended September 28, 2025. A non-cash valuation allowance was recorded during the third quarter of 2025 against the deferred tax assets.

Liquidity and Capital Resources

Executive Summary

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on outstanding debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next 12 months and the foreseeable future, including the costs of opening currently planned new restaurants, through cash provided by operations, construction allowances provided by landlords of certain locations and borrowings under our Credit Agreement. We also may borrow on our Revolving Facility or issue equity, including preferred stock, to support ongoing business operations. We believe these sources of financing are adequate to support our immediate business operations and plans. As of September 27, 2026, we had cash and cash equivalents of $4.0 million. Our credit card receivables as of September 27, 2026 were $10.1 million, which are typically collected within four days. We had $347.9 million in long-term debt, which primarily consisted of borrowings under our Credit Agreement as of September 27, 2026. As of September 27, 2026, the availability on our Revolving Facility was $26.2 million, subject to certain conditions.

For the nine periods ended September 27, 2026, capital expenditures were $34.6 million, of which $23.3 million related to the construction of new STK, Benihana and Kona Grill restaurants, $3.3 million related to remodels or major projects at existing restaurants and $7.4 million related to existing restaurants. We expect to receive between $0.5 million to $0.7 million in landlord contributions in the next three months.

Capital expenditures by type for the nine periods ended September 27, 2026 and September 28, 2025, respectively, are provided below (in thousands).

Nine Periods Ended September 27, 2026	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$15,584	$6,647	$1,054	$38	$23,323
Remodels	618	2,433	250	—	3,301
Maintenance	2,222	3,822	1,388	—	7,432
Other	—	—	—	572	572
Total	$18,424	$12,902	$2,692	$610	$34,628
Tenant Improvement Allowance	4,688	1,634	—	—	6,322
Total Capital Expenditures, net of Tenant Improvement Allowance	$13,736	$11,268	$2,692	$610	$28,306

Nine Periods Ended September 28, 2025	STK	Benihana	Grill Concepts	Other (1)	Total
New Venues	$15,612	$4,761	$2,006	$226	$22,605
Remodels	1,739	1,812	564	—	4,115
Maintenance	5,580	5,456	4,795	—	15,831
Other(2)	157	456	211	797	1,621
Total	$23,088	$12,485	$7,576	$1,023	$44,172
Tenant Improvement Allowance	1,859	640	542	—	3,041
Total Capital Expenditures, net of Tenant Improvement Allowance	$21,229	$11,845	$7,034	$1,023	$41,131
(1)	Includes inventory of restaurant equipment for venues under development.
(2)	Includes equipment purchased as part of a corporate initiative.

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

To help manage future cash requirements, we intend to prioritize capital-efficient growth in 2026, significantly reducing discretionary capital expenditures. New-restaurant Company-owned development will focus on locations requiring $1.5 million or less, net of tenant improvement allowance, to open. We plan to convert up to an additional seven Company-owned Grill restaurants to Benihana or STK formats. These conversions are expected to require approximately $1.0 million in capital investment and are anticipated to be accretive to EBITDA.

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

Cash Flows

The following table summarizes the statement of cash flows for the nine periods ended September 27, 2026 and the nine periods ended September 28, 2025 (in thousands):

	For the nine periods ended September 27,	For the nine periods ended September 28,
	2026	2025
Net cash provided by (used in):
Operating activities	$41,794	$17,222
Investing activities	(35,246)	(44,172)
Financing activities	(7,115)	4,822
Effect of exchange rate changes on cash	(27)	100
Net decrease in cash and cash equivalents	$(594)	$(22,028)

Operating Activities. Net cash provided by operating activities was $41.8 million for the nine periods ended September 27, 2026, compared to $17.2 million for the nine periods ended September 28, 2025. The increase was primarily attributable to increased operating income and collections on credit card receivables, partially offset by the timing of payments of accrued expenses.

Investing Activities. Net cash used in investing activities for the nine periods ended September 27, 2026, was $35.2 million, excluding tenant improvement allowances of $6.3 million, of which $23.3 million primarily related to the construction of new STK, Benihana and Kona Grill restaurants, $3.3 million related to remodels or major projects at existing restaurants and $7.4 million related to existing restaurants.

Net cash used in investing activities for the nine periods ended September 28, 2025 was $44.2 million, of which $22.6 million consisted of capital expenditures primarily for the construction of three restaurants opened during the first three quarters of 2025, as well as residual payments on the two restaurants that opened during the fourth quarter of 2024 and restaurants that were under development as of September 28, 2025, as well as capital expenditures for existing restaurants.

Financing Activities. Net cash used in financing activities for the nine periods ended September 27, 2026 was $7.1 million, primarily comprised of $6.6 million of repayments under the Term Loan Facility compared to net cash provided by financing activities of $4.8 million for the nine periods ended September 28, 2025.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 27, 2026 and based on this evaluation, have concluded that our disclosure controls and procedures were effective as of September 27, 2026.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, any conflict involving Iran could result in further regulatory constraints, sanctions compliance obligations, limitations on cross-border transactions or restrictions on access to certain markets, counterparties or financial institutions. These factors may increase our operating costs, delay or impair our ability to execute strategic initiatives, and limit growth opportunities. The extent of these impacts is uncertain and may be exacerbated by the duration, geographic scope and severity of such geopolitical developments, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

(c) Adoption or Termination of 10b5-1 Trading Plans

During the third quarter ended September 27, 2026, no director or officer adopted, modified, or terminated any Rule 10b5-1trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Dated: November 4, 2026

THE ONE GROUP HOSPITALITY, INC.

	By:	/s/ Nicole Thaung
Nicole Thaung, Chief Financial Officer